Form 10-Q
period 2016-06-30
Aegion Corp
filed 2016-08-03
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 34,600,742 shares of common stock, $.01 par value per share, outstanding at July 27, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$297,686	$337,096	$591,594	$646,262
Cost of revenues	236,496	265,043	475,990	515,019
Gross profit	61,190	72,053	115,604	131,243
Operating expenses	50,806	57,326	101,531	106,410
Acquisition-related expenses	704	—	1,735	323
Restructuring charges	1,535	204	8,332	862
Operating income	8,145	14,523	4,006	23,648
Other income (expense):
Interest expense	(3,641)	(2,989)	(7,256)	(6,221)
Interest income	128	78	160	204
Other	(498)	778	(1,471)	(2,001)
Total other expense	(4,011)	(2,133)	(8,567)	(8,018)
Income (loss) before taxes on income	4,134	12,390	(4,561)	15,630
Taxes (benefit) on income	941	3,542	(3,805)	5,410
Net income (loss)	3,193	8,848	(756)	10,220
Non-controlling interests (income) loss	229	(164)	386	(177)
Net income (loss) attributable to Aegion Corporation	$3,422	$8,684	$(370)	$10,043

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$0.10	$0.24	$(0.01)	$0.27
Diluted	$0.10	$0.24	$(0.01)	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,193	$8,848	$(756)	$10,220
Other comprehensive income (loss):
Currency translation adjustments	(399)	(2,379)	(957)	(18,475)
Pension activity, net of tax (1)	(52)	(25)	(173)	(4)
Deferred gain (loss) on hedging activity, net of tax (2)	(486)	(25)	(4,059)	384
Total comprehensive income (loss)	2,256	6,419	(5,945)	(7,875)
Comprehensive loss attributable to non-controlling interests	313	497	228	1,491
Comprehensive income (loss) attributable to Aegion Corporation	$2,569	$6,916	$(5,717)	$(6,384)
__________________________

(1)	Amounts presented net of tax of $(13) and $(6) for the quarters ended June 30, 2016 and 2015, respectively, and $(43) and $(1) for the six months ended June 30, 2016 and 2015, respectively.

(2)	Amounts presented net of tax of $(325) and $(14) for the quarters ended June 30, 2016 and 2015, respectively, and $(2,717) and $256 for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$110,792	$209,253
Restricted cash	5,299	5,796
Receivables, net of allowances of $7,646 and $14,524, respectively	189,652	200,883
Retainage	37,687	37,285
Costs and estimated earnings in excess of billings	93,754	89,141
Inventories	61,932	47,779
Prepaid expenses and other current assets	72,607	66,999
Assets held for sale	—	21,060
Total current assets	571,723	678,196
Property, plant & equipment, less accumulated depreciation	153,741	144,833
Other assets
Goodwill	297,223	249,120
Identified intangible assets, less accumulated amortization	202,073	174,118
Deferred income tax assets	3,432	2,130
Other assets	6,736	5,616
Total other assets	509,464	430,984
Total Assets	$1,234,928	$1,254,013

Liabilities and Equity
Current liabilities
Accounts payable	$63,876	$72,732
Accrued expenses	103,686	112,951
Billings in excess of costs and estimated earnings	96,171	87,475
Current maturities of long-term debt and line of credit	17,646	17,648
Liabilities held for sale	—	6,961
Total current liabilities	281,379	297,767
Long-term debt, less current maturities	361,221	333,480
Deferred income tax liabilities	20,608	19,386
Other non-current liabilities	11,234	8,824
Total liabilities	674,442	659,457

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 34,720,534 and 36,053,499, respectively	347	361
Additional paid-in capital	180,394	199,951
Retained earnings	425,204	425,574
Accumulated other comprehensive loss	(53,208)	(47,861)
Total stockholders’ equity	552,737	578,025
Non-controlling interests	7,749	16,531
Total equity	560,486	594,556
Total Liabilities and Equity	$1,234,928	$1,254,013

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
Net income	—	—	—	10,043	—	177	10,220
Issuance of common stock upon stock option exercises	100,191	1	1,120	—	—	—	1,121
Issuance of shares pursuant to restricted stock units	10,856	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	12,819	—	—	—	—	—	—
Forfeitures of restricted shares	(45,207)	—	—	—	—	—	—
Shares repurchased and retired	(1,211,333)	(13)	(21,913)	—	—	—	(21,926)
Equity-based compensation expense	—	—	4,582	—	—	—	4,582
Currency translation adjustment and derivative transactions, net	—	—	—	—	(16,781)	(1,314)	(18,095)
BALANCE, June 30, 2015	36,227,841	$362	$201,078	$443,684	$(41,450)	$17,313	$620,987

BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
Net loss	—	—	—	(370)	—	(386)	(756)
Issuance of common stock upon stock option exercises	18,193	—	13	—	—	—	13
Issuance of shares pursuant to restricted stock units	12,313	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	18,272	—	—	—	—	—	—
Forfeitures of restricted shares	(16,494)	—	—	—	—	—	—
Shares repurchased and retired	(1,365,249)	(14)	(25,186)	—	—	—	(25,200)
Equity-based compensation expense	—	—	5,616	—	—		5,616
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Distributions to non-controlling interests	—	—	—	—	—	(1,276)	(1,276)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(5,347)	158	(5,189)
BALANCE, June 30, 2016	34,720,534	$347	$180,394	$425,204	$(53,208)	$7,749	$560,486

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(756)	$10,220
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	23,155	21,097
Gain on sale of fixed assets	(1,225)	(970)
Equity-based compensation expense	5,616	4,582
Deferred income taxes	(1,054)	2,001
Non-cash restructuring charges	276	1,212
Loss on sale of businesses	—	2,864
Loss on foreign currency transactions	1,638	424
Other	889	(1,391)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	1,693	(1,128)
Receivables net, retainage and costs and estimated earnings in excess of billings	16,027	(6,410)
Inventories	(311)	1,377
Prepaid expenses and other assets	(4,056)	(221)
Accounts payable and accrued expenses	(37,908)	3,702
Billings in excess of costs and estimated earnings	5,409	21,021
Other operating	512	49
Net cash provided by operating activities	9,905	58,429

Cash flows from investing activities:
Capital expenditures	(19,445)	(12,087)
Proceeds from sale of fixed assets	2,426	1,186
Patent expenditures	(911)	(1,576)
Restricted cash related to investing activities	(1,086)	—
Purchase of Underground Solutions, Inc., net of cash acquired	(85,167)	—
Purchase of Fyfe Europe S.A. and related companies	(2,800)	—
Purchase of CIPP business of Leif M. Jensen A/S	(3,235)	—
Purchase of Schultz Mechanical Contractors, Inc.	—	(6,878)
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	4,599	—
Payment to Fyfe Asia sellers for final net working capital	—	(5)
Net cash used in investing activities	(105,619)	(19,360)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	13	1,299
Repurchase of common stock	(25,200)	(21,926)
Distributions to non-controlling interests	(1,276)	—
Payment of contingent consideration related to acquisition of Schultz Mechanical Contractors, Inc.	(500)	—
Proceeds on notes payable	—	1,505
Principal payments on notes payable	—	(1,875)
Proceeds from line of credit	37,000	26,000
Payments on line of credit	(1,000)	—
Principal payments on long-term debt	(8,750)	(39,593)
Net cash provided by (used in) financing activities	287	(34,590)
Effect of exchange rate changes on cash	(5,477)	(6,372)
Net decrease in cash and cash equivalents for the period	(100,904)	(1,893)
Cash and cash equivalents, beginning of year	211,696	174,965
Cash and cash equivalents, end of period	$110,792	$173,072
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany related accounts and transactions have been eliminated in consolidation.
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

Acquisitions/Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce the Company’s exposure to the upstream oil markets and to reduce consolidated expenses. As part of management’s ongoing assessment of its energy-related businesses, the Company determined that the persistent low price of oil was expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The Company substantially completed its 2016 Restructuring objectives in the first six months of 2016, including repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual expenses by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. See Note 3.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On June 2, 2016, the Company acquired the cured-in-place pipe (“CIPP”) contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011. The purchase price was €2.9 million, approximately $3.2 million.
On May 13, 2016, the Company acquired the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”) for a purchase price of $3.0 million. Fyfe Europe held rights to provide Fibrwrap® product engineering and support to installers and applicators of fiber reinforced polymer (“FRP”) systems in 72 countries throughout Europe, Middle East and North Africa. The acquisition of these territories now provides the Company with worldwide rights to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures.
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
Corrosion Protection Segment (“Corrosion Protection”)
On February 1, 2016, the Company sold its fifty-one percent (51%) interest in its Canadian pipe-coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to its joint venture partner, Perma-Pipe, Inc. The sale price was US $9.6 million, which consisted of a US $7.6 million payment at closing and a US $2.0 million promissory note, which was paid on July 28, 2016. BPPC served as the Company’s pipe coating and insulation operation in Canada. The sale of its interest in BPPC was part of a broader effort by the Company to reduce its exposure in the North American upstream market in light of its expectations for a prolonged low oil price environment. As a result of the sale, the Company recognized a pre-tax, non-cash charge of approximately $0.6 million at December 31, 2015 to reflect the expected loss on the sale of the business. This loss was derived primarily from the release of cumulative currency translation adjustments and was recorded to other income (expense) in the Consolidated Statement of Operations.
In July 2015, the Company paid $0.7 million to the sellers of CRTS, Inc. (“CRTS”) related to contingent consideration achieved during the year ended December 31, 2013. This amount was fully accrued as of June 30, 2015 and December 31, 2014. Also, in June 2015, the Company finalized the settlement of escrow claims made pursuant to the CRTS purchase agreement. As a result of the settlement, the Company received proceeds of approximately $1.0 million in July 2015, of which $0.2 million was recorded as an offset to operating expenses and the remaining $0.8 million was recorded to other income (expense) in the Consolidated Statement of Operations for the quarter and six months ended June 30, 2015.
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
Purchase Price Accounting
During the second quarter of 2016, the Company determined its preliminary accounting for Fyfe Europe and LMJ, and substantially completed its accounting for Underground Solutions, with the exception of final working capital and net operating loss tax asset adjustments. Purchase price accounting related to Schultz was finalized in the first quarter of 2016. As the Company completes its final accounting for the Underground Solutions, Fyfe Europe and LMJ acquisitions, future adjustments related to working capital, deferred income taxes and goodwill could occur. The goodwill and definite-lived intangible assets associated with the Schultz, Fyfe Europe and LMJ acquisitions are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Underground Solutions acquisition are not deductible for tax purposes.
Underground Solutions, Fyfe Europe, LMJ and Schultz made the following contributions to the Company’s revenues and profits (in thousands):

	Quarter Ended June 30, 2016				Quarter Ended June 30, 2015
	Underground Solutions(1)	Fyfe Europe	LMJ	Schultz(2)	Schultz(3)
Revenues	$10,977	$8	$1,333	$5,611	$3,970
Net loss	(1,638)	(98)	(87)	(59)	(19)
_____________________

(1)
The reported net loss for Underground Solutions for the quarter ended June 30, 2016 includes inventory step up expense of $2.4 million, recognized as part of the accounting for business combinations, and an allocation of corporate expenses of $1.3 million.

(2)	The reported net loss for Schultz for the quarter ended June 30, 2016 includes an allocation of corporate expenses of $0.3 million.

(3)	The reported net loss for Schultz for the quarter ended June 30, 2015 includes an allocation of corporate expenses of $0.2 million.

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Underground Solutions(1)	Fyfe Europe	LMJ	Schultz(2)	Schultz(3)
Revenues	$15,643	$8	$1,333	$10,321	$4,487
Net loss	(1,762)	(98)	(87)	(400)	(26)
_____________________

(1)
The reported net loss for Underground Solutions for the six months ended June 30, 2016 includes inventory step up expense of $3.6 million, recognized as part of the accounting for business combinations, and an allocation of corporate expenses of $1.3 million.

(2)	The reported net loss for Schultz for the six months ended June 30, 2016 includes charges related to the 2016 Restructuring of $0.2 million and an allocation of corporate expenses of $0.3 million.

(3)	The reported net loss for Schultz for the six months ended June 30, 2015 includes an allocation of corporate expenses of $0.2 million.
The following unaudited pro forma summary presents combined information of the Company as if the Underground Solutions, Fyfe Europe, LMJ and Schultz acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands, except earnings (loss) per share):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$299,165	$350,953	$599,059	$668,068
Net income (loss) attributable to Aegion Corporation (1)	3,458	9,665	(196)	10,266
Earnings (loss) per share	$0.10	$0.26	$(0.01)	$0.28
_____________________

(1)
Includes pro-forma adjustments for depreciation and amortization associated with acquired tangible and intangible assets, as if those assets were recorded at the beginning of the year preceding the acquisition date.

The transaction purchase price to acquire Underground Solutions was $88.7 million, which included: (i) a payment at closing of $85.0 million; (ii) a payment of $5.3 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards; and (iii) preliminary working capital adjustments of $1.6 million (payable to the Company).
The transaction purchase price to acquire Fyfe Europe was $3.0 million, which represented cash consideration paid at closing of $2.8 million plus $0.2 million of deferred contingent consideration.
The purchase price to acquire LMJ was €2.9 million, approximately $3.2 million, which was paid at closing.
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

The following table summarizes the fair value of identified assets and liabilities of the Underground Solutions, Fyfe Europe, LMJ and Schultz acquisitions at their respective acquisition dates (in thousands):

	Underground Solutions	Fyfe Europe	LMJ	Schultz
Cash	$3,630	$—	$—	$—
Receivables and cost and estimated earnings in excess of billings	6,339	—	—	1,086
Inventories	12,629	—	504	—
Prepaid expenses and other current assets	587	—	—	19
Property, plant and equipment	2,755	50	1,194	162
Identified intangible assets	33,740	513	795	3,060
Deferred income tax assets	12,967	—	—	—
Other assets	29	—	—	—
Accounts payable	(4,653)	—	—	(663)
Accrued expenses	(5,274)	—	—	—
Billings in excess of cost and estimated earnings	(2,943)	—	—	—
Deferred income tax liabilities	(14,924)	—	—	—
Total identifiable net assets	$44,882	$563	$2,493	$3,664

Total consideration recorded	$88,681	$3,000	$3,235	$7,662
Less: total identifiable net assets	44,882	563	2,493	3,664
Goodwill at June 30, 2016	$43,799	$2,437	$742	$3,998

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

Foreign Currency Translation
Net foreign exchange transaction losses of $0.5 million and $0.4 million for the quarters ended June 30, 2016 and 2015, respectively, and $1.6 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, are included in other income (expense) in the Consolidated Statements of Operations.
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
As of June 30, 2016 and 2015, the Company had accumulated comprehensive income (loss) of $(46.8) million and $(41.0) million, respectively, related to currency translation adjustments; $(7.0) million and $0.1 million, respectively, related to derivative transactions; and $0.6 million and $(0.5) million, respectively, related to pension activity in accumulated other comprehensive income.
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

Goodwill
Acquisitions treated as a business combination generally result in goodwill related to, among other things, synergies, acquired workforce, growth opportunities and market potential. Under FASB ASC 350, the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

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
Investments in Affiliated Companies
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, have historically been accounted for by the equity method. At June 30, 2016 and December 31, 2015, the Company did not own any investments in affiliated companies.
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

Based on its evaluation of the above factors and judgments, as of June 30, 2016, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	June 30, 2016 (1)	December 31, 2015 (2)
Current assets	$33,010	$60,730
Non-current assets	26,574	26,316
Current liabilities	12,574	24,784
Non-current liabilities	27,906	25,728
__________________________

(1)	Amounts exclude the assets and liabilities of BPPC, which was sold in February 2016.

(2)	Amounts include $21.1 million of current assets and $7.0 million of current liabilities of BPPC, which were classified as held for sale. See Note 5.

	Six Months Ended June 30,
Income statement data	2016 (1)	2015
Revenue	$26,883	$18,295
Gross profit	1,949	1,475
Net loss	(3,098)	(767)
__________________________

(1)	Includes the results of BPPC through the date of its sale in February 2016.
Newly Issued Accounting Pronouncements
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for public companies for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be presented as non-current within the Consolidated Balance Sheet. It is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. The Company currently reports both current and non-current deferred tax assets and liabilities; however, adoption of the guidance is not expected to have a material impact on its presentation of financial condition.
In September 2015, the FASB issued guidance that requires acquirers in a business combination to recognize measurement period adjustments in the reporting period in which the adjustment amounts are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

3.    RESTRUCTURING
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated expenses. The Company substantially completed its 2016 Restructuring objectives in the first six months of 2016, including repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively, and reducing corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual expenses by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. The Company’s previous savings estimate was between $15.0 million and $16.0 million.
As part of the 2016 Restructuring, the Company expects to reduce headcount by approximately 950 employees, or 15.3%, of the Company’s total workforce as of December 31, 2015. Headcount reductions associated with the 2016 Restructuring totaled 930 as of June 30, 2016.
In connection with the 2016 Restructuring, the Company expects to record total estimated pre-tax charges, most of which are cash charges, of approximately $15.0 million, which is an increase from the previous estimate of between $11.0 million to $13.0 million. The increased cost estimate is primarily the result of longer wind-down efforts associated with downsizing the Company’s upstream operations in Energy Services. These charges consist primarily of employee severance, extension of benefits, employment assistance programs, early lease termination and other restructuring costs.
Total pre-tax restructuring charges during the first six months of 2016 were $13.5 million ($9.1 million after tax) and consisted primarily of cash charges. These charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above.
Estimated remaining costs to be incurred for the 2016 Restructuring are approximately $1.5 million and are expected to be incurred in the second half of 2016. The estimated remaining costs consist primarily of cash charges related to office closures, employee severance, extension of benefits, employment assistance programs and other restructuring costs mainly within Energy Services.

During the quarter and six months ended June 30, 2016, the Company recorded pre-tax expense related to the 2016 Restructuring as follows (in thousands):

	Quarter Ended June 30, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$344	$714	$94	$1,152
Relocation and other moving costs	307	62	14	383
Other restructuring costs (1)	568	181	1,479	2,228
Total pre-tax restructuring charges (2)	$1,219	$957	$1,587	$3,763
__________________________

(1)	Primarily includes charges in Energy Services related to the downsizing of the Company’s upstream operations in California.

(2)	Includes $0.2 million of corporate-related restructuring charges that have been allocated to the reportable segments.

	Six Months Ended June 30, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$2,256	$3,134	$1,403	$6,793
Lease termination costs	—	—	969	969
Relocation and other moving costs	307	62	134	503
Other restructuring costs (1)	809	498	3,933	5,240
Total pre-tax restructuring charges (2)	$3,372	$3,694	$6,439	$13,505
__________________________

(1)	Primarily includes charges in Energy Services related to the downsizing of the Company’s upstream operations in California.

(2)	Includes $1.2 million of corporate-related restructuring charges that have been allocated to the reportable segments.
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarter and six months ended June 30, 2016 were $1.5 million and $8.3 million, respectively, and are reported, along with similar charges for the 2014 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2016 Restructuring recognized in the quarter and six months ended June 30, 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended June 30, 2016			Six Months Ended June 30, 2016
	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total

Cost of revenues (2)	$—	$10	$10	$—	$59	$59
Operating expenses (3)	259	1,710	1,969	259	4,673	4,932
Restructuring charges (4)	—	1,535	1,535	—	8,265	8,265
Other expense (5)	249	—	249	249	—	249
Total pre-tax restructuring charges	$508	$3,255	$3,763	$508	$12,997	$13,505
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges for the quarter and six-month period ended June 30, 2016 relate to Corrosion Protection.

(3)
Includes charges of $0.4 million and $0.6 million for the quarter and six-month period ended June 30, 2016, respectively, related to Infrastructure Solutions. Includes charges of $0.1 million and $0.4 million for the quarter and six-month period ended June 30, 2016, respectively, related to Corrosion Protection. Includes charges of $1.5 million and $3.9 million for the quarter and six-month period ended June 30, 2016, respectively, related to Energy Services.

(4)
Includes charges of $0.6 million and $2.5 million for the quarter and six-month period ended June 30, 2016, respectively, related to Infrastructure Solutions. Includes charges of $0.8 million and $3.2 million for the quarter and six-month period ended June 30, 2016, respectively, related to Corrosion Protection. Includes charges of $0.1 million and $2.5 million for the quarter and six-month period ended June 30, 2016, respectively, related to Energy Services.

(5)	All charges relate to the release of cumulative currency translation adjustments in Infrastructure Solutions.
The following tables summarize the 2016 Restructuring activity during the first six months of 2016 (in thousands):

	2016 Charge to Income	Utilized in 2016		Reserves at June 30, 2016
		Cash(1)	Non-Cash
Severance and benefit related costs	$6,793	$4,786	$—	$2,007
Lease termination costs	969	969	—	—
Relocation and other moving costs	503	322	—	181
Other restructuring costs	5,240	4,642	508	90
Total pre-tax restructuring charges	$13,505	$10,719	$508	$2,278
__________________________

(1)	Refers to cash utilized to settle charges during the first six months of 2016.

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
The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Headcount reductions associated with the 2014 Restructuring totaled 86 as of June 30, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
Total pre-tax 2014 Restructuring charges since inception were $60.4 million ($44.8 million after tax) and consisted of non-cash charges totaling $48.3 million and cash charges totaling $12.1 million. The non-cash charges of $48.3 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana; and (ii) $26.1 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of the Company’s CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $12.1 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, the Company expects to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans. All such charges will be recognized in Infrastructure Solutions.

During the quarters ended June 30, 2016 and 2015, the Company recorded pre-tax (income) expense related to the 2014 Restructuring as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Severance and benefit related costs	$—	$178	$67	$694
Lease termination costs	—	26	—	168
Allowances for doubtful accounts	(12)	2,290	(353)	1,291
Other restructuring costs (1)	72	3,200	166	7,079
Total pre-tax restructuring charges (reversals) (2)	$60	$5,694	$(120)	$9,232
__________________________

(1)
The quarter and six months ended June 30, 2015 include charges related to the write-off of certain other assets, including the loss on the sale of the CIPP contracting operation in France in February 2015, including the release of cumulative currency translation adjustments, professional fees and certain other restructuring charges.

(2)	All charges for the quarters and six months ended June 30, 2016 and 2015 relate to Infrastructure Solutions.
2014 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarters ended June 30, 2016 and 2015 were zero and $0.2 million, respectively, and for the six months ended June 30, 2016 and 2015 were $0.1 million and $0.9 million, respectively, and are reported, along with similar charges for the 2016 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2014 Restructuring recognized in the quarters and six months ended June 30, 2016 and 2015 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarters Ended June 30,
	2016			2015
	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total
Cost of revenues	$—	$—	$—	$35	$933	$968
Operating expenses	(20)	80	60	2,290	2,210	4,500
Restructuring charges	—	—	—	—	204	204
Other expense	—	—	—	246	(224)	22
Total pre-tax restructuring charges (reversals) (2)	$(20)	$80	$60	$2,571	$3,123	$5,694
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges relate to Infrastructure Solutions.

	Six Months Ended June 30,
	2016			2015
	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total
Cost of revenues	$—	$(14)	$(14)	$(132)	$1,114	$982
Operating expenses	(361)	59	(302)	1,270	3,362	4,632
Restructuring charges	—	67	67	—	862	862
Other expense (2)	129	—	129	2,938	(182)	2,756
Total pre-tax restructuring charges (reversals) (3)	$(232)	$112	$(120)	$4,076	$5,156	$9,232
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)
Charges in the six months ended June 30, 2015 primarily include the loss on sale of the CIPP contracting operation in France in February 2015, including the release of cumulative currency translation adjustments.

(3)	All charges relate to Infrastructure Solutions.

The following tables summarize the 2014 Restructuring activity during the first six months of 2016 and 2015 (in thousands):

				Utilized
	Reserves at December 31, 2015	Charge (Credit) to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2016
Severance and benefit related costs	$—	$67	$—	$—	$—	$67
Allowances for doubtful accounts	6,605	(353)	(17)	—	235	6,000
Other restructuring costs	968	166	17	214	121	816
Total pre-tax restructuring charges (reversals)	$7,573	$(120)	$—	$214	$356	$6,883
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2015 or charged to income during the first six months of 2016.

				Utilized
	Reserves at December 31, 2014	Charge (Credit) to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2015
Severance and benefit related costs	$466	$694	$(3)	$975	$—	$182
Lease termination expenses	—	168	(2)	166	—	—
Allowances for doubtful accounts	11,464	1,291	(72)	—	2,785	9,898
Other restructuring costs	2,496	7,079	(70)	3,541	2,852	3,112
Total pre-tax restructuring charges	$14,426	$9,232	$(147)	$4,682	$5,637	$13,192
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during the first six months of 2015.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares used for basic EPS	34,986,905	36,468,374	35,237,742	36,886,777
Effect of dilutive stock options and restricted and deferred stock unit awards	479,860	314,797	—	266,394
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	35,466,765	36,783,171	35,237,742	37,153,171
The Company excluded 435,722 stock options and restricted and deferred stock units for the six months ended June 30, 2016 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 160,191 and 164,014 stock options for the quarters ended June 30, 2016 and 2015, respectively, and 160,191 and 286,251 stock options for the six months ended June 30, 2016 and 2015, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    ASSETS HELD FOR SALE
On December 31, 2015, the Company entered into a definitive agreement to sell its 51% interest in BPPC, a pipe coatings company in Western Canada, to its joint venture partner, Perma-Pipe, Inc. The transaction closed effective February 1, 2016. BPPC was classified as held-for-sale at December 31, 2015. See Note 1 for further discussion of this sale.
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

6.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2016 and June 30, 2016 (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2016
Goodwill, gross	$190,525	$73,345	$80,246	$344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	174,456	27,945	46,719	249,120
Acquisitions (1)	46,978	—	—	46,978
Foreign currency translation	347	778	—	1,125
Balance, June 30, 2016
Goodwill, gross	237,850	74,123	80,246	392,219
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$221,781	$28,723	$46,719	$297,223
__________________________

(1)
During the first six months of 2016, the Company recorded goodwill of $43.8 million, $2.4 million and $0.7 million related to the acquisitions of Underground Solutions, Fyfe Europe and LMJ, respectively (see Note 1).

Identified Intangible Assets
Identified intangible assets consisted of the following (in thousands):

(in thousands)		June 30, 2016			December 31, 2015
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements (1)	9.5	$4,451	$(3,361)	$1,090	$3,893	$(3,275)	$618
Leases	11.1	2,065	(838)	1,227	2,065	(764)	1,301
Trademarks (2)	14.1	24,124	(7,055)	17,069	22,519	(6,262)	16,257
Non-competes (3)	2.1	1,316	(999)	317	1,210	(945)	265
Customer relationships (4)	11.9	185,363	(47,798)	137,565	164,779	(41,967)	122,812
Patents and acquired technology (5)	9.9	67,928	(23,123)	44,805	55,260	(22,395)	32,865
		$285,247	$(83,174)	$202,073	$249,726	$(75,608)	$174,118
__________________________

(1)	During the first six months of 2016, the Company recorded license agreements of $0.6 million related to the acquisition of LMJ’s CIPP business (see Note 1).

(2)	During the first six months of 2016, the Company recorded trademarks of $1.5 million and $0.1 million related to the acquisitions of Underground Solutions and Fyfe Europe, respectively (see Note 1).

(3)	During the first six months of 2016, the Company recorded non-compete agreements of $0.1 million related to the acquisition of Fyfe Europe (see Note 1).

(4)
During the first six months of 2016, the Company recorded customer relationships of $19.7 million, $0.3 million and $0.2 million related to the acquisitions of Underground Solutions, Fyfe Europe and LMJ’s CIPP business, respectively (see Note 1).

(5)	During the first six months of 2016, the Company recorded acquired technology of $12.5 million related to the acquisition of Underground Solutions (see Note 1).
Amortization expense was $4.2 million and $3.2 million for the quarters ended June 30, 2016 and 2015, respectively. and $8.0 million and $6.4 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense by year is as follows (in thousands):

2016	$16,518
2017	17,112
2018	17,004
2019	16,776
2020	16,741

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt, term note and notes payable consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term note, due October 30, 2020, annualized rates of 2.63% and 2.61%, respectively	$336,875	$345,625
Line of credit, 2.77%	36,000	—
Other notes with interest rates from 3.3% to 6.5%	9,842	9,797
Subtotal	382,717	355,422
Less – Current maturities and notes payable	17,646	17,648
Less – Unamortized loan costs	3,850	4,294
Total	$361,221	$333,480

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
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2016 was approximately 3.25%.
The Company’s indebtedness at June 30, 2016 consisted of $336.9 million outstanding from the $350.0 million term loan under the Credit Facility and $36.0 million on the line of credit under the Credit Facility. During 2016, the Company (i) borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions; (ii) borrowed $3.0 million on the line of credit to help fund a small acquisition; and (iii) had net borrowings of $3.0 million on the line of credit for international working capital needs. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.2 million of third-party notes and bank debt at June 30, 2016.
Beginning in the first six months of 2016, FASB ASC 835-30, Interest–Imputation of Interest (“FASB ASC 835-30”) requires a change in the balance sheet presentation of debt issuance costs to be a deduction from the carrying amount of the related debt liability instead of a deferred charge as previously reported. As such, the Company has presented unamortized loan costs of $3.9 million and $4.3 million at June 30, 2016 and December 31, 2015, respectively, as a reduction to long-term debt on the Company’s Consolidated Balance Sheets. Comparable periods have been retrospectively adjusted in accordance with FASB ASC 835-30.
As of June 30, 2016, the Company had $28.9 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $16.6 million was collateral for the benefit of certain of our insurance carriers and $12.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2015 consisted of $345.6 million outstanding from the term loan under the Credit Facility and zero on the line of credit under the Credit Facility. Additionally, the Company designated $9.6 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at December 31, 2015. Further, the Company had $1.9 million in debt listed as held for sale at December 31, 2015 related to the sale of BPPC (see Note 5).
At June 30, 2016 and December 31, 2015, the estimated fair value of the Company’s long-term debt was approximately $376.4 million and $349.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $262.5 million notional amount. The annualized borrowing rate of the swap at June 30, 2016 was 3.46%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. See Note 12.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00. In connection with the acquisition of Underground Solutions, the Company executed a one-time election, in accordance with the Credit Agreement, to increase the consolidated financial leverage ratio to 4.00 to 1.00 for a period of one year. After which, the ratio will decrease periodically at scheduled reporting periods to not more than 3.75 to 1.00 beginning with the quarter ending March 31, 2017. At June 30, 2016, the Company’s consolidated financial leverage ratio was 3.39 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $70.1 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At June 30, 2016, the Company’s fixed charge ratio was 1.58 to 1.00.

At June 30, 2016, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

8.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In November 2015, and in connection with the terms of the amended Credit Facility, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock to be made during 2015 and 2016. In March 2016, the Company’s Board of Directors authorized the open market repurchase of up to an additional $20.0 million of the Company’s common stock during 2016 following the expiration of the November 2015 program. The Company began repurchasing shares under this new program in April 2016 immediately following completion of the November 2015 program. In addition to the above, the Company has authorization under the Credit Facility to repurchase up to an additional $20.0 million of the Company’s common stock during 2016. Once repurchased, the Company promptly retires such shares.
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
During the six months ended June 30, 2016, the Company acquired 1,310,959 shares of the Company’s common stock for $24.1 million ($18.41 average price per share) through the open market repurchase programs discussed above and 54,290 shares of the Company’s common stock for $1.1 million ($19.62 average price per share) in connection with the vesting of restricted stock, restricted stock units and the exercise of stock options. Once repurchased, the Company promptly retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which replaced the 2013 Employee Equity Incentive Plan. The 2016 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. There are 1,132,739 shares of the Company’s common stock registered for issuance under the 2016 Employee Plan and, at June 30, 2016, 1,110,993 shares of common stock were available for issuance.
In April 2016, the Company’s stockholders also approved the 2016 Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The Board of Directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. There are 166,456 shares of the Company’s common stock registered for issuance under the 2016 Director Plan and, at June 30, 2016, 166,456 shares of common stock were available for issuance.

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
A summary of the stock award activity is as follows:

	Six Months Ended June 30, 2016
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2016	1,275,707	$19.60
Restricted shares awarded	—	—
Restricted stock units awarded	316,107	18.41
Performance stock units awarded	244,937	18.35
Restricted shares distributed	(148,641)	23.55
Restricted stock units distributed	(12,313)	21.12
Performance stock units distributed	—	—
Restricted shares forfeited	(16,494)	23.50
Restricted stock units forfeited	(59,210)	17.59
Performance stock units forfeited	(51,903)	18.50
Outstanding at June 30, 2016	1,548,190	$18.84
Expense associated with stock awards was $2.4 million and $2.0 million for the quarters ended June 30, 2016 and 2015, respectively, and $4.7 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively. Unrecognized pre-tax expense of $17.5 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.10 years for awards outstanding at June 30, 2016.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Six Months Ended June 30, 2016
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2016	247,219	$19.92
Awarded	43,782	21.26
Distributed	(18,272)	22.33
Outstanding at June 30, 2016	272,729	$19.91
Expense associated with awards of deferred stock units was $0.9 million and $0.9 million for the quarters and six months ended June 30, 2016 and 2015, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity is as follows:

	Six Months Ended June 30, 2016
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	288,383	$21.73
Granted	—	—
Exercised	(18,193)	16.80
Canceled/Expired	(1,836)	25.58
Outstanding at June 30, 2016	268,354	$22.04
Exercisable at June 30, 2016	268,354	$22.04
Expense associated with stock option grants was zero and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. There was no unrecognized pre-tax expense related to stock option grants at June 30, 2016.
Financial data for stock option exercises are summarized as follows (in thousands):

	Six Months Ended June 30, 2016
	2016	2015
Amount collected from stock option exercises	$306	$1,299
Total intrinsic value of stock option exercises	47	273
Tax shortfall of stock option exercises recorded in additional paid-in-capital	293	100
Aggregate intrinsic value of outstanding stock options	149	744
Aggregate intrinsic value of exercisable stock options	149	738
The intrinsic value calculations are based on the Company’s closing stock price of $19.51 and $18.94 on June 30, 2016 and 2015, respectively.
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

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter and six-month period ended June 30, 2016 was 22.8% and a benefit of 83.4% on a pre-tax loss, respectively. These effective rates were favorably impacted by a higher mix of earnings towards foreign jurisdictions, which generally have lower statutory tax rates, and the impact of certain discrete tax items relating to the 2016 Restructuring. The effective tax rate for the first six months of 2016 was also favorably impacted by a $1.9 million benefit related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.
For the quarter and six-month period ended June 30, 2015, the Company’s effective tax rate was 28.6% and 34.6%, respectively. The high effective tax rate on pre-tax income was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items that were related to non-deductible restructuring charges. In addition, the rate was negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

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

Contingencies
In February 2016, the Company entered into a conditional agreement to settle an outstanding project dispute with a client in Infrastructure Solutions. As a result of the conditional settlement, the Company recorded a $2.7 million accrual as of December 31, 2015 in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies (“FASB ASC 450-20”). In March 2016, the Company entered into the final agreement and wrote off a $7.5 million customer receivable, along with the related allowance for doubtful account, as of March 31, 2016. The settlement amount was paid in April 2016.
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC 450-20, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. At December 31, 2015, the accrual related to these matters was $10.5 million. During the second quarter of 2016, the Company made payments totaling $0.4 million related to one of the above matters. Also during the second quarter of 2016, and based upon developments during the quarter and following consultation with internal and third-party legal counsel, the Company reassessed its reserve related to certain remaining matters and lowered its accrual for such matters by $1.8 million. The accrual adjustment resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of June 30, 2016, the remaining accrual relating to these matters was $8.3 million and represented the Company’s reasonable estimate of probable loss related to the Brinderson pre-acquisition matters. The Company believes it has meritorious defenses against certain of these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at June 30, 2016.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2016 on its consolidated balance sheet.

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

Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016 (1)	2015 (2)	2016 (3)	2015 (4)
Revenues:
Infrastructure Solutions	$150,199	$149,091	$275,961	$271,564
Corrosion Protection	94,410	106,022	186,856	207,765
Energy Services	53,077	81,983	128,777	166,933
Total revenues	$297,686	$337,096	$591,594	$646,262

Gross profit:
Infrastructure Solutions	$39,175	$39,031	$68,919	$67,646
Corrosion Protection	17,103	21,887	34,302	42,716
Energy Services	4,912	11,135	12,383	20,881
Total gross profit	$61,190	$72,053	$115,604	$131,243

Operating income (loss):
Infrastructure Solutions (5)	$13,067	$12,115	$18,875	$19,447
Corrosion Protection (6)	(2,469)	936	(8,139)	1,436
Energy Services (7)	(2,453)	1,472	(6,730)	2,765
Total operating income	8,145	14,523	4,006	23,648
Other income (expense):
Interest expense	(3,641)	(2,989)	(7,256)	(6,221)
Interest income	128	78	160	204
Other	(498)	778	(1,471)	(2,001)
Total other expense	(4,011)	(2,133)	(8,567)	(8,018)
Income (loss) before taxes on income	$4,134	$12,390	$(4,561)	$15,630
_______________________

(1)
Results include: (i) $3.8 million of 2016 Restructuring charges (see Note 3); (ii) $0.1 million of 2014 Restructuring charges (see Note 3); (iii) $0.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iv) inventory step up expense of $2.4 million recognized as part of the accounting for business combinations.

(2)	Results include $5.7 million of 2014 Restructuring charges (see Note 3).

(3)
Results include: (i) $13.5 million of 2016 Restructuring charges (see Note 3); (ii) $0.1 million of 2014 Restructuring expense reversals (see Note 3); (iii) $1.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iv) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations.

(4)	Results include: (i) $9.2 million of 2014 Restructuring charges (see Note 3); and (ii) $0.3 million of costs incurred related to the acquisition of Schultz and other acquisition targets.

(5)
Operating income for the quarter ended June 30, 2016 includes: (i) $1.0 million of 2016 Restructuring charges (see Note 3); (ii) $0.1 million of 2014 Restructuring charges (see Note 3); (iii) $0.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iv) inventory step up expense of $2.4 million recognized as part of the accounting for business combinations. Operating income for the quarter ended June 30, 2015 includes $5.7 million of 2014 Restructuring charges (see Note 3).

Operating income for the six months ended June 30, 2016 includes: (i) $3.1 million of 2016 Restructuring charges (see Note 3); (ii) $0.1 million of 2014 Restructuring expense reversals (see Note 3); (iii) $1.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iv) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations. Operating income for the six months ended June 30, 2015 includes $6.5 million of 2014 Restructuring charges (see Note 3).

(6)	Operating loss for the quarter ended June 30, 2016 includes $1.0 million of 2016 Restructuring charges (see Note 3).
Operating loss for the six months ended June 30, 2016 includes $3.7 million of 2016 Restructuring charges (see Note 3).

(7)	Operating loss for the quarter ended June 30, 2016 includes $1.6 million of 2016 Restructuring charges (see Note 3).
Operating loss for the six months ended June 30, 2016 includes $6.4 million of 2016 Restructuring charges (see Note 3). Operating income for the six months ended June 30, 2015 includes $0.3 million of costs incurred related to the acquisition of Schultz and other acquisition targets.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues (1):
United States	$227,784	$252,834	$451,353	$475,975
Canada	27,333	39,400	54,952	86,052
Europe	16,101	13,646	29,922	27,763
Other foreign	26,468	31,216	55,367	56,472
Total revenues	$297,686	$337,096	$591,594	$646,262

Gross profit:
United States	$47,791	$54,639	$87,652	$92,493
Canada	5,856	8,491	11,271	20,680
Europe	3,309	3,835	6,099	8,060
Other foreign	4,234	5,088	10,582	10,010
Total gross profit	$61,190	$72,053	$115,604	$131,243

Operating income (loss):
United States	$5,145	$10,644	$145	$7,724
Canada	3,147	4,836	4,798	13,442
Europe	616	469	756	1,940
Other foreign	(763)	(1,426)	(1,693)	542
Total operating income	$8,145	$14,523	$4,006	$23,648
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for the outstanding hedged balance. During each of the quarters ended June 30, 2016 and 2015, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At June 30, 2016, the Company recorded a net deferred loss of $7.0 million related to the cash flow hedges in accrued expenses and other comprehensive income on the Consolidated Balance Sheets and on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
The Company engages in regular inter-company trade activities and receives royalty payments from its wholly-owned Canadian entities, paid in Canadian dollars, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from its Canadian entities.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated by amortizing the $262.5 million same notional amount. The annualized borrowing rate of the swap at June 30, 2016 was 3.46%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$1	$18
	Total Assets	$1	$18

Forward Currency Contracts	Accrued expenses	$285	$243
Interest Rate Swaps	Accrued expenses	6,730	13
	Total Liabilities	$7,015	$256

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$91
	Total Assets	$—	$91

Forward Currency Contracts	Accrued expenses	$83	$—
	Total Liabilities	$83	$—

	Total Derivative Assets	$1	$109
	Total Derivative Liabilities	7,098	256
	Total Net Derivative Liability	$(7,097)	$(147)
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
The following tables represent assets and liabilities measured at fair value on a recurring basis and the basis for that measurement at June 30, 2016 and December 31, 2015 (in thousands):

	Total Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$1	$—	$1	$—
Total	$1	$—	$1	$—

Liabilities:
Forward Currency Contracts	$368	$—	$368	$—
Interest Rate Swap	6,730	—	6,730	—
Total	$7,098	$—	$7,098	$—

	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$109	$—	$109	$—
Total	$109	$—	$109	$—

Liabilities:
Forward Currency Contracts	$243	$—	$243	$—
Interest Rate Swap	13	—	13	—
Total	$256	$—	$256	$—
The following table summarizes the Company’s derivative positions at June 30, 2016:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$1,429,392	0.1	1.29
USD/EURO	Sell	€3,641,000	0.5	1.12
USD/British Pound	Sell	£4,595,000	0.5	1.36
EURO/British Pound	Sell	£8,000,000	0.5	0.84
Interest Rate Swap		$252,656,250	4.3
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended June 30, 2016. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

13.    SUBSEQUENT EVENT
On July 1, 2016, the Company acquired Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand-based companies, for a purchase price of NZD 7.2 million, approximately $5.0 million. The purchase price is subject to post-closing working capital adjustments and included NZD 0.5 million held in escrow as security for post-closing purchase price adjustments and post-closing indemnification obligations of the previous owners. The sellers have the ability earn up to an additional NZD 2.0 million, approximately $1.4 million, of proceeds based on reaching certain performance targets in 2016, 2017 and 2018. The transaction was funded from the Company’s cash balances. CSL provides structural strengthening, concrete repair and bridge jointing solutions primarily through application of FRP and injection resins and had served as a Fiberwrap® certified applicator in New Zealand for a number of years. BCS imports and distributes materials, including fiber reinforced polymer, injection resins, repair mortars and protective coatings. Both CSL and BCS are part of the Company’s Infrastructure Solutions reportable segment. Given the timing of the acquisition, it was impracticable for the Company to complete a preliminary purchase price allocation.

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

Executive Summary
Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate, and strengthen infrastructure around the world. Since 1971, we have played a pioneering role in finding transformational solutions to rehabilitate aging infrastructure including pipelines in the wastewater, water, energy and mining industries; buildings, bridges and other structures; as well as maintain the efficient operation of refineries and other industrial facilities. We are committed to Stronger. Safer. Infrastructure®. Our products and services are currently utilized and performed in approximately 80 countries across six continents. We believe the depth and breadth of our products and services platform make us a leading provider for the world’s infrastructure rehabilitation and protection needs.
Strategic Initiatives
Aegion is committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to help customers solve complex infrastructure problems. We are pursuing three strategic initiatives:

•
We seek to create a diverse portfolio of near trenchless installed technologies to rehabilitate aging and damaged pipelines under pressure, primarily potable water, through both internal development and acquisitions. On February 18, 2016, we acquired Underground Solutions, Inc., adding its patented Fusible PVC® pipe technology to our portfolio, which includes Insituform® cured-in-place pipe (“CIPP”), Tyfo® Fibrwrap® fiber-reinforce polymer and Tite Liner® high density polyethylene liner. We are also pursuing R&D efforts to improve existing CIPP rehabilitation products and develop new technologies specifically for the small diameter portion of the pipeline rehabilitation market. Our enhanced portfolio of technologies gives us a sizeable presence in a highly fragmented North American market, with an addressable market of over $1 billion. In addition, we are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our CIPP technology, the largest source of Aegion’s consolidated revenues, through efforts to improve productivity and enhance our go-to-market capabilities.

•
Our customers require more accurate assessment and management of their infrastructure assets, especially in the midstream pipeline market to comply with growing industry and regulatory requirements to improve pipeline safety and environmental protection. We are investing to create an asset integrity program designed to increase the efficiency and accuracy of the collection of pipeline corrosion assessment data and upgrade how we share this valuable information with customers. This includes the use of geospatial mapping software and data management systems to interface with large customer database systems and an internal database repository to help other customers with their integrity management systems. The ability to automate data gathering, storage and visualization of the content we provide will improve our efficiency in operations and standardize proposals, processes and reporting format. We seek to add new services in the areas of data validation, advanced analytics, predictive maintenance and improve customer regulatory compliance.

•
We have long term relationships with refinery and industrial customers on the United States West Coast. Our objective is to leverage those relationships to increase shutdown (“turnaround”) maintenance activity. We are preparing for the eventual transition of current and new refinery maintenance service contracts from non-union to the building trade union in compliance with California statutory mandates. We are also committed to improve operating efficiencies in managing a large work force of highly-skilled labor.

Aegion is committed to improving as a company, for the benefit or our customers, employees and stockholders, and charting the right course for future growth. In 2015, we formalized a set of core values across the company to guide us toward our mission to keep infrastructure working better, safer and longer for customers throughout the world. We have five core values:
Zero safety incidents are possible.
Do what’s right.
We Solve Problems.
Results Matter.
Be Better.
In 2016, we introduced The Aegion Way, an initiative founded on the proven LEAN principles of continuous improvement, which utilizes the scientific method and individual accountability to continuously eliminate waste, errors, redundancies and inefficiencies. The Aegion Way guides our employees on how to live the values, especially our efforts to be better and solve problems.
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
Infrastructure Solutions – Aging infrastructure will require increasing rehabilitation and strengthening over the long term. The majority of our work is performed in the municipal sector and while the pace of growth is primarily driven by government funding, the overall market needs result in a long-term stable growth opportunity for our market leading product brands, Insituform® CIPP, Tyfo® Fibrwrap® and Fusible PVC®. We optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on sales and operational excellence; (ii) adding new, innovative technologies and services through licensing or selective acquisitions; (iii) enhancing returns through product manufacturing and increased third-party product sales; and (iv) addressing the pipeline rehabilitation needs in international markets with alternative business models, including licensing and product sales.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from onshore and offshore oil and gas fields to its proper end markets. Corrosion Protection has a broad portfolio of technologies and services to protect and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe coatings and insulation as well as an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market.
Energy Services – With the continued development of conventional oil and gas reserves, North America will likely have competitive prices for refinery and petrochemical feedstocks. Energy Services offers a unique value proposition based on its world class safety and labor productivity programs, which allow us to provide cost effective maintenance, turnaround and construction services at our customers’ refineries and petrochemical facilities.

Business Outlook
For the remainder of 2016, we anticipate favorable and stable end markets across a majority of our business, which includes the municipal water and wastewater and commercial infrastructure markets, served by Infrastructure Solutions, the domestic midstream pipeline market, served by Corrosion protection, and the United States West Coast downstream refining market, served by Energy Services. Infrastructure Solutions remains focused on maintaining its leadership position by improving execution with our crew-based installation methods as well as improving the quality and lowering the costs to produce our manufactured products used to rehabilitate aging and damaged water and wastewater pipelines globally, but in particular in the North American market. The acquisition of Underground Solutions in February 2016 represents a strategic step to expand in the growing North America trenchless pressure pipe rehabilitation market. Underground Solutions’ contributions in 2016 are expected to be accretive to earnings per share and remains on track to meet this objective. We expect these favorable market conditions to result in modest, or low single digit, revenue and profit growth in 2016, including the contributions from Underground Solutions, but excluding the restructuring costs for the Infrastructure Solutions segment.
We anticipate continued challenging upstream energy market conditions as a result of the persistent low oil price environment. In January 2016, we took actions to reduce our exposure in high-cost oil extraction regions in Canada and Central California. As a result of actions by our customers and our own decisions, we expect an approximate $100 million reduction in annual revenues in those two regions. These actions reduced our upstream exposure to between 5% to 10% of expected total 2016 revenues from 15% to 20% in 2014. We also announced a restructuring plan to reduce annual costs across the entire organization in 2016 by approximately $17.0 million, primarily to preserve margins in the Energy Services segment and right-size the Corrosion Protection segment to better compete in the energy markets.
The Corrosion Protection segment is experiencing a more severe impact from these market conditions in 2016 than in 2015 due to reduced market activity, an increase in project timing variability and price competition. We expect the midstream pipeline market to maintain investment in the United States, while the Canadian energy market overall is experiencing added market pressure in 2016. A large offshore, deep-water, pipe coating and insulation project, with a multi-year contract value of more than $130 million, is expected to begin full production in the fourth quarter of 2016 and has the potential to dampen the effects of softer market conditions expected in 2016. Financial performance for the segment is likely to be short of 2015 operating results due to weakness in Canada, made worse by the wild fires in Western Canada during the second quarter of 2016, and the difficult market conditions in the upstream portion of the energy markets.
The Energy Services segment will rely more on the downstream business as a result of actions taken to reduce Aegion Energy Services’ upstream exposure. Market conditions indicate another favorable year for refinery maintenance and other facility services on the United States West Coast, including a new five-year contract award with a refining customer in the Pacific Northwest. We benefited in 2015 from certain one-time events that increased billable maintenance hours and anticipate fewer turnaround projects from our customers in 2016. We have had a very challenging first half of 2016 as more time was needed to downsize the upstream operations and we realized additional cost overruns on discreet lump sum projects, which significantly decreased profitability. The restructuring efforts are largely complete as of the end of the second quarter of 2016 and we believe the losses on certain lump sum projects are behind us. As such, we now expect to return to more normalized operating results for the remainder of 2016. For the full fiscal year, we expect revenues to be approximately $250 million. We have applied the process improvement methods from The Aegion Way to further improve efficiencies and reduce unnecessary costs. We expect the operating margin percentage over the course of the second half of 2016 to be more closely in line with full year results in 2015.
The favorable market conditions for a majority of our business and the proactive strategic actions we have taken, including the cost reduction initiatives, give us the opportunity for reasonable stability in the challenging energy market environment we expect to persist in 2016. Due to challenges experienced in the first half of 2016, along with the effects of certain project delays over the course of 2016, we anticipate results below that of 2015. Results in the second half of 2016 should be much improved over the first half of 2016 due to: (i) seasonality in the business; (ii) solid backlog positions in North America wastewater CIPP and U.S. cathodic protection services; and (iii) the fourth quarter startup of the large deep-water, pipe coating and insulation project. Longer-term, we believe our diversified portfolio of technologies and services can deliver sustainable growth.

Acquisitions/Strategic Initiatives/Divestitures
Acquisitions/Divestitures
LMJ – On June 2, 2016, we acquired the CIPP contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011. The purchase price was €2.9 million, approximately $3.2 million. LMJ is part of our Infrastructure Solutions reportable segment.
Fyfe Europe – On May 13, 2016, we acquired the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”) for a purchase price of $3.0 million. Fyfe Europe held rights to provide Fibrwrap® product engineering and support to installers and applicators of fiber reinforced polymer systems in 72 countries throughout Europe, Middle East and North Africa. Fyfe Europe is part of our Infrastructure Solutions reportable segment. The acquisition of these territories now provides us with worldwide rights to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures.
Underground Solutions – On February 18, 2016, we acquired Underground Solutions for a purchase price of $85.0 million plus an additional $5.3 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. These amounts are subject to post-closing working capital adjustments and post-closing adjustments to the value of the net operating loss tax asset. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solutions’ previous owners. The transaction was funded partially from our cash balances and partially from borrowings under our revolving credit facility. To supplement the domestic cash balances, we repatriated $30.4 million from foreign subsidiaries to the United States to assist in funding the transaction, incurring approximately $3.5 million in additional taxes, a reserve for which was included in our tax provision amounts for 2015. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications and is part of our Infrastructure Solutions reportable segment.
BPPC – On February 1, 2016, we sold our fifty-one percent (51%) interest in our Canadian coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to our joint venture partner, Perma-Pipe, Inc. The sale price was US $9.6 million, which consisted of a US $7.6 million payment at closing and a US $2.0 million promissory note, which was paid on July 28, 2016. BPPC served as our pipe coating and insulation operation in Canada and was part of our Corrosion Protection reportable segment. The sale of our interest in BPPC was part of a broader effort to reduce our exposure in the North American upstream market in light of expectations for a prolonged low oil price environment.
2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated expenses. As part of management’s ongoing assessment of our energy-related businesses, management determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The 2016 Restructuring is expected to reposition Energy Services’ upstream operations in California, reduce Corrosion Protection’s upstream exposure by divesting our interest in a Canadian pipe coating joint venture, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual costs by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. Our previous savings estimate was between $15.0 million to $16.0 million. We expect to reduce headcount by approximately 956 employees, or 15.4%, of our total workforce, and record estimated pre-tax charges, most of which are cash charges, of approximately $15.0 million, which is an increase from our previous estimate between $11.0 million to $13.0 million. The increased cost estimate is the result of longer wind-down efforts associated with the downsizing of our upstream operations in Energy Services and Corrosion Protection and includes expected additional costs related to employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring. Estimated remaining costs to be incurred for the 2016 Restructuring are approximately $1.5 million and are expected to be incurred in the second half of 2016. The estimated remaining costs consist primarily of cash charges related to office closures, employee severance, extension of benefits, employment assistance programs and other restructuring costs mainly within Energy Services. Total pre-tax restructuring charges during the first six months of 2016 were $13.5 million ($9.1 million after tax), most of which were cash charges, and consisted primarily of employee severance and benefits, early lease termination other costs associated with the restructuring efforts as described above.
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
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Total headcount reductions were 86 as of June 30, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
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
Total pre-tax restructuring charges since inception were $60.4 million ($44.8 million after tax) and consisted of non-cash charges totaling $48.3 million and cash charges totaling $12.1 million. The non-cash charges of $48.3 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana and (ii) $26.1 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of our CIPP contracting operations in France and Switzerland. Cash charges totaling $12.1 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
Cash costs incurred in the first six months of 2016 for the 2014 Restructuring have not been material. While remaining cash costs are also not expected to be material, we do expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the restructured locations as well as the foreign currency impact from settlement of inter-company loans.

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2016 and 2015
Overview – Consolidated Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$297,686	$337,096	$(39,410)	(11.7)%
Gross profit	61,190	72,053	(10,863)	(15.1)
Gross profit margin	20.6%	21.4%	N/A	(80	)bp
Operating expenses	50,806	57,326	(6,520)	(11.4)
Acquisition-related expenses	704	—	704	N/M
Restructuring charges	1,535	204	1,331	652.5
Operating income	8,145	14,523	(6,378)	(43.9)
Operating margin	2.7%	4.3%	N/A	(160	)bp
Net income attributable to Aegion Corporation	3,422	8,684	(5,262)	(60.6)

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$591,594	$646,262	$(54,668)	(8.5)%
Gross profit	115,604	131,243	(15,639)	(11.9)
Gross profit margin	19.5%	20.3%	N/A	(80	)bp
Operating expenses	101,531	106,410	(4,879)	(4.6)
Acquisition-related expenses	1,735	323	1,412	437.2
Restructuring charges	8,332	862	7,470	866.6
Operating income	4,006	23,648	(19,642)	(83.1)
Operating margin	0.7%	3.7%	N/A	(300	)bp
Net income (loss) attributable to Aegion Corporation	(370)	10,043	(10,413)	(103.7)
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues decreased $39.4 million, or 11.7%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease in revenues was primarily due to (i) a $28.9 million decline in Energy Services as upstream project activity decreased $17.0 million as a result of challenging upstream energy market conditions and our decision to downsize our exposure to the upstream energy market, and downstream project activity decreased $11.9 million mainly due to a decrease in turnaround and non-recurring maintenance cleanup services; and (ii) an $11.6 million decline in Corrosion Protection mainly due to a decrease in upstream, and to a lessor extent midstream, project activity primarily in the Canadian region, which has also been negatively affected by the low oil price environment, and the sale of our Canadian pipe coating joint venture interest, BPPC, on February 1, 2016. Partially offsetting the decrease in revenues was an increase of $1.1 million in Infrastructure Solutions, primarily driven by a $11.0 million contribution from Underground Solutions, which was acquired on February 18, 2016, partially offset by a $9.8 million decrease in Fyfe project activity in North America. Also contributing to the change in revenues were increases primarily related to Insituform contracting installation services activity in North America in Infrastructure Solutions and domestic cathodic protection project activity in Corrosion Protection. Foreign currency rates in relation to the U.S. dollar (most notably the Canadian dollar and British pound) had a negative impact on consolidated revenues of $2.6 million during the second quarter of 2016 compared to the prior year period.
Revenues decreased $54.7 million, or 8.5%, in the first six months of 2016 compared to the first six months of 2015. The decrease in revenues was primarily due to (i) a $38.2 million decline in Energy Services mainly associated with a $35.0 million decrease in upstream project activity, as noted above; and (ii) a $20.9 million reduction in Corrosion Protection mainly due to a decrease in upstream, and to a lesser extent midstream, project activity primarily in the Canadian region and the sale of our Canadian pipe coating joint venture interest, BPPC. Partially offsetting the decrease in revenues was an increase of $4.4 million in Infrastructure Solutions primarily driven by a $15.6 million contribution from Underground Solutions, partially offset by a $11.7 million decrease in Fyfe project activity in North America. Also contributing to the change in revenues were increases primarily related to Insituform contracting installation services activity in North America in Infrastructure Solutions and domestic cathodic protection project activity in Corrosion Protection. Foreign currency rates in relation to the U.S. dollar (most notably the Canadian dollar, Chilean peso and British pound) had a negative impact on consolidated revenues of $8.3 million in the first six months of 2016 compared to the prior year period.
Gross Profit and Gross Profit Margin
Gross profit decreased $10.9 million, or 15.1%, and gross profit margin declined 80 basis points in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2014 Restructuring, we recognized charges totaling $1.0 million in the second quarter of 2015 related to costs associated with the exiting of certain foreign locations. Excluding 2014 Restructuring charges, gross profit decreased $11.9 million, or 16.2%, and gross profit margin decreased 110 basis points in the second quarter of 2016 compared to the second quarter of 2015. The decrease in gross profit was primarily due to declining revenues in Energy Services, Corrosion Protection’s Canadian operations, and Infrastructure Solutions’ Fyfe operation in North America. Partially offsetting these decreases in gross profit was an increase primarily related to higher revenues in Infrastructure Solutions’ Insituform business in North America and Corrosion Protection’s domestic cathodic protection operation. Underground Solutions contributed $2.6 million in gross profit in the second quarter of 2016, which was net of an expense of $2.4 million related to the recognition of inventory step up associated with the acquisition of Underground Solutions. Gross profit was immaterially impacted by the sale of our Canadian pipe coating joint venture interest. Gross profit was negatively impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.4 million in the second quarter of 2016 compared to the prior year period. Gross profit margin declined primarily due to the negative impacts from challenging market conditions in the upstream energy market for Energy Services and the Canadian energy market for Corrosion Protection, partially offset by an increase related to improved manufacturing efficiencies, material cost savings and organic growth in Infrastructure Solutions, notably in the United States.
Gross profit decreased $15.6 million, or 11.9%, and gross profit margin declined 80 basis points in the first six months of 2016 compared to the first six months of 2015. As part of the 2014 Restructuring, we recognized charges totaling $1.0 million in the first six months of 2015 related to costs associated with the exiting of certain foreign locations. Excluding 2014 Restructuring charges, gross profit decreased $16.6 million, or 12.5%, and gross profit margin declined 100 basis points in the first six months of 2016 compared to the first six months of 2015. The decrease in gross profit was primarily due to declining revenues in Energy Services, Corrosion Protection’s Canadian operations, and Infrastructure Solutions’ Fyfe operation in North America. Included in the decrease in gross profit was a $2.0 million decrease related to the sale of our Canadian pipe coating joint venture interest. Partially offsetting these decrease in gross profit was an increase primarily related to higher revenues in Infrastructure Solutions’ Insituform business in North America and Corrosion Protection’s domestic cathodic protection operation. Underground Solutions contributed $4.0 million in gross profit in the first six months of 2016, which was net of an expense of $3.6 million related to the recognition of inventory step up associated with the acquisition of Underground Solutions. Gross profit was negatively impacted by the change in foreign currency rates in relation to the U.S. dollar by $1.4 million in the first six months of 2016 compared to the prior year period. The changes in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit and gross profit margin in the second quarter of 2016 compared to the second quarter of 2015.
Operating Expenses
Operating expenses decreased $6.5 million, or 11.4%, in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $2.0 million in the second quarter of 2016 primarily related to cost reduction efforts related to the downsizing of our upstream operations. As part of the 2014 Restructuring, we recognized charges of $0.1 million and $4.5 million in the second quarters of 2016 and 2015, respectively, associated with the exiting of certain foreign locations. Excluding restructuring charges, operating expenses decreased by $4.0 million, or 7.7%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease was primarily due to our restructuring efforts, which generated cost savings in Energy Services’ upstream operation and Corrosion Protection’s upstream and midstream operations. Included in the decrease in operating expenses was a $1.8 million offset to operating expenses related to a decrease in a reserve for certain Brinderson pre-acquisition matters and a $0.4 million decrease related to the sale of our Canadian pipe coating joint venture interest. Partially offsetting the decrease was an increase in operating expenses of $3.0 million contributed by Underground Solutions. Operating expenses were favorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.5 million in the second quarter of 2016 compared to the prior year period.
Operating expenses as a percentage of revenues were 17.1% in the second quarter of 2016 compared to 17.0% in the second quarter of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.4% in the second quarter of 2016 compared to 15.7% in the second quarter of 2015.
In the first six months of 2016, operating expenses decreased $4.9 million, or 4.6%, compared to the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $4.9 million in the first six months of 2016 primarily related to cost reduction efforts including the downsizing of our upstream operations. As part of the 2014 Restructuring, we recognized charges of $(0.2) million and $4.6 million in the first six months of 2016 and 2015, respectively, associated with the exiting of certain foreign locations. Excluding restructuring charges, operating expenses decreased by $5.0 million, or 4.9%, in the first six months of 2016 compared to the first six months of 2015. Included in the decrease in operating expenses was a $1.8 million offset to operating expenses related to a decrease in a reserve for certain Brinderson pre-acquisition matters and a $0.8 million decrease related to the sale of our Canadian pipe coating joint venture interest. Partially offsetting the decrease was an increase in operating expenses of $4.3 million contributed by Underground Solutions. Operating expenses were favorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $1.6 million in the first six months of 2016 compared to the prior year period.
Operating expenses as a percentage of revenues were 17.2% in the first six months of 2016 compared to 16.5% in the first six months of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.4% in the first six months of 2016 compared to 15.7% in the first six months of 2015.
Consolidated Net Income (Loss)
Consolidated net income was $3.4 million in the second quarter of 2016, a decrease of $5.3 million, or 60.6%, from consolidated net income of $8.7 million in the second quarter of 2015. Excluding the following pre-tax items: (i) 2016 Restructuring charges of $3.8 million in the second quarter of 2016; (ii) 2014 Restructuring charges of $0.1 million and $5.7 million in the second quarters of 2016 and 2015, respectively; (iii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $2.4 million in the second quarter of 2016; and (iv) acquisition-related expenses of $0.7 million in the second quarter of 2016; consolidated net income was $8.0 million in the second quarter of 2016, a decrease of $5.1 million, or 38.7%, from consolidated net income of $13.1 million in the second quarter of 2015.
Consolidated net loss was $0.4 million in the first six months of 2016, a decrease of $10.4 million, or 103.7%, from consolidated net income of $10.0 million in the first six months of 2015. Excluding the following pre-tax items: (i) 2016 Restructuring charges of $13.5 million in the first six months of 2016; (ii) 2014 Restructuring charges of $(0.1) million and $9.2 million in the first six months of 2016 and 2015, respectively; (iii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $3.6 million in the first six months of 2016; and (iv) acquisition-related expenses of $1.7 million and $0.3 million in the first six months of 2016 and 2015, respectively; consolidated net income was $12.3 million in the first six months of 2016, a decrease of $5.6 million, or 31.1%, from consolidated net income of $17.9 million in the first six months of 2015.
The decrease in consolidated net income for both comparable periods, excluding the items noted above, was primarily due to the decline in project activities in Energy Services’ upstream operation as we downsized our exposure to the upstream energy market, Corrosion Protection’s operations in Canada, and Infrastructure Solutions’ Fyfe operation in North America. Partially offsetting the decrease in consolidated net income were increases related to the incremental contribution from Infrastructure Solutions’ Underground Solutions, an increase in Infrastructure Solutions’ Insituform contracting installation services activity in North America and operating expense savings related to our restructuring efforts. Consolidated net income in the first six months of 2016, as compared to the first six months of 2015, also benefited from the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.
The change in foreign currency rates in relation to the U.S. dollar had an immaterial impact on the consolidated net income (loss) in the second quarter and first six months of 2016 compared to the prior year periods.

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
The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Infrastructure Solutions (1)	$313.9	$327.6	$311.2	$362.9
Corrosion Protection	259.6	259.9	272.5	173.4
Energy Services (2) (3)	178.4	169.2	192.8	224.0
Total backlog	$751.9	$756.7	$776.5	$760.3
__________________________

(1)	June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015 included backlog from restructured entities of zero, zero, $0.5 million and $3.3 million, respectively.

(2)	June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015 included upstream-related backlog of $31.3 million, $34.4 million, $41.1 million and $68.2 million, respectively.

(3)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2016, 0.1% and 35.5% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$150,199	$149,091	$1,108	0.7%
Gross profit	39,175	39,031	144	0.4
Gross profit margin	26.1%	26.2%	N/A	(10	)bp
Operating expenses	24,776	26,712	(1,936)	(7.2)
Acquisition-related expenses	704	—	704	N/M
Restructuring charges	628	204	424	207.8
Operating income	13,067	12,115	952	7.9
Operating margin	8.7%	8.1%	N/A	60	bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$275,961	$271,564	$4,397	1.6%
Gross profit	68,919	67,646	1,273	1.9
Gross profit margin	25.0%	24.9%	N/A	10	bp
Operating expenses	45,702	47,337	(1,635)	(3.5)
Acquisition-related expenses	1,735	—	1,735	N/M
Restructuring charges	2,607	862	1,745	202.4
Operating income	18,875	19,447	(572)	(2.9)
Operating margin	6.8%	7.2%	N/A	(40	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Infrastructure Solutions increased $1.1 million, or 0.7%, in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain foreign operations primarily in 2015. Excluding revenues from restructured operations, revenues in Infrastructure Solutions increased $3.5 million, or 2.4%, in the second quarter of 2016 compared to the second quarter of 2015. The increase was primarily due to the February 2016 acquisition of Underground Solutions and the June 2016 acquisition of the CIPP business of LMJ, which contributed revenues of $11.0 million and $1.3 million, respectively, in the second quarter of 2016. Partially offsetting the increase in revenues associated with these acquisitions, was a decrease in revenues in our North American operation. The decrease in our North American operation was specifically related to a decline in Fyfe project activity, primarily due to the lack in 2016 of a large industrial project that was performed and completed in 2015, partially offset by an increase in revenues generated from Insituform contracting installation services activity in North America. Revenues were unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $1.0 million in the second quarter of 2016 compared to the prior year period.
Revenues increased $4.4 million, or 1.6%, in the first six months of 2016 compared to the first six months of 2015. Excluding revenues from restructured operations, revenues increased $8.9 million, or 3.3%, in the first six months of 2016 compared to the first six months of 2015. The increase was primarily due to the acquisitions of Underground Solutions and the CIPP business of LMJ, which contributed revenues of $15.6 million and $1.3 million, respectively, in the first six months of 2016. Partially offsetting the increase in revenues associated with these acquisitions, was a decrease in revenues in our North American operation, and to a lesser extent, our European and Asia-Pacific operations. The decrease in our North American operation was specifically related to a decline in Fyfe project activity, primarily due to the lack in 2016 of a large industrial project that was performed and completed in 2015, partially offset by an increase in revenues generated from Insituform contracting installation services activity in North America. Revenues were unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $2.8 million in the first six months of 2016 compared to the prior year period.

Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $0.1 million, or 0.4%, and gross profit margin declined 10 basis points in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2014 Restructuring, we recognized charges totaling $1.0 million in the second quarter of 2015 related to costs associated with the exiting of certain foreign locations. Excluding 2014 Restructuring charges, gross profit decreased $0.9 million, or 2.2%, and gross profit margin decreased 80 basis points in the second quarter of 2016 compared to the second quarter of 2015. Gross profit decreased primarily due to the decline in Fyfe project activity in our North American operation, mainly due to the lack in 2016 of the large industrial project from 2015, and lower utilization in our European contracting operation. Partially offsetting the decrease was an increase in gross profit primarily related to increased contracting installation services activity in Insituform within our North American operation. Gross profit in the second quarter of 2016 included a contribution from Underground Solutions of $2.6 million. Included in the $2.6 million contribution from Underground Solutions was an expense of $2.4 million for the recognition of inventory step up required in the accounting for business combinations related to the Underground Solutions acquisition. Gross profit margin declined mainly as a result of lower project activity in our Fyfe North American business, and to a lesser extent, lower labor utilization in our European and Asia-Pacific operations due to timing of project activity. Partially offsetting the decline in gross profit margin was an increase in our North American operation primarily related to continued efficiency improvements in our manufacturing business and savings related to certain material costs, as well as the margin contribution from Underground Solutions. Gross profit was unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.3 million in the second quarter of 2016 compared to the prior year period.
Gross profit increased $1.3 million, or 1.9%, and gross profit margin improved 10 basis points in the first six months of 2016 compared to the first six months of 2015. As part of the 2014 Restructuring, we recognized charges totaling $1.0 million in the first six months of 2015, as noted above. Excluding 2014 Restructuring charges, gross profit increased $0.3 million, or 0.4%, and gross profit margin declined 30 basis points in the first six months of 2016 compared to the first six months of 2015. The changes in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit and gross profit margin in the second quarter of 2016 compared to the second quarter of 2015, as noted previously. Gross profit in the first six months of 2016 included a contribution from Underground Solutions of $4.0 million. Included in the $4.0 million contribution from Underground Solutions was an expense of $3.6 million for the recognition of inventory step up related to the Underground Solutions acquisition. Gross profit was unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.5 million in the first six months of 2016 compared to the prior year period.
Operating Expenses
Operating expenses in Infrastructure Solutions decreased $1.9 million, or 7.2%, in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $0.4 million in the second quarter of 2016 related to cost reduction efforts. As part of the 2014 Restructuring, we recognized charges of $0.1 million and $4.5 million in the second quarters of 2016 and 2015, respectively, associated with the exiting of certain foreign locations. Excluding restructuring charges, operating expenses increased $2.1 million, or 9.5%. The increase was primarily due to the acquisition of Underground Solutions, which contributed $3.0 million in operating expenses in the second quarter of 2016. Partially offsetting the increase in operating expenses was a decrease related to efficiencies gained as part of the 2014 Restructuring, mostly related to the integration of our Fyfe business with our Insituform business in our North American operation, and cost reductions resulting from the 2016 Restructuring. Operating expenses were positively impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.4 million in the second quarter of 2016 compared to the prior year period.
Operating expenses as a percentage of revenues were 16.5% in the second quarter of 2016 compared to 17.9% in the second quarter of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.2% in the second quarter of 2016 compared to 14.9% in the second quarter of 2015. Operating expenses as a percentage of revenues increased primarily due to the contribution from Underground Solutions, which was inclusive of amortization expense associated with intangible assets.
Operating expenses decreased $1.6 million, or 3.5%, in the first six months of 2016 compared to the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $0.6 million in the first six months of 2016 related to cost reduction efforts. As part of the 2014 Restructuring, we recognized charges of $(0.2) million and $4.6 million in the first six month of 2016 and 2015, respectively, associated with the exiting of certain foreign locations. Excluding restructuring charges, operating expenses increased $2.6 million, or 6.1%. The increase was primarily due to the acquisition of Underground Solutions, which contributed $4.3 million in operating expenses in the first six months of 2016. Partially offsetting the increase in operating expenses were decreases related to efficiencies gained as part of the 2014 Restructuring and cost reductions resulting from the 2016 Restructuring, as noted previously, and cost reductions in our European operation. Operating expenses were positively impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.6 million in the first six months of 2016 compared to the prior year period.

Operating expenses as a percentage of revenues were 16.6% for the first six months of 2016 compared to 17.4% in the first six months of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.4% in the first six months of 2016 compared to 15.7% in the first six months of 2015. Operating expenses as a percentage of revenues increased primarily due to the contribution from Underground Solutions, which was inclusive of amortization expense associated with intangible assets.
Operating Income and Operating Margin
Operating income in Infrastructure Solutions increased $1.0 million, or 7.9%, to $13.1 million in the second quarter of 2016 compared to $12.1 million in the second quarter of 2015. Operating margin improved 60 basis points to 8.7% in the second quarter of 2016 compared to 8.1% in the second quarter of 2015. As part of our restructuring efforts, we recognized charges related to the 2016 Restructuring and 2014 Restructuring of $1.0 million in the second quarter of 2016 and charges related to the 2014 Restructuring of $5.7 million in the second quarter of 2015. Additionally, as a result of the Underground Solutions acquisition, we incurred an expense of $2.4 million related to the recognition of inventory step up and $0.7 million in acquisition-related expenses in the second quarter of 2016. Excluding restructuring charges, inventory step up and acquisition-related expenses, operating income decreased $0.6 million, or 3.5%, to $17.2 million in the second quarter of 2016 compared to $17.8 million in the second quarter of 2015. Operating margin, excluding restructuring charges, inventory step up and acquisition-related expenses, declined 50 basis points to 11.4% in the second quarter of 2016 compared to 11.9% in the second quarter of 2015. The decreases in operating income and operating margin in the second quarter of 2016 compared to the second quarter of 2015 were primarily due to a decline in Fyfe project activity in North America and a decline in labor utilization in our European operation, partially offset by an increase in Insituform contracting installation services activity in North America and the contribution from Underground Solutions.
Operating income decreased $0.6 million, or 2.9%, to $18.9 million in the first six months of 2016 compared to $19.4 million in the first six months of 2015. Operating margin decreased 40 basis points to 6.8% in the first six months of 2016 compared to 7.2% in the first six months of 2015. As part of our restructuring efforts, we recognized charges related to the 2016 Restructuring and 2014 Restructuring of $3.1 million in the first six months of 2016 and charges related to the 2014 Restructuring of $6.5 million in the first six months of 2015. Additionally, as a result of the Underground Solutions acquisition, we incurred an expense of $3.6 million related to the recognition of inventory step up and $1.7 million in acquisition-related expenses in the first six months of 2016. Excluding restructuring charges, inventory step up and acquisition-related expenses, operating income increased $1.3 million, or 4.9%, to $27.2 million in the first six months of 2016 compared to $25.9 million in the first six months of 2015. Operating margin, excluding restructuring charges, inventory step up and acquisition-related expenses, increased 40 basis points to 9.9% in the first six months of 2016 compared to 9.5% in the first six months of 2015. Operating income and operating margin were impacted primarily due to the same factors as noted above for the changes in operating income and operating margin in the second quarter of 2016 compared to the second quarter of 2015.
Operating income for Infrastructure Solutions was immaterially impacted by the change in foreign currency rates in relation to the U.S. dollar in the second quarter and first six months of 2016.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$94,410	$106,022	$(11,612)	(11.0)%
Gross profit	17,103	21,887	(4,784)	(21.9)
Gross profit margin	18.1%	20.6%	N/A	(250	)bp
Operating expenses	18,767	20,951	(2,184)	(10.4)
Restructuring charges	805	—	805	N/M
Operating income (loss)	(2,469)	936	(3,405)	(363.8)
Operating margin	(2.6)%	0.9%	N/A	(350	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$186,856	$207,765	$(20,909)	(10.1)%
Gross profit	34,302	42,716	(8,414)	(19.7)
Gross profit margin	18.4%	20.6%	N/A	(220	)bp
Operating expenses	39,216	41,280	(2,064)	(5.0)
Restructuring charges	3,225	—	3,225	N/M
Operating income (loss)	(8,139)	1,436	(9,575)	(666.8)
Operating margin	(4.4)%	0.7%	N/A	(510	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Corrosion Protection decreased $11.6 million, or 11.0%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease in revenues was primarily due to a $11.1 million decline in revenues generated from our Canadian operations, which included a $3.0 million decline related to the sale of our Canadian pipe coating joint venture interest, BPPC, in the first quarter of 2016. The continued, persistent low oil price environment in Canada resulted in a decreased demand for our services within our Canadian cathodic protection operation and our Canadian industrial linings operation. Also contributing to the decrease in revenues was a decline in project activities in the Middle East for both our cathodic protection and industrial linings operations. Partially offsetting the decreases in revenues was an increase primarily related to project activity in our domestic cathodic protection operation. Revenues were unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $1.7 million in the second quarter of 2016 compared to the prior year period.
Revenues decreased $20.9 million, or 10.1%, in the first six months of 2016 compared to the first six months of 2015. The decrease in revenues was primarily due to a $29.4 million decline in revenues generated from our Canadian operations, which included a $10.8 million decline related to the sale of BPPC, due to weak Canadian market conditions impacting our cathodic protection and industrial linings operations, as noted above. Also contributing to the decrease in revenues was a decline in project activities in the Middle East for both our cathodic protection and industrial linings operations. Partially offsetting the decrease in revenues was an increase primarily related to increased project activity in our domestic pipe coating operation, our domestic and European cathodic protection operations and our industrial linings operation in South America, the latter of which benefited from a large project. Revenues were unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $5.5 million in the first six months of 2016 compared to the prior year period.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $4.8 million, or 21.9%, and gross profit margin declined 250 basis points in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $0.1 million in the second quarter of 2016 related to the downsizing of certain upstream and midstream operations. Excluding 2016 Restructuring charges, gross profit decreased $4.7 million, or 21.6%, and gross profit margin decreased 240 basis points in the second quarter of 2016 compared to the second quarter of 2015. Gross profit decreased primarily due to a decline in revenues generated from our Canadian operations, as noted above, resulting in a $2.0 million decrease in associated gross profit. Included in the $2.0 million decrease in gross profit from our Canadian operations was an increase of $0.3 million related to the sale of our Canadian pipe coating joint venture interest, BPPC. Gross profit also decreased as a result of declining revenues in our industrial linings operation, lower labor utilization in our domestic pipe coating operation, and increased costs in our coating services operation, specifically on certain projects in South America and the Middle East. Partially offsetting the decrease in gross profit was an increase primarily related to increased project activity and improved efficiencies in our domestic and European cathodic protection operations. Gross profit margin declined mainly as a result of lower labor and equipment utilization related to declining project activity throughout our Canadian operations, our domestic pipe coating operation and our industrial linings operation, as well as increased costs in our coating services operation. The decrease in gross profit margin was partially offset by an increase primarily related to improved labor and and equipment utilization rates in our domestic cathodic protection operations. Gross profit was unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.2 million in the second quarter of 2016 compared to the prior year period.
Gross profit decreased $8.4 million, or 19.7%, and gross profit margin declined 220 basis points in the first six months of 2016 compared to the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $0.1 million in the first six months of 2016. Excluding 2016 Restructuring charges, gross profit decreased $8.3 million, or 19.6%, and gross profit margin decreased 220 basis points in the first six months of 2016 compared to the first six months of 2015. Gross profit decreased primarily due to declining revenues in our Canadian operations which resulted in an $8.1 million decrease in associated gross profit. Included in the $8.1 million decrease in gross profit from our Canadian operations was a decrease of $2.0 million related to the sale of our Canadian pipe coating joint venture interest. Additionally, gross profit decreased primarily as a result of lower labor utilization in our domestic pipe coating operation and increased costs in our coating services operation. Partially offsetting the decrease in gross profit was an increase primarily related to increased project activity and improved efficiencies in our domestic cathodic protection operations. The changes in gross profit margin in the first six months of 2016 compared to the first six months of 2015 were primarily due to the same factors impacting the changes in gross profit margin in the second quarter of 2016 compared to the second quarter of 2015. Gross profit was unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.8 million in the first six months of 2016 compared to the prior year period.
Operating Expenses
Operating expenses in Corrosion Protection decreased $2.2 million, or 10.4%, in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $0.1 million in the second quarter of 2016 related to the downsizing of certain upstream and midstream operations. Excluding 2016 Restructuring charges, operating expenses decreased $2.3 million, or 10.9%, primarily due to savings generated from our 2016 Restructuring efforts primarily in our cathodic protection operation and our industrial linings operation. Operating expenses also decreased due to savings of $0.4 million from the sale of our Canadian pipe coating joint venture and reserve for doubtful accounts of $0.6 million which was recorded in the second quarter of 2015 related to a certain long-dated receivable in dispute with a customer in our coating services operation. Operating expenses were favorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.2 million in the second quarter of 2016 compared to the prior year period.
Operating expenses as a percentage of revenues were 19.9% in the second quarter of 2016 compared to 19.8% in the second quarter of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 19.8% in the second quarters of both 2016 and 2015.
Operating expenses decreased $2.1 million, or 5.0%, in the first six months of 2016 compared to the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $0.4 million in the first six months of 2016 related to the downsizing of certain midstream and upstream operations. Excluding 2016 Restructuring charges, operating expenses decreased $2.5 million, or 6.0%, primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2016 compared to the second quarter of 2015. The decrease in operating expenses associated with the sale of our Canadian pipe coating joint venture was $0.8 million. Operating expenses were favorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $1.0 million in the first six months of 2016 compared to the prior year period.
Operating expenses as a percentage of revenues were 21.0% in the first six months of 2016 compared to 19.9% in the first six months of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 20.8% in the first six months of 2016 compared to 19.9% in the first six months of 2015.
Operating Income (Loss) and Operating Margin
Operating income (loss) in Corrosion Protection decreased $3.4 million, or 363.8%, to a loss of $2.5 million in the second quarter of 2016 compared to income of $0.9 million in the second quarter of 2015. Operating margin declined 350 basis points to (2.6)% in the second quarter of 2016 compared to 0.9% in the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $1.0 million in the second quarter of 2016 primarily related to severance and employee-related benefits and other restructuring costs. Excluding 2016 Restructuring charges, operating income (loss) decreased $2.4 million, or 261.5%, in the second quarter of 2016 compared to the second quarter of 2015 and operating margin declined 250 basis points to (1.6)% in the second quarter of 2016 compared to 0.9% in the second quarter of 2015. The decreases in operating income (loss) and operating margin were primarily due to declining revenues and gross profit stemming from challenging market conditions for our Canadian operations and a decline in project activity in our coating services operation and our domestic pipe coating operation. Partially offsetting the declines were increases related to increased revenues and gross profit in our domestic cathodic protection operation.
Operating income decreased $9.6 million, or 666.8%, to a loss of $8.1 million in the first six months of 2016 compared to income of $1.4 million in the first six months of 2015. Operating margin declined 510 basis points to (4.4)% in the first six months of 2016 compared to 0.7% in the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $3.7 million in first six months of 2016 primarily related to severance and employee-related benefits and other restructuring costs. Excluding 2016 Restructuring charges, operating income (loss) decreased $5.9 million, or 409.6%, in the first six months of 2016 compared to the first six months of 2015 and operating margin declined 310 basis points to (2.4)% in the first six months of 2016 compared to 0.7% in the first six months of 2015. The decreases in operating income (loss) and operating margin were primarily due to the same factors impacting the changes in operating income (loss) and operating margin in the second quarter of 2016 compared to the second quarter of 2015.
Operating income for Corrosion Protection was immaterially impacted by the change in foreign currency rates in the second quarter and first six months of 2016 compared to the prior year periods.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$53,077	$81,983	$(28,906)	(35.3)%
Gross profit	4,912	11,135	(6,223)	(55.9)
Gross profit margin	9.3%	13.6%	N/A	(430	)bp
Operating expenses	7,263	9,663	(2,400)	(24.8)
Restructuring charges	102	—	102	N/M
Operating income (loss)	(2,453)	1,472	(3,925)	(266.6)
Operating margin	(4.6)%	1.8%	N/A	(640	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$128,777	$166,933	$(38,156)	(22.9)%
Gross profit	12,383	20,881	(8,498)	(40.7)
Gross profit margin	9.6%	12.5%	N/A	(290	)bp
Operating expenses	16,613	17,793	(1,180)	(6.6)
Acquisition-related expenses	—	323	(323)	(100.0)
Restructuring charges	2,500	—	2,500	N/M
Operating income (loss)	(6,730)	2,765	(9,495)	(343.4)
Operating margin	(5.2)%	1.7%	N/A	(690	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
Energy Services operates solely in the United States and generates all revenues and incurs all expenses in U.S. dollars. There were no impacts from foreign currencies in relation to the U.S. dollar for the segment for the reported periods.
Revenues
Revenues in Energy Services decreased $28.9 million, or 35.3%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease was due to a revenue decline of $17.0 million in our upstream operation, located primarily in Central California, as we significantly reduced our upstream operation in response to challenging upstream energy market conditions. Also contributing to the decrease in revenues was a revenue decline of $11.9 million in our downstream operation as turnaround, refinery clean-up and construction services activities declined from the prior year period.
Revenues decreased $38.2 million, or 22.9%, in the first six months of 2016 compared to the first six months of 2015. The decrease was due to a $35.0 million revenue decline in our upstream operation, primarily for the reason noted above, and a $3.2 million revenue decline in our downstream operation, primarily due to a decline in refinery clean-up, maintenance and construction services activities. Partially offsetting the revenue decline in our downstream operation, was an increase primarily due to increased turnaround services activity occurring mainly in the first quarter of 2016.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services decreased $6.2 million, or 55.9%, and gross profit margin declined 430 basis points in the second quarter of 2016 compared to the second quarter of 2015. The decrease in gross profit was primarily due to reduced revenues in our upstream and downstream operations, as noted above, as well as cost overruns mainly on certain, discreet lump sum construction projects. Gross profit margin decreased primarily due to price pressures and reductions in higher margin activities in our upstream operation, thereby making it more challenging to recover our labor and equipment costs. Additionally, we experienced lower downstream margins related to client driven shifts in the mix of work, including decreased turnaround and clean-up services activities, and lower upstream margins related to cost overruns on certain lump sum construction projects.
Gross profit decreased $8.5 million, or 40.7%, and gross profit margin declined 290 basis points in the first six months of 2016 compared to the first six months of 2015. The decrease in gross profit was primarily due to declining revenues and cost overruns mainly on certain lump sum construction projects. Partially offsetting the gross profit decline in our downstream operation, was an increase primarily due to increased turnaround services activity occurring mainly in the first quarter of 2016. The change in gross profit margin was primarily due to the same factors impacting the change in gross profit margin in the second quarter of 2016 compared to the second quarter of 2015, as noted previously.
Operating Expenses
Operating expenses in Energy Services decreased $2.4 million, or 24.8%, in the second quarter of 2016 compared to the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $1.5 million in the second quarter of 2016 primarily related to wind-down and other restructuring-related costs as we downsized our upstream operation. Excluding 2016 Restructuring charges, operating expenses decreased $3.9 million, or 40.2%, primarily due to controlled spending efforts in response to recent market challenges and as part of our savings initiatives related to the restructuring. Also contributing to the decrease was a $1.8 million offset to operating expenses related to a decrease in a reserve for certain Brinderson pre-acquisition matters and a $0.7 million expense in the second quarter of 2015 for severance related costs due to organizational leadership changes.
Operating expenses as a percentage of revenues were 13.7% in the second quarter of 2016 compared to 11.8% in the second quarter of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 10.9% in the second quarter of 2016 compared to 11.8% in the second quarter of 2015.
Operating expenses in the first six months of 2016 decreased $1.2 million, or 6.6%, compared to the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $3.9 million in the first six months of 2016 primarily related to wind-down and other restructuring-related costs as we downsized our upstream operation. Excluding 2016 Restructuring charges, operating expenses decreased $5.1 million, or 28.8%, primarily due to the same factors impacting operating expenses in the second quarter of 2016 compared to the second quarter of 2015.
Operating expenses as a percentage of revenues were 12.9% in the first six months of 2016 compared to 10.7% in the first six months of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 9.8% in the first six months of 2016 compared to 10.7% in the first six months of 2015.
Operating Income (Loss) and Operating Margin
Operating income (loss) in Energy Services decreased $3.9 million, or 266.6%, to a loss of $2.5 million in the second quarter of 2016 compared to income of $1.5 million in the second quarter of 2015. Operating margin declined 640 basis points to (4.6)% in the second quarter of 2016 compared to 1.8% in the second quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $1.6 million in the second quarter of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Excluding 2016 Restructuring charges, operating income decreased $2.3 million, or 158.8%, in the second quarter of 2016 compared to the second quarter of 2015 and operating margin declined 340 basis points to (1.6)% in the second quarter of 2016 compared to 1.8% in the second quarter of 2015. The decreases in operating income (loss) and operating margin were primarily due to decreases in revenues, gross profit and gross profit margins in our upstream and downstream operations. Partially offsetting the declines were operating expense savings associated with controlled spending efforts in response to recent market challenges and as part of our 2016 Restructuring, as well as a reduction in an accrual related to certain employee matters and severance related costs in the second quarter of 2015, as noted earlier.
Operating income (loss) decreased $9.5 million, or 343.4%, to a loss of $6.7 million in the first six months of 2016 compared to income of $2.8 million in the first six months of 2015. Operating margin declined 690 basis points to (5.2)% in the first six months of 2016 compared to 1.7% in the first six months of 2015. As part of the 2016 Restructuring, we recognized charges of $6.4 million in the first six months of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Additionally, we incurred $0.3 million in acquisition-related expenses in the first six months of 2015 related to the purchase of Schultz. Excluding 2016 Restructuring charges and acquisition-related expenses, operating income decreased $3.4 million, or 109.4%, in the first six months of 2016 compared to the first six months of 2015 and operating margin declined 200 basis points to (0.2)% in the first six months of 2016 compared to 1.8% in the first six months of 2015. The decreases in operating income (loss) and operating margin were primarily due to the same factors impacting the changes in operating income (loss) and operating margin in the second quarter of 2016 compared to the second quarter of 2015.

Other Income (Expense)
Interest Income and Expense
Interest income increased $0.1 million in the second quarter of 2016 compared to the prior year period primarily due to higher U.S. cash balances during the current year. Interest expense increased $0.7 million in the second quarter of 2016 compared to the same period in the prior year due to higher borrowing costs under our new Credit Facility, higher debt balances resulting from the February 2016 acquisition of Underground Solutions and an increase in amortized loan fees.
Interest income decreased less than $0.1 million in the first six months of 2016 compared to the prior year period. Interest expense increased $1.0 million in the first six months of 2016 compared to the same period in the prior year due to higher borrowing costs under our new Credit Facility, higher debt balances resulting from the February 2016 acquisition of Underground Solutions and an increase in amortized loan fees.
Other Income (Expense)
Other expense was $0.5 million in the quarter ended June 30, 2016 and primarily related to foreign currency exchange losses on revalued assets and liabilities. For the second quarter of 2015, other income was $0.8 million and consisted primarily of income of $0.8 million related a $1.0 million settlement of escrow claims for the acquisition of CRTS, Inc. (as discussed in Note 1 to the consolidated financial statements contained in this report). Additionally, we recorded gains of approximately $0.7 million during the second quarter of 2015 on the sale of certain fixed assets related to our restructured entities.
Other expense was $1.5 million in the six months ended June 30, 2016 and primarily related to foreign currency exchange losses on revalued assets and liabilities. For the first six months of 2015, other expense was $2.0 million, primarily due to the $2.8 million loss recognized on the sale of Video Injection - Insituform SAS during the first quarter of 2015, partially offset by the second quarter of 2015 factors described above.

Taxes (Benefit) on Income (Loss)
Taxes on income (loss) decreased $2.6 million during the second quarter of 2016 compared to the second quarter of 2015. Our effective tax rate for continuing operations was 22.8% in the quarter ended June 30, 2016 and 28.6% in the quarter ended June 30, 2015. The effective tax rate in the quarter ended June 30, 2016 was favorably impacted by a higher mix of earnings towards foreign jurisdictions, which generally have lower statutory tax rates, and the impact of certain discrete tax items relating to the 2016 Restructuring. The effective tax rate in the quarter ended June 30, 2015 was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items related to non-deductible restructuring charges.
Taxes on income (loss) decreased $9.2 million during the first six months of 2016 compared to the first six months of 2015. Our effective tax rate for continuing operations was a benefit of 83.4% in the six months ended June 30, 2016 and 34.6% in the six months ended June 30, 2015. The effective tax rate in the six months ended June 30, 2016 was favorably impacted by the same factors impacting the effective tax rate in the second quarter of 2016, and a $1.9 million benefit related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits. The effective tax rate in the six months ended June 30, 2015 was unfavorably impacted by the same factors impacting the effective tax rate in the quarter ended June 30, 2015 described above.

Non-controlling Interests
Losses attributable to non-controlling interests was $0.2 million and $0.4 million in the quarter and six months ended June 30, 2016, respectively, while income attributable to non-controlling interests was $0.2 million in both the quarter and six months ended June 30, 2015. In the second quarter and first six months of 2016, losses from our joint ventures in Mexico, Saudi Arabia and Louisiana were partially offset by profitability from our joint venture in Oman. In the second quarter of 2015, profitability from our joint venture in Oman and our insulation coating joint venture in Louisiana, was partially offset by losses from our coating joint venture in Canada as a result of lower profitability caused by challenging market conditions. In the first six months of 2015, profitability from our joint ventures in Oman and Canada was partially offset by losses from our insulation coating joint venture in Louisiana, which had minimal production during the first quarter of 2015.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$110,792	$209,253
Restricted cash	5,299	5,796
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first six months of 2016, capital expenditures were primarily related to the pipe coating and insulation project in our Corrosion Protection segment. Additionally, capital expenditures were also used to support the growth and maintenance capital in our Infrastructure Solutions operations. For the full year of 2016, we expect a comparable level of capital expenditures compared to 2015, with slightly increased levels to complete the pipe-coating plant in Louisiana and support growth of our Infrastructure Solutions business, partially offset by decreased levels in certain of our Corrosion Protection and Energy Services operations as we minimize spending in response to our 2016 Restructuring efforts.
As part of our 2016 Restructuring, we incurred $13.0 million in cash charges during the first six months of 2016 related to employee severance, extension of benefits, employment assistance programs and early lease termination costs as we reposition our Energy Services’ upstream operations in California, right-size Corrosion Protection to compete more effectively, and reduce corporate and other operating costs. We estimate our remaining cash costs in 2016 to be approximately $1.5 million related to these activities. These actions, however, are expected to reduce future consolidated annual costs by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures.
As part of our 2014 Restructuring, we incurred less than $0.1 million in cash charges during the first six months of 2016 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
At June 30, 2016, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $62.4 million, or 56.3%, of our cash was denominated in currencies other than the United States dollar as of June 30, 2016. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As part of the February 2016 acquisition of Underground Solutions, we repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes. These were viewed as one-time, special-use transactions. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At June 30, 2016, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. At June 30, 2016, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

As of June 30, 2016, we had approximately $4.4 million in receivables related to certain projects in Texas and Morocco that have been delayed in payment for separate and unavoidable reasons. We are in various stages of discussions and dispute resolution with the project clients regarding such receivables. In each of the above instances, the customer has failed to meet its payment obligations in the time frame set forth in the respective contracts. We believe that we have performed our obligations pursuant to such contracts, and are duly exercising our rights under the respective contracts to receive payment. We believe the likelihood of success in each of these cases is probable and we are vigorously defending our position in each respective contract.
In March 2016, we settled an outstanding project dispute with a client in Infrastructure Solutions. In connection with the settlement, we agreed to forgo approximately $7.5 million in receivables owed by our client and we agreed to pay an additional $2.4 million. During April 2016, we paid the settlement amount. The customer receivable, along with the related allowance for doubtful account, was written off as of March 31, 2016.
Cash Flows from Operations
Cash flows from operating activities provided $9.9 million in the first six months of 2016 compared to $58.4 million provided in the first six months of 2015. The decrease in operating cash flow from the prior year period was primarily due to lower net income, inclusive of non-cash items, and lower cash flows related to working capital. Net income during the first six months of 2016 was negatively impacted by $13.0 million in cash charges related to our 2016 Restructuring. Working capital used $20.8 million of cash during the first six months of 2016 compared to $19.5 million provided in the comparable period of 2015.
During the first six months of 2016, cash flow provided by working capital requirements was impacted by seasonal payments of accounts payable due to increased project activity in the summer months, partially offset by lower days sales outstanding, which decreased approximately 10 days at June 30, 2016 compared to June 30, 2015. The decrease in days sales outstanding was primarily due to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility and the impact of stronger collections in Infrastructure Solutions. During the first six months of 2015, cash flow provided by working capital requirements was primarily impacted by significant movements in billings in excess of costs and estimated earnings. Our billings in excess of costs and estimated earnings was $63.4 million at June 30, 2015, an increase of $20.4 million from December 31, 2014, due partially to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility.
Cash Flows from Investing Activities
Cash flows from investing activities used $105.6 million during the first six months of 2016 compared to $19.4 million used in the comparable period of 2015. During the first six months of 2016, we used $91.2 million to acquire Underground Solutions, Fyfe Europe and the CIPP business of LMJ. During the first six months of 2015, we used $6.9 million to acquire Schultz Mechanical Contractors. During 2016, we received proceeds of $4.6 million, net of cash disposed, from the sale of our interests in Bayou Perma-Pipe Canada. We used $19.4 million in cash for capital expenditures in the first six months of 2016 compared to $12.1 million in the prior year period. The increase during the first six months of 2016 was primarily due to $8.1 million in capital expenditures related to the pipe coating and insulation project in our Corrosion Protection segment. In the first six months of 2016 and 2015, $1.1 million and $0.9 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first six months of 2016 and 2015 were partially offset by $2.4 million and $1.2 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $35.0 million to be spent in 2016 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities provided $0.3 million during the first six months of 2016 compared to $34.6 million used in the first six months of 2015. During the first six months of 2016 and 2015, we used net cash of $25.2 million and $20.6 million, respectively, to repurchase 1,365,249 and 1,091,122 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. We had net borrowings of $36.0 million from our line of credit during the first six months of 2016, primarily to fund our acquisition activity, and we used cash of $8.8 million to pay down the principal balance of our term loan. During the first six months of 2015, we used cash of $13.1 million to pay down the principal balance of our term loan and, as discussed in Note 7 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment.

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
Generally, interest is charged on the principal amounts outstanding under the credit facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is also based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of June 30, 2016 was approximately 3.25%.
Our indebtedness at June 30, 2016 consisted of $336.9 million outstanding from the $350.0 million term loan under the credit facility and $36.0 million on the line of credit under the credit facility. During 2016, we (i) borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions; (ii) borrowed $3.0 million on the line of credit to help fund a small acquisition; and (iii) had net borrowings of $3.0 million on the line of credit for international working capital needs. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in our consolidated financial statements and held $0.2 million of third-party notes and bank debt at June 30, 2016.
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
As of June 30, 2016, we had $28.9 million in letters of credit issued and outstanding under the credit facility. Of such amount, $16.6 million was collateral for the benefit of certain of our insurance carriers and $12.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In October 2015, we entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of our $350.0 million term loan drawn from our credit facility. The swap requires us to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated by amortizing the $262.5 million same notional amount. The annualized borrowing rate of the swap at June 30, 2016 was 3.46%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of our term loan from the credit facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
The credit facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at June 30, 2016 and expect continued compliance for the foreseeable future.
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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at June 30, 2016 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2016 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. As part of our credit facility in 2015, we entered into an interest rate swap agreement with a notional amount that will mirror approximately 75% of our outstanding long-term debt for the next five years.
At June 30, 2016, the estimated fair value of our long-term debt was approximately $376.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2016 would result in a $1.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2016, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $15.2 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2016, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
The scope of management’s evaluation did not include our recent acquisition of Underground Solutions.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2016 (1) (2)	435,798	$17.14	431,128	$7,868,694
February 2016 (1) (2)	305,328	17.73	289,632	3,016,659
March 2016 (1) (2)	169,530	20.30	137,822	422,066
April 2016 (1) (2)	52,257	20.69	51,949	18,961,760
May 2016 (1) (2)	201,456	19.49	200,000	15,450,389
June 2016 (1) (2)	200,880	19.25	200,428	11,591,883
Total	1,365,249	$18.46	1,310,959	—
_________________________________

(1)
In November 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015 and 2016. We have authorization under our Credit Facility to repurchase up to an additional $40.0 million of our common stock in 2016. In March 2016, our board of directors authorized the open market repurchase of up to an additional $20.0 million of our common stock to be made during 2016 following expiration of the November 2015 program. We began repurchasing shares under this new program in April 2016 immediately following completion of the November 2015 program. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or restricted stock units issued to employees. For the six months ended June 30, 2016, 54,290 shares were surrendered in connection with restricted stock, restricted stock unit and stock option transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or restricted stock units vested or the stock option was exercised. Once repurchased, we promptly retire the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: August 3, 2016	/s/ David A. Martin
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