Form 10-Q
period 2016-09-30
Aegion Corp
filed 2016-11-01
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 33,962,673 shares of common stock, $.01 par value per share, outstanding at October 26, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$308,524	$356,595	$900,118	$1,002,857
Cost of revenues	242,206	279,474	718,196	794,493
Gross profit	66,318	77,121	181,922	208,364
Operating expenses	45,277	51,554	146,808	157,964
Acquisition-related expenses	324	457	2,059	780
Restructuring charges	212	172	8,544	1,034
Operating income	20,505	24,938	24,511	48,586
Other income (expense):
Interest expense	(3,825)	(3,144)	(11,081)	(9,365)
Interest income	37	25	197	229
Other	288	(359)	(1,183)	(2,360)
Total other expense	(3,500)	(3,478)	(12,067)	(11,496)
Income before taxes on income	17,005	21,460	12,444	37,090
Taxes on income	5,218	6,237	1,413	11,647
Net income	11,787	15,223	11,031	25,443
Non-controlling interests (income) loss	280	(473)	666	(650)
Net income attributable to Aegion Corporation	$12,067	$14,750	$11,697	$24,793

Earnings per share attributable to Aegion Corporation:
Basic	$0.35	$0.41	$0.33	$0.68
Diluted	$0.34	$0.40	$0.33	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$11,787	$15,223	$11,031	$25,443
Other comprehensive income (loss):
Currency translation adjustments	3,885	(2,963)	2,928	(21,438)
Pension activity, net of tax (1)	90	16	(83)	12
Deferred gain (loss) on hedging activity, net of tax (2)	895	(274)	(3,163)	110
Total comprehensive income	16,657	12,002	10,713	4,127
Comprehensive (income) loss attributable to non-controlling interests	365	(700)	593	791
Comprehensive income attributable to Aegion Corporation	$17,022	$11,302	$11,306	$4,918
__________________________

(1)	Amounts presented net of tax of $23 and $4 for the quarters ended September 30, 2016 and 2015, respectively, and $(21) and $3 for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Amounts presented net of tax of $617 and $(183) for the quarters ended September 30, 2016 and 2015, respectively, and $(2,100) and $74 for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$113,264	$209,253
Restricted cash	5,357	5,796
Receivables, net of allowances of $7,235 and $14,524, respectively	191,960	200,883
Retainage	34,661	37,285
Costs and estimated earnings in excess of billings	85,306	89,141
Inventories	62,805	47,779
Prepaid expenses and other current assets	68,787	66,999
Assets held for sale	—	21,060
Total current assets	562,140	678,196
Property, plant & equipment, less accumulated depreciation	158,276	144,833
Other assets
Goodwill	300,679	249,120
Identified intangible assets, less accumulated amortization	199,352	174,118
Deferred income tax assets	3,411	2,130
Other assets	6,276	5,616
Total other assets	509,718	430,984
Total Assets	$1,230,134	$1,254,013

Liabilities and Equity
Current liabilities
Accounts payable	$69,183	$72,732
Accrued expenses	94,419	112,951
Billings in excess of costs and estimated earnings	90,873	87,475
Current maturities of long-term debt and line of credit	17,644	17,648
Liabilities held for sale	—	6,961
Total current liabilities	272,119	297,767
Long-term debt, less current maturities	357,142	333,480
Deferred income tax liabilities	20,665	19,386
Other non-current liabilities	12,411	8,824
Total liabilities	662,337	659,457

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 34,139,540 and 36,053,499, respectively	341	361
Additional paid-in capital	171,053	199,951
Retained earnings	437,271	425,574
Accumulated other comprehensive loss	(48,252)	(47,861)
Total stockholders’ equity	560,413	578,025
Non-controlling interests	7,384	16,531
Total equity	567,797	594,556
Total Liabilities and Equity	$1,230,134	$1,254,013

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
Net income	—	—	—	24,793	—	650	25,443
Issuance of common stock upon stock option exercises	109,344	1	1,091	—	—	—	1,092
Issuance of shares pursuant to restricted stock units	12,326	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	27,779	—	—	—	—	—	—
Forfeitures of restricted shares	(50,552)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,212,181)	(12)	(21,929)	—	—	—	(21,941)
Equity-based compensation expense	—	—	6,847	—	—	—	6,847
Distributions to non-controlling interests	—	—	—	—	—	(472)	(472)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(19,875)	(1,441)	(21,316)
BALANCE, September 30, 2015	36,247,231	$362	$203,298	$458,434	$(44,544)	$17,187	$634,737

BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
Net income (loss)	—	—	—	11,697	—	(666)	11,031
Issuance of common stock upon stock option exercises	18,193	—	13	—	—	—	13
Issuance of shares pursuant to restricted stock units	14,034	—	(23)	—	—	—	(23)
Issuance of shares pursuant to deferred stock unit awards	39,660	—	—	—	—	—	—
Forfeitures of restricted shares	(18,499)	—	—	—	—	—	—
Shares repurchased and retired	(1,967,347)	(20)	(36,577)	—	—	—	(36,597)
Equity-based compensation expense	—	—	7,689	—	—		7,689
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Distributions to non-controlling interests	—	—	—	—	—	(1,276)	(1,276)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(391)	73	(318)
BALANCE, September 30, 2016	34,139,540	$341	$171,053	$437,271	$(48,252)	$7,384	$567,797

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,031	$25,443
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	34,406	32,046
Gain on sale of fixed assets	(1,960)	(1,023)
Equity-based compensation expense	7,689	6,847
Deferred income taxes	(613)	1,799
Non-cash restructuring charges	300	2,127
Loss on sale of businesses	—	2,864
Loss on foreign currency transactions	1,351	284
Other	440	(860)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	1,704	(2,215)
Receivables net, retainage and costs and estimated earnings in excess of billings	26,402	(24,738)
Inventories	(510)	3,514
Prepaid expenses and other assets	(3,094)	(17,374)
Accounts payable and accrued expenses	(41,698)	7,023
Billings in excess of costs and estimated earnings	212	31,979
Other operating	1,038	810
Net cash provided by operating activities	36,698	68,526

Cash flows from investing activities:
Capital expenditures	(31,485)	(21,337)
Proceeds from sale of fixed assets	3,083	1,706
Patent expenditures	(1,034)	(1,643)
Restricted cash related to investing activities	(1,086)	—
Purchase of Underground Solutions, Inc., net of cash acquired	(84,740)	—
Purchase of Fyfe Europe S.A. and related companies	(2,800)	—
Purchase of CIPP business of Leif M. Jensen A/S	(3,235)	—
Purchase of Concrete Solutions Limited and Building Chemical Supplies Limited	(5,532)	—
Purchase of Schultz Mechanical Contractors, Inc.	—	(6,878)
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	6,599	—
Payment to Fyfe Asia sellers for final net working capital	—	(1,098)
Net cash used in investing activities	(120,230)	(29,250)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	37	1,299
Repurchase of common stock	(36,597)	(21,941)
Distributions to non-controlling interests	(1,276)	(472)
Payment of contingent consideration	(500)	(684)
Proceeds from notes payable	—	1,505
Principal payments on notes payable	—	(1,875)
Proceeds from line of credit	42,000	26,000
Payments on line of credit	(6,000)	—
Principal payments on long-term debt	(13,125)	(46,122)
Net cash used in financing activities	(15,461)	(42,290)
Effect of exchange rate changes on cash	561	(4,367)
Net decrease in cash and cash equivalents for the period	(98,432)	(7,381)
Cash and cash equivalents, beginning of year	211,696	174,965
Cash and cash equivalents, end of period	$113,264	$167,584

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

Acquisitions/Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce the Company’s exposure to the upstream oil markets and to reduce consolidated expenses. As part of management’s ongoing assessment of its energy-related businesses, the Company determined that the persistent low price of oil was expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The Company substantially completed its 2016 Restructuring objectives in the first nine months of 2016, including repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual expenses by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. See Note 3.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On July 1, 2016, the Company acquired Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand companies (collectively, “Concrete Solutions”), for a purchase price paid at closing of NZD 7.5 million, approximately $5.4 million. The purchase price is subject to post-closing working capital adjustments and included NZD 0.5 million held in escrow as security for post-closing purchase price adjustments and post-closing indemnification obligations of the previous owners. The sellers have the ability to earn up to an additional NZD 2.0 million, approximately $1.4 million, of proceeds based on reaching certain performance targets in 2016, 2017 and 2018. The transaction was funded from the Company’s cash balances. CSL provides structural strengthening, concrete repair and bridge jointing solutions primarily through application of fiber reinforced polymer (“FRP”) and injection resins and had served as a Fibrwrap® certified applicator in New Zealand for a number of years. BCS imports and distributes materials, including fiber reinforced polymer, injection resins, repair mortars and protective coatings.
On June 2, 2016, the Company acquired the cured-in-place pipe (“CIPP”) contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011. The purchase price was €2.9 million, approximately $3.2 million, and was funded from the Company’s cash balances.
On May 13, 2016, the Company acquired the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”) for a purchase price of $3.0 million. The transaction was funded from the Company’s cash balances. Fyfe Europe held rights to provide Fibrwrap® product engineering and support to installers and applicators of FRP systems in 72 countries throughout Europe, the Middle East and North Africa. The acquisition of these territories now provides the Company with worldwide rights to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology.
On February 18, 2016, the Company acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), for an initial purchase price of $85.0 million plus an additional $5.0 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solutions’ previous owners. The transaction was funded partially from the Company’s cash balances and partially from borrowings under the Company’s revolving credit facility. To supplement the domestic cash balances, the Company repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes, a reserve for which was included in the Company’s tax provision amounts for 2015. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications.
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
Corrosion Protection Segment (“Corrosion Protection”)
On February 1, 2016, the Company sold its fifty-one percent (51%) interest in its Canadian pipe-coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to its joint venture partner, Perma-Pipe, Inc. The sale price was $9.6 million, which consisted of a $7.6 million payment at closing and a $2.0 million promissory note, which was paid on July 28, 2016. BPPC served as the Company’s pipe coating and insulation operation in Canada. The sale of its interest in BPPC was part of a broader effort by the Company to reduce its exposure in the North American upstream market in light of expectations for a prolonged low oil price environment. As a result of the sale, the Company recognized a pre-tax, non-cash charge of approximately $0.6 million at December 31, 2015 to reflect the expected loss on the sale of the business. This loss was derived primarily from the release of cumulative currency translation adjustments and was recorded to other income (expense) in the Consolidated Statement of Operations.
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
Energy Services Segment (“Energy Services”)
On March 1, 2015, the Company acquired Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation, for a total purchase price of $7.7 million. The transaction was funded from the Company’s cash balances. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction and excavation and trenching services to the downstream and upstream oil and gas markets.
Purchase Price Accounting
During the third quarter of 2016, the Company determined its preliminary accounting for Concrete Solutions and substantially completed its accounting for Underground Solutions, Fyfe Europe and LMJ, with the exception of final working capital adjustments. As the Company completes its final accounting for these acquisitions, future adjustments related to working capital, deferred income taxes, definite-lived intangible assets and goodwill could occur. Purchase price accounting related to Schultz was finalized in the first quarter of 2016. The goodwill and definite-lived intangible assets associated with the Schultz, Fyfe Europe and LMJ acquisitions are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Underground Solutions and Concrete Solutions acquisitions are not deductible for tax purposes.

Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz made the following contributions to the Company’s revenues and profits (in thousands):

	Quarter Ended September 30, 2016					Quarter Ended September 30, 2015
	Underground Solutions(1)	Fyfe Europe	LMJ	Concrete Solutions	Schultz(2)	Schultz(3)
Revenues	$8,273	$15	$1,446	$1,344	$6,777	$3,718
Net income (loss)	101	(202)	(134)	68	193	57
_____________________

(1)	The reported net income for Underground Solutions for the quarter ended September 30, 2016 includes an allocation of corporate expenses of $0.3 million.

(2)	The reported net income for Schultz for the quarter ended September 30, 2016 includes an allocation of corporate expenses of $0.3 million.

(3)	The reported net income for Schultz for the quarter ended September 30, 2015 includes an allocation of corporate expenses of $0.2 million.

	Nine Months Ended September 30, 2016					Nine Months Ended September 30, 2015
	Underground Solutions(1)	Fyfe Europe	LMJ	Concrete Solutions	Schultz(2)	Schultz(3)
Revenues	$23,916	$23	$2,779	$1,344	$17,098	$8,205
Net income (loss)	(1,661)	(300)	(221)	68	(207)	31
_____________________

(1)
The reported net loss for Underground Solutions for the nine months ended September 30, 2016 includes inventory step up expense of $3.6 million, recognized as part of the accounting for business combinations, and an allocation of corporate expenses of $1.6 million.

(2)
The reported net loss for Schultz for the nine months ended September 30, 2016 includes charges related to the 2016 Restructuring of $0.2 million and an allocation of corporate expenses of $0.6 million.

(3)	The reported net income for Schultz for the nine months ended September 30, 2015 includes an allocation of corporate expenses of $0.3 million.
The following unaudited pro forma summary presents combined information of the Company as if the Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands, except earnings per share):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$308,524	$373,710	$910,098	$1,044,248
Net income attributable to Aegion Corporation (1)	12,067	16,340	11,952	26,515
Diluted earnings per share	$0.34	$0.45	$0.34	$0.72
_____________________

(1)
Includes pro-forma adjustments for depreciation and amortization associated with acquired tangible and intangible assets, as if those assets were recorded at the beginning of the year preceding the acquisition date.

The transaction purchase price to acquire Underground Solutions was $88.4 million, which included: (i) a payment at closing of $85.0 million; (ii) net payment of $5.0 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards; and (iii) working capital adjustments of $1.6 million payable to the Company.
The transaction purchase price to acquire Fyfe Europe was $3.0 million, which represented cash consideration paid at closing of $2.8 million plus $0.2 million of deferred contingent consideration, which was recorded to “Accrued expenses” in the Consolidated Balance Sheet at September 30, 2016.
The transaction purchase price to acquire LMJ was €2.9 million, approximately $3.2 million, which was paid at closing.
The transaction purchase price to acquire Concrete Solutions was NZD 8.9 million, approximately $6.4 million, which included: (i) a payment at closing of NZD 7.5 million, approximately $5.4 million; (ii) a preliminary working capital adjustment of NZD 0.2 million, approximately $0.1 million (payable to the sellers); and (iii) the estimated fair value of earnout consideration of NZD 1.2 million, approximately $0.9 million, which was recorded to “Other non-current liabilities” in the Consolidated Balance Sheet at September 30, 2016. The fair value estimate was determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 12.
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
The following table summarizes the fair value of identified assets and liabilities of the Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz acquisitions at their respective acquisition dates (in thousands):

	Underground Solutions	Fyfe Europe	LMJ	Concrete Solutions	Schultz
Cash	$3,630	$—	$—	$—	$—
Receivables and cost and estimated earnings in excess of billings	6,339	—	—	1,469	1,086
Inventories	12,629	—	504	857	—
Prepaid expenses and other current assets	587	—	—	18	19
Property, plant and equipment	2,755	50	1,194	422	162
Identified intangible assets	33,370	513	795	1,722	3,060
Deferred income tax assets	12,906	—	—	—	—
Other assets	29	—	—	—	—
Accounts payable	(4,653)	—	—	(837)	(663)
Accrued expenses	(5,481)	—	—	(149)	—
Billings in excess of cost and estimated earnings	(2,943)	—	—	—	—
Deferred income tax liabilities	(14,799)	—	—	(482)	—
Total identifiable net assets	$44,369	$563	$2,493	$3,020	$3,664

Total consideration recorded	$88,370	$3,000	$3,235	$6,393	$7,662
Less: total identifiable net assets	44,369	563	2,493	3,020	3,664
Goodwill at September 30, 2016	$44,001	$2,437	$742	$3,373	$3,998

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
Foreign Currency Translation
Net foreign exchange transaction gains (losses) of $0.3 million and $0.1 million for the quarters ended September 30, 2016 and 2015, respectively, and $(1.4) million and $(0.3) million for the nine months ended September 30, 2016 and 2015, respectively, are included in other income (expense) in the Consolidated Statements of Operations.
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
As of September 30, 2016 and 2015, the Company had accumulated comprehensive income (loss) of $(43.2) million and $(44.5) million, respectively, related to currency translation adjustments; $(5.5) million and $(0.5) million, respectively, related to derivative transactions; and $0.5 million and $0.5 million, respectively, related to pension activity in accumulated other comprehensive income.
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
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses and non-compete agreements) are recorded at cost, net of accumulated depreciation and impairment and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.
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
Investments in Affiliated Companies
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, have historically been accounted for by the equity method. At September 30, 2016 and December 31, 2015, the Company did not own any investments in affiliated companies.

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

Based on its evaluation of the above factors and judgments, as of September 30, 2016, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	September 30, 2016 (1)	December 31, 2015 (2)
Current assets	$32,544	$60,730
Non-current assets	26,355	26,316
Current liabilities	9,187	24,784
Non-current liabilities	31,832	25,728
__________________________

(1)	Amounts exclude the assets and liabilities of BPPC, which was sold in February 2016.

(2)	Amounts include $21.1 million of current assets and $7.0 million of current liabilities of BPPC, which were classified as held for sale. See Note 5.

	Nine Months Ended September 30,
Income statement data	2016 (1)	2015
Revenue	$35,409	$22,037
Gross profit	2,713	2,778
Net income (loss)	(3,869)	144
__________________________

(1)	Includes the results of BPPC through the date of its sale in February 2016.
Newly Issued Accounting Pronouncements
In August 2016, the FASB issued guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective retroactively in fiscal years beginning after

December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its statement of cash flows.
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
In September 2015, the FASB issued guidance that requires acquirers in a business combination to recognize measurement period adjustments in the reporting period in which the adjustment amounts are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The Company’s adoption of this standard, effective January 1, 2016, did not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard is effective for public companies for annual periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s presentation of, or disclosures in, its consolidated financial statements.
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

3.    RESTRUCTURING
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated expenses. The Company substantially completed its 2016 Restructuring objectives in the first nine months of 2016, including repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively, and reducing corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual expenses by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures.
As part of the 2016 Restructuring, the Company reduced headcount by approximately 960 employees, or 15.5% of the Company’s total workforce as of December 31, 2015. Headcount reductions associated with the 2016 Restructuring were substantially completed as of September 30, 2016, with minimal headcount reductions expected in the remainder of the year. The Company expects to record total estimated pre-tax charges, most of which are cash charges, of approximately $15.5 million in connection with the 2016 Restructuring.
Estimated remaining costs to be incurred for the 2016 Restructuring are approximately $0.7 million (pre-tax) and are expected to be incurred in the fourth quarter of 2016, primarily in Corrosion Protection. The estimated remaining costs consist primarily of cash charges related to office closures, employee severance, extension of benefits, employment assistance programs and other restructuring costs.

Total pre-tax 2016 Restructuring charges during the first nine months of 2016 were $14.8 million ($9.7 million after tax) and consisted primarily of cash charges. These charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above.
During the quarter and nine months ended September 30, 2016, the Company recorded pre-tax expense related to the 2016 Restructuring as follows (in thousands):

	Quarter Ended September 30, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$—	$48	$98	$146
Relocation and other moving costs	—	—	66	66
Other restructuring costs (1)	(31)	130	976	1,075
Total pre-tax restructuring charges (reversals) (2)	$(31)	$178	$1,140	$1,287
__________________________

(1)
Includes charges primarily related to downsizing the Company’s upstream operations in California, inclusive of wind-down costs, professional fees, fixed asset disposals and certain other restructuring charges.

(2)	Includes less than $0.1 million of corporate-related restructuring charges that have been allocated to the reportable segments.

	Nine Months Ended September 30, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$2,256	$3,182	$1,501	$6,939
Lease termination costs	—	—	969	969
Relocation and other moving costs	307	62	200	569
Other restructuring costs (1)	777	628	4,909	6,314
Total pre-tax restructuring charges (2)	$3,340	$3,872	$7,579	$14,791
__________________________

(1)
Includes charges primarily related to downsizing the Company’s upstream operations in California, inclusive of wind-down costs, professional fees, fixed asset disposals and certain other restructuring charges.

(2)	Includes $1.2 million of corporate-related restructuring charges that have been allocated to the reportable segments.
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarter and nine months ended September 30, 2016 were $0.2 million and $8.5 million, respectively, and are reported, along with similar charges for the 2014 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2016 Restructuring recognized in the quarter and nine months ended September 30, 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended September 30, 2016			Nine Months Ended September 30, 2016
	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total

Cost of revenues (2)	$—	$130	$130	$—	$189	$189
Operating expenses (3)	257	688	945	516	5,360	5,876
Restructuring charges (4)	—	212	212	—	8,477	8,477
Other expense (5)	—	—	—	249	—	249
Total pre-tax restructuring charges	$257	$1,030	$1,287	$765	$14,026	$14,791
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges for the quarter and nine-month period ended September 30, 2016 relate to Corrosion Protection.

(3)
Includes charges of less than $0.1 million and $0.5 million for the quarter and nine-month period ended September 30, 2016, respectively, related to Infrastructure Solutions. Includes charges of zero and $0.4 million for the quarter and nine-month period ended

September 30, 2016, respectively, related to Corrosion Protection. Includes charges of $1.0 million and $4.9 million for the quarter and nine-month period ended September 30, 2016, respectively, related to Energy Services.

(4)
Includes charges of zero and $2.6 million for the quarter and nine-month period ended September 30, 2016, respectively, related to Infrastructure Solutions. Includes charges of less than $0.1 million and $3.2 million for the quarter and nine-month period ended September 30, 2016, respectively, related to Corrosion Protection. Includes charges of $0.2 million and $2.7 million for the quarter and nine-month period ended September 30, 2016, respectively, related to Energy Services.

(5)	All charges relate to the release of cumulative currency translation adjustments in Infrastructure Solutions.
The following tables summarize the 2016 Restructuring activity during the first nine months of 2016 (in thousands):

	2016 Charge to Income	Utilized in 2016		Reserves at September 30, 2016
		Cash(1)	Non-Cash
Severance and benefit related costs	$6,939	$5,835	$—	$1,104
Lease termination costs	969	969	—	—
Relocation and other moving costs	569	569	—	—
Other restructuring costs	6,314	5,549	765	—
Total pre-tax restructuring charges	$14,791	$12,922	$765	$1,104
__________________________

(1)	Refers to cash utilized to settle charges during the first nine months of 2016.

2014 Restructuring
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring to improve gross margins and profitability over the long-term by exiting low-return businesses and reducing the size and cost of the Company’s overhead structure.
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
The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Headcount reductions associated with the 2014 Restructuring totaled 86 as of September 30, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
Total pre-tax 2014 Restructuring charges since inception were $60.0 million ($44.6 million after tax) and consisted of non-cash charges totaling $48.3 million and cash charges totaling $11.7 million. The non-cash charges of $48.3 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana; and (ii) $26.1 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of the Company’s CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $11.7 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
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

During the quarters and nine months ended September 30, 2016 and 2015, the Company recorded pre-tax (income) expense related to the 2014 Restructuring as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Severance and benefit related costs	$—	$172	$67	$866
Lease termination costs	—	—	—	168
Allowances for doubtful accounts	(232)	339	(585)	1,630
Other restructuring costs (1)	(131)	987	35	8,066
Total pre-tax restructuring charges (reversals) (2)	$(363)	$1,498	$(483)	$10,730
__________________________

(1)
The quarter and nine months ended September 30, 2015 include charges related to the write-off of certain other assets, including the loss on the sale of the CIPP contracting operation in France in February 2015, including the release of cumulative currency translation adjustments, professional fees and certain other restructuring charges.

(2)	All charges for the quarters and nine months ended September 30, 2016 and 2015 relate to Infrastructure Solutions.
2014 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarters ended September 30, 2016 and 2015 were zero and $0.2 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $0.1 million and $1.0 million, respectively, and are reported, along with similar charges for the 2016 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2014 Restructuring recognized in the quarters and nine months ended September 30, 2016 and 2015 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarters Ended September 30,
	2016			2015
	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total
Cost of revenues	$—	$—	$—	$1,678	$(17)	$1,661
Operating expenses	(232)	(130)	(362)	(829)	386	(443)
Restructuring charges	—	—	—	—	172	172
Other expense	(1)	—	(1)	66	42	108
Total pre-tax restructuring charges (reversals) (2)	$(233)	$(130)	$(363)	$915	$583	$1,498
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges relate to Infrastructure Solutions.

	Nine Months Ended September 30,
	2016			2015
	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total	Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total
Cost of revenues	$—	$(14)	$(14)	$1,546	$1,097	$2,643
Operating expenses	(593)	(71)	(664)	441	3,748	4,189
Restructuring charges	—	67	67	—	1,034	1,034
Other expense (2)	128	—	128	3,004	(140)	2,864
Total pre-tax restructuring charges (reversals) (3)	$(465)	$(18)	$(483)	$4,991	$5,739	$10,730
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)
Charges in the nine months ended September 30, 2015 primarily include the loss on sale of the CIPP contracting operation in France in February 2015, including the release of cumulative currency translation adjustments.

(3)	All charges relate to Infrastructure Solutions.

The following tables summarize the 2014 Restructuring activity during the first nine months of 2016 and 2015 (in thousands):

				Utilized
	Reserves at December 31, 2015	Charge (Credit) to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2016
Severance and benefit related costs	$—	$67	$—	$—	$—	$67
Reserves for customer receivables (2)	6,605	(585)	45	—	3,739	2,326
Other restructuring costs	968	35	24	214	307	506
Total pre-tax restructuring charges (reversals)	$7,573	$(483)	$69	$214	$4,046	$2,899
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2015 or charged to income during the first nine months of 2016.

(2)
During the third quarter of 2016, the Company received payment on certain accounts receivable that were previously reserved. Additionally, the Company wrote off certain balances in costs and estimated earnings in excess of billings, along with the corresponding reserves, that were deemed fully uncollectible.

				Utilized
	Reserves at December 31, 2014	Charge (Credit) to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2015
Severance and benefit related costs	$466	$866	$(7)	$1,205	$—	$120
Lease termination expenses	—	168	(2)	166	—	—
Reserves for customer receivables	11,464	1,630	(321)	—	3,863	8,910
Other restructuring costs	2,496	8,066	(67)	4,045	4,832	1,618
Total pre-tax restructuring charges	$14,426	$10,730	$(397)	$5,416	$8,695	$10,648
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during the first nine months of 2015.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares used for basic EPS	34,462,579	36,245,193	34,977,469	36,670,565
Effect of dilutive stock options and restricted and deferred stock unit awards	518,411	336,636	462,562	290,021
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	34,980,990	36,581,829	35,440,031	36,960,586
The Company excluded 162,178 and 270,190 stock options for the quarters ended September 30, 2016 and 2015, respectively, and 160,191 and 280,552 stock options for the nine months ended September 30, 2016 and 2015, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

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

6.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2016 and September 30, 2016 (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2016
Goodwill, gross	$190,525	$73,345	$80,246	$344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	174,456	27,945	46,719	249,120
Acquisitions (1)	50,553	—	—	50,553
Foreign currency translation	324	682	—	1,006
Balance, September 30, 2016
Goodwill, gross	241,402	74,027	80,246	395,675
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$225,333	$28,627	$46,719	$300,679
__________________________

(1)
During the first nine months of 2016, the Company recorded goodwill of $44.0 million, $2.4 million, $0.8 million and $3.4 million related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions, respectively (see Note 1).

Identified Intangible Assets
Identified intangible assets consisted of the following (in thousands):

(in thousands)		September 30, 2016			December 31, 2015
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements (1)	9.5	$4,456	$(3,400)	$1,056	$3,893	$(3,275)	$618
Leases	11.1	2,064	(875)	1,189	2,065	(764)	1,301
Trademarks (2)	14.1	24,177	(7,454)	16,723	22,519	(6,262)	16,257
Non-competes (3)	2.1	1,313	(1,026)	287	1,210	(945)	265
Customer relationships (4)	11.9	187,860	(50,805)	137,055	164,779	(41,967)	122,812
Patents and acquired technology (5)	9.9	66,539	(23,497)	43,042	55,260	(22,395)	32,865
		$286,409	$(87,057)	$199,352	$249,726	$(75,608)	$174,118
__________________________

(1)	During the first nine months of 2016, the Company recorded license agreements of $0.6 million related to the acquisition of LMJ’s CIPP business (see Note 1).

(2)
During the first nine months of 2016, the Company recorded trademarks of $1.4 million, $0.1 million and $0.1 million related to the acquisitions of Underground Solutions, Fyfe Europe and Concrete Solutions, respectively (see Note 1).

(3)	During the first nine months of 2016, the Company recorded non-compete agreements of $0.1 million related to the acquisition of Fyfe Europe (see Note 1).

(4)
During the first nine months of 2016, the Company recorded customer relationships of $20.7 million, $0.3 million, $0.2 million and $1.6 million related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ’s CIPP business and Concrete Solutions, respectively (see Note 1).

(5)	During the first nine months of 2016, the Company recorded acquired technology of $11.3 million related to the acquisition of Underground Solutions (see Note 1).

Amortization expense was $4.2 million and $3.5 million for the quarters ended September 30, 2016 and 2015, respectively. and $12.2 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense by year is as follows (in thousands):

2016	$16,393
2017	17,182
2018	17,088
2019	16,846
2020	16,811

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt, term note and notes payable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term note, due October 30, 2020, annualized rates of 2.85% and 2.47%, respectively	$332,500	$345,625
Line of credit, 2.77%	36,000	—
Other notes with interest rates from 3.3% to 6.5%	9,914	9,797
Subtotal	378,414	355,422
Less – Current maturities and notes payable	17,644	17,648
Less – Unamortized loan costs	3,628	4,294
Total	$357,142	$333,480
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
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2016 was approximately 2.85%.
The Company’s indebtedness at September 30, 2016 consisted of $332.5 million outstanding from the $350.0 million term loan under the Credit Facility and $36.0 million on the line of credit under the Credit Facility. During 2016, the Company (i) borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions; (ii) borrowed $3.0 million on the line of credit to help fund a small acquisition; and (iii) had net borrowings of $3.0 million on the line of credit for both domestic and international working capital needs. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at September 30, 2016.
Beginning in 2016, FASB ASC 835-30, Interest–Imputation of Interest (“FASB ASC 835-30”) requires a change in the balance sheet presentation of debt issuance costs to be a deduction from the carrying amount of the related debt liability instead of a deferred charge as previously reported. As such, the Company has presented unamortized loan costs of $3.6 million and $4.3 million at September 30, 2016 and December 31, 2015, respectively, as a reduction to long-term debt on the Company’s Consolidated Balance Sheets. Comparable periods have been retrospectively adjusted in accordance with FASB ASC 835-30.

As of September 30, 2016, the Company had $36.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $19.4 million was collateral for the benefit of certain of our insurance carriers and $16.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At September 30, 2016 and December 31, 2015, the estimated fair value of the Company’s long-term debt was approximately $373.4 million and $349.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
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
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00. In connection with the acquisition of Underground Solutions, the Company executed a one-time election, in accordance with the Credit Agreement, to increase the consolidated financial leverage ratio to 4.00 to 1.00 for a period of one year. After which, the ratio will decrease periodically at scheduled reporting periods to not more than 3.75 to 1.00 beginning with the quarter ending March 31, 2017. At September 30, 2016, the Company’s consolidated financial leverage ratio was 3.65 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $37.4 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2016, the Company’s fixed charge ratio was 1.49 to 1.00.

At September 30, 2016, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

8.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
Effective November 2015, and in connection with the terms of the amended Credit Facility, the Company’s Board of Directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock to be made during 2015 and 2016 (the “November 2015 Program”). In March 2016, the Company’s Board of Directors authorized the open market repurchase of up to an additional $20.0 million of the Company’s common stock during 2016 (the “March 2016 Program”) following the expiration or completion of the November 2015 Program. The Company began repurchasing shares under the March 2016 Program in April 2016 immediately following completion of the November 2015 Program. In August 2016, the Company’s Board of Directors authorized the open market repurchase of up to an additional $10.0 million of the Company’s common stock during 2016 (the “August 2016 Program”) following the expiration or completion of the March 2016 Program. The Company began repurchasing shares under the August 2016 Program in October 2016 immediately following completion of the March 2016 Program. In addition to the above, the Company has authorization under the Credit Facility to repurchase up to an additional $10.0 million of the Company’s common stock during 2016 in open market repurchases. Once repurchased, the Company promptly retires such shares.

The Company is also authorized to utilize up to $10.0 million in cash to purchase shares of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock and restricted stock unit awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock and restricted stock unit vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. The option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to (i) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (ii) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During the nine months ended September 30, 2016, the Company acquired 1,908,380 shares of the Company’s common stock for $35.4 million ($18.57 average price per share) through the open market repurchase programs discussed above and 58,967 shares of the Company’s common stock for $1.2 million ($19.67 average price per share) in connection with the vesting of restricted stock and restricted stock units and the exercise of stock options. Once repurchased, the Company promptly retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which replaced the 2013 Employee Equity Incentive Plan. The 2016 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. There are 1,132,739 shares of the Company’s common stock registered for issuance under the 2016 Employee Plan and, at September 30, 2016, 1,126,702 shares of common stock were available for issuance.
In April 2016, the Company’s stockholders also approved the 2016 Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The Board of Directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. There are 166,456 shares of the Company’s common stock registered for issuance under the 2016 Director Plan and, at September 30, 2016, 165,414 shares of common stock were available for issuance.
Stock Awards
Stock awards, which include shares of restricted stock, restricted stock units and restricted performance units, are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the requisite service period. The forfeiture of unvested restricted stock, restricted stock units and restricted performance units causes the reversal of all previous expense to be recorded as a reduction of current period expense.

A summary of the stock award activity is as follows:

	Nine Months Ended September 30, 2016
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2016	1,275,707	$19.60
Restricted shares awarded	—	—
Restricted stock units awarded	318,205	18.42
Performance stock units awarded	244,937	18.35
Restricted shares distributed	(159,406)	23.48
Restricted stock units distributed	(14,034)	21.50
Performance stock units distributed	—	—
Restricted shares forfeited	(18,499)	23.16
Restricted stock units forfeited	(64,871)	17.56
Performance stock units forfeited	(55,936)	18.58
Outstanding at September 30, 2016	1,526,103	$18.81
Expense associated with stock awards was $2.1 million and $2.2 million for the quarters ended September 30, 2016 and 2015, respectively, and $6.7 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized pre-tax expense of $15.1 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.89 years for awards outstanding at September 30, 2016.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Nine Months Ended September 30, 2016
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2016	247,219	$19.92
Awarded	44,824	21.22
Distributed	(39,660)	21.29
Outstanding at September 30, 2016	252,383	$19.93
Expense associated with awards of deferred stock units was immaterial for the quarters ended September 30, 2016 and 2015, respectively, and $1.0 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity is as follows:

	Nine Months Ended September 30, 2016
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	288,383	$21.73
Granted	—	—
Exercised	(18,193)	16.80
Canceled/Expired	(1,836)	25.58
Outstanding at September 30, 2016	268,354	$22.04
Exercisable at September 30, 2016	268,354	$22.04
Expense associated with stock option grants was zero and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. There was no unrecognized pre-tax expense related to stock option grants at September 30, 2016.
Financial data for stock option exercises are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Amount collected from stock option exercises	$306	$1,465
Total intrinsic value of stock option exercises	47	282
Tax shortfall of stock option exercises recorded in additional paid-in-capital	315	109
Aggregate intrinsic value of outstanding stock options	102	379
Aggregate intrinsic value of exercisable stock options	102	379
The intrinsic value calculations are based on the Company’s closing stock price of $19.07 and $16.48 on September 30, 2016 and 2015, respectively.
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

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter and nine-month period ended September 30, 2016 was 30.7% and 11.4%, respectively. These effective rates were favorably impacted by a higher mix of earnings towards foreign jurisdictions, which generally have lower statutory tax rates, and the impact of certain discrete tax items relating to the 2016 Restructuring. The effective tax rate for the first nine months of 2016 was also favorably impacted by a $1.9 million benefit, or 15.3% benefit to the effective tax rate, related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.
For the quarter and nine-month period ended September 30, 2015, the Company’s effective tax rate was 29.1% and 31.4%, respectively. The high effective tax rate on pre-tax income was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items that were related to non-deductible restructuring charges. In addition, the rate was negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

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
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC 450-20, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. At December 31, 2015, the accrual related to these matters was $10.5 million. During the second quarter of 2016, the Company made payments totaling $0.4 million related to one of the above matters. Also during the second quarter of 2016, and based upon developments during the quarter and following consultation with internal and third-party legal counsel, the Company reassessed its reserve related to certain remaining matters and lowered its accrual for such matters by $1.8 million. During the third quarter of 2016, and based upon developments during the quarter and following consultation with internal and third-party legal and tax counsel, the Company reassessed its reserve related to certain remaining matters and lowered its accrual for such matters by $2.3 million. The accrual adjustments resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of September 30, 2016, the remaining accrual relating to these matters was $6.0 million and represented the Company’s reasonable estimate of probable loss related to the Brinderson pre-acquisition matters. The Company believes it has asserted meritorious defenses to these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at September 30, 2016.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2016 on its consolidated balance sheet.

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
The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss), which includes acquisition-related expenses, restructuring charges and an allocation of corporate-related expenses.

Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016 (1)	2015 (2)	2016 (3)	2015 (4)
Revenues:
Infrastructure Solutions	$158,562	$149,606	$434,523	$421,170
Corrosion Protection	95,084	121,392	281,939	329,157
Energy Services	54,878	85,597	183,656	252,530
Total revenues	$308,524	$356,595	$900,118	$1,002,857

Gross profit:
Infrastructure Solutions	$40,566	$38,428	$109,485	$106,074
Corrosion Protection	18,374	27,595	52,676	70,311
Energy Services	7,378	11,098	19,761	31,979
Total gross profit	$66,318	$77,121	$181,922	$208,364

Operating income (loss):
Infrastructure Solutions (5)	$18,573	$16,255	$37,448	$35,701
Corrosion Protection (6)	513	6,886	(7,626)	8,323
Energy Services (7)	1,419	1,797	(5,311)	4,562
Total operating income	20,505	24,938	24,511	48,586
Other income (expense):
Interest expense	(3,825)	(3,144)	(11,081)	(9,365)
Interest income	37	25	197	229
Other	288	(359)	(1,183)	(2,360)
Total other expense	(3,500)	(3,478)	(12,067)	(11,496)
Income before taxes on income	$17,005	$21,460	$12,444	$37,090
_______________________

(1)
Results include: (i) $1.3 million of 2016 Restructuring charges (see Note 3); (ii) $0.4 million of 2014 Restructuring expense reversals (see Note 3); and (iii) $0.3 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and other acquisition targets.

(2)	Results include (i) $1.5 million of 2014 Restructuring charges (see Note 3); and (ii) $(0.5) million of costs incurred related to the acquisition of Schultz and other acquisition targets.

(3)
Results include: (i) $14.8 million of 2016 Restructuring charges (see Note 3); (ii) $0.5 million of 2014 Restructuring expense reversals (see Note 3); (iii) $2.1 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and other acquisition targets; and (iv) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations.

(4)	Results include: (i) $10.7 million of 2014 Restructuring charges (see Note 3); and (ii) $0.8 million of costs incurred related to the acquisition of Schultz and other acquisition targets.

(5)
Operating income for the quarter ended September 30, 2016 includes: (i) less than $0.1 million of 2016 Restructuring charges (see Note 3); (ii) $0.4 million of 2014 Restructuring expense reversals (see Note 3); and (iii) $0.3 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and other acquisition targets. Operating income for the quarter ended September 30, 2015 includes $1.4 million of 2014 Restructuring charges (see Note 3).

Operating income for the nine months ended September 30, 2016 includes: (i) $3.1 million of 2016 Restructuring charges (see Note 3); (ii) $0.5 million of 2014 Restructuring expense reversals (see Note 3); (iii) $2.1 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and other acquisition targets; and (iv) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations. Operating income for the nine months ended September 30, 2015 includes $7.9 million of 2014 Restructuring charges (see Note 3).

(6)
Operating income for the quarter ended September 30, 2016 includes $0.2 million of 2016 Restructuring charges (see Note 3). Operating income for the quarter ended September 30, 2015 includes $0.5 million of acquisition related expenses.

Operating loss for the nine months ended September 30, 2016 includes $3.9 million of 2016 Restructuring charges (see Note 3). Operating income for the nine months ended September 30, 2015 includes $0.5 million of acquisition related expenses.

(7)	Operating income for the quarter ended September 30, 2016 includes $1.1 million of 2016 Restructuring charges (see Note 3).

Operating loss for the nine months ended September 30, 2016 includes $7.6 million of 2016 Restructuring charges (see Note 3). Operating income for the nine months ended September 30, 2015 includes $0.3 million of costs incurred related to the acquisition of Schultz.
The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues (1):
United States	$232,734	$267,001	$684,088	$742,976
Canada	39,161	45,340	94,113	131,391
Europe	13,850	14,905	43,771	42,668
Other foreign	22,779	29,349	78,146	85,822
Total revenues	$308,524	$356,595	$900,118	$1,002,857

Gross profit:
United States	$51,217	$56,243	$138,869	$148,736
Canada	8,373	9,998	19,644	30,677
Europe	2,794	4,025	8,893	12,085
Other foreign	3,934	6,855	14,516	16,866
Total gross profit	$66,318	$77,121	$181,922	$208,364

Operating income (loss):
United States	$15,402	$11,464	$15,547	$19,188
Canada	5,410	6,258	10,208	19,700
Europe	352	570	1,108	2,511
Other foreign	(659)	6,646	(2,352)	7,187
Total operating income	$20,505	$24,938	$24,511	$48,586
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for the outstanding hedged balance. During each of the quarters ended September 30, 2016 and 2015, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of cash flow hedges. At September 30, 2016, the Company’s cash flow hedges were in a net deferred loss position of $5.5 million due to unfavorable movements in short-term interest rates relative to the hedged position. The loss was recorded in accrued expenses and other comprehensive income on the Consolidated Balance Sheets and on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$18
	Total Assets	$—	$18

Forward Currency Contracts	Accrued expenses	$643	$243
Interest Rate Swaps	Accrued expenses	4,859	13
	Total Liabilities	$5,502	$256

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$91
	Total Assets	$—	$91

Forward Currency Contracts	Accrued expenses	$249	$—
	Total Liabilities	$249	$—

	Total Derivative Assets	$—	$109
	Total Derivative Liabilities	5,751	256
	Total Net Derivative Liability	$(5,751)	$(147)
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

The following tables represent assets and liabilities measured at fair value on a recurring basis and the basis for that measurement at September 30, 2016 and December 31, 2015 (in thousands):

	Total Fair Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$—	$—	$—	$—
Total	$—	$—	$—	$—

Liabilities:
Forward Currency Contracts	$892	$—	$892	$—
Interest Rate Swap	4,859	—	4,859	—
Total	$5,751	$—	$5,751	$—

	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$109	$—	$109	$—
Total	$109	$—	$109	$—

Liabilities:
Forward Currency Contracts	$243	$—	$243	$—
Interest Rate Swap	13	—	13	—
Total	$256	$—	$256	$—
The following table summarizes the Company’s derivative positions at September 30, 2016:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/EURO	Sell	€3,641,000	0.3	1.13
USD/British Pound	Sell	£4,595,000	0.3	1.30
EURO/British Pound	Sell	£8,000,000	0.3	.87
Interest Rate Swap		$249,375,000	4.1
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended September 30, 2016. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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

Executive Summary
Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate, and strengthen infrastructure around the world. Since 1971, we have played a pioneering role in finding transformational solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. We also maintain the efficient operation of refineries and other industrial facilities and provide innovative solutions for the strengthening of buildings, bridges and other structures. We are committed to Stronger. Safer. Infrastructure®. Our products and services are currently utilized in approximately 80 countries across six continents. We believe the depth and breadth of our products and services make us a leading provider for the world’s infrastructure rehabilitation and protection needs.
Our Segments
We have three operating segments, which are also our reportable segments: Infrastructure Solutions, Corrosion Protection and Energy Services. Our operating segments correspond to our management organizational structure.
Infrastructure Solutions – The majority of our work is performed in the municipal water and wastewater pipeline sector and while the pace of growth is primarily driven by government funding, the overall market needs result in a long-term stable growth opportunity for our market leading product brands, Insituform® CIPP, Tyfo® Fibrwrap® and Fusible PVC®.
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
Energy Services – With the continued development of conventional oil and gas reserves, North America will likely have competitive prices for refinery and petrochemical feedstocks. Energy Services offers a unique value proposition based on its world class safety and labor productivity programs, which allow us to provide cost effective maintenance, turnaround and construction services at our customers’ refineries, petrochemical and other industrial facilities.
Strategic Initiatives
We are committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to solve complex infrastructure problems. We are pursuing three strategic initiatives:
Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While the spending gap is not expected to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our cured-in-place pipe (“CIPP”) technology, the largest source of Aegion’s consolidated revenues. We are also seeking to create a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. The focus today is growing our presence in the rehabilitation of pressure pipelines through both internal development and acquisitions. On February 18, 2016, we acquired Underground Solutions, Inc., adding its patented Fusible PVC® pipe technology to our portfolio, which includes Insituform® CIPP, Tyfo® Fibrwrap® fiber-reinforce polymer and Tite Liner® high-density polyethylene liner. Our international strategy is to use a blend of third-party product sales and CIPP contract installation operations in select markets. A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.
Midstream Pipeline Integrity Management – There are over one million miles of regulated pipelines in North America, which remains the safest and most cost effective mode of oil and gas transmission. Within the Corrosion Protection segment, we design and install cathodic protection systems to help prevent pipeline corrosion, which represents a majority of the revenues and profits for the segment. We also provide inspection services to monitor these systems and detect early signs of corrosion. We are making investments to create an asset integrity management program designed to increase the efficiency and accuracy of the pipeline corrosion assessment data we collect and upgrade how we share this valuable information with customers. We seek to improve customer regulatory compliance and add new services in the areas of data validation, advanced analytics and predictive maintenance.
Downstream Refining and Industrial Facility Maintenance – Through our Energy Services segment, we have long-term relationships with refinery and industrial customers on the United States West Coast. Over 75 percent of our downstream activities relate to the maintenance of piping assets. Our objective is to leverage those relationships to expand the services we provide in mechanical maintenance, electrical and instrumentation, small capital construction and shutdown (“turnaround”) maintenance activity. There are opportunities in other industries on the West Coast such as pipelines and terminals, chemicals, industrial gas and power to leverage our experience in maintenance and construction services.

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
Infrastructure Solutions remains focused on maintaining its leadership position by improving execution with our crew-based installation methods as well as improving the quality and lowering the costs to produce our manufactured products used to rehabilitate aging and damaged water and wastewater pipelines globally, but in particular in the North American market. The acquisition of Underground Solutions in February 2016 represents a strategic step to expand in the growing North America trenchless pressure pipe rehabilitation market. Underground Solutions’ contributions in 2016 are expected to be accretive to earnings per share and remain on track to meet this objective.
2016 has been a more challenging year in the upstream energy markets than 2015 as a result of the persistent low oil price environment. In January 2016, we decided to reduce our exposure in high-cost oil extraction regions in Canada and Central California. As a result, we expect an approximate $100 million reduction in annual revenues in those two regions. These actions reduced our total upstream exposure to between 5% and 10% of expected consolidated 2016 revenues, down from 15% to 20% in 2014. We effectively completed a restructuring plan in the second quarter of 2016 to reduce annual costs across the entire organization by approximately $17.0 million (most of which is to be realized in 2016), primarily to right-size the Energy Services and Corrosion Protection segments to better compete in the energy markets.

The Corrosion Protection segment is experiencing a more severe impact in 2016 from the adverse energy markets than it did in 2015 due to reduced market activity, increased project timing variability and price competition. The midstream pipeline market has mostly maintained investment in the United States, while the Canadian energy market overall is experiencing added market pressure in 2016. In the fall of 2015, we were awarded a large offshore, deep-water, pipe coating and insulation contract, with a multi-year value of more than $130 million. We began pipe coating and insulation applications for this project in the fourth quarter of 2016, and believe the project has the potential to significantly offset the effects of the challenging market conditions expected in the final quarter of the year. 2016 financial performance for the segment is expected to be below operating results in 2015 due to weakness in Canada, made worse by delays in scheduled work releases after the wild fires in Western Canada during the second quarter of 2016, difficult market conditions in the upstream portion of the energy markets and the absence of the revenue and profit contribution from the Canadian pipe coating JV sold in February of 2016.
The Energy Services segment will rely more on the downstream and industrial markets as a result of actions taken to reduce our upstream exposure. Market conditions in 2016 support a favorable year for refinery maintenance and other facility services on the United States West Coast, which included the award to Energy Services in June 2016 of a new $35 million, five-year maintenance contract with a refining customer in the Pacific Northwest. While we benefited in 2015 from certain one-time events that increased billable maintenance hours, we have seen fewer turnaround projects from our customers in 2016 compared to 2015. We had a very challenging first half of 2016 as more time was needed to downsize the upstream operations and we incurred cost overruns on discreet lump sum projects. The restructuring efforts were effectively completed as of the end of the second quarter of 2016 and we believe the losses on certain lump sum projects are behind us. As a result, we delivered sequential improvement during the third quarter, which supports our expectation for additional sequential improvement in operating results in the fourth quarter of 2016.

Acquisitions/Strategic Initiatives/Divestitures
Acquisitions
Our recent acquisition strategy has focused on the world’s aging infrastructure and the investment needed to maintain infrastructure in North America and overseas. During 2016, we targeted strategic acquisitions in the infrastructure sector by:

i.
adding patented Fusible PVC® pipe technology to our pressure pipe rehabilitation portfolio through the acquisition of Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”);

ii.	expanding our CIPP presence in Europe by acquiring the CIPP contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011;

iii.
gaining worldwide rights to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology by acquiring the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”); and

iv.
expanding our fiber reinforced polymer (“FRP”) presence in Asia through the acquisition of Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand-based companies and a Fibrwrap® certified applicator in New Zealand for a number of years (collectively, “Concrete Solutions”).

See Note 1 to the consolidated financial statements contained in this report for additional information and disclosures regarding our acquisitions.
2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated expenses. As part of management’s ongoing assessment of our energy-related businesses, management determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The 2016 Restructuring is expected to reposition Energy Services’ upstream operations in California, reduce Corrosion Protection’s upstream exposure by divesting our interest in Bayou Perma-Pipe Canada, Ltd. (“BPPC”), our Canadian pipe coating joint venture, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual costs by approximately $17.0 million.
We reduced headcount by approximately 960 employees, or 15.5% of our total workforce as of December 31, 2015, and expect to record pre-tax charges, most of which are cash charges, of approximately $15.5 million, which is an increase from our previous estimate of $15.0 million. Estimated remaining costs to be incurred for the 2016 Restructuring are approximately $0.7 million and are expected to be incurred in the fourth quarter of 2016, primarily in Corrosion Protection. The estimated remaining costs consist primarily of cash charges related to office closures, extension of benefits, employment assistance programs and other restructuring costs. Total pre-tax restructuring charges during the first nine months of 2016 were $14.8 million ($9.7 million after tax), most of which were cash charges, and consisted primarily of employee severance and benefits, early lease termination other costs associated with the restructuring efforts as described above.
2014 Restructuring
On October 6, 2014, our board of directors approved the 2014 Restructuring to improve gross margins and profitability over the long-term by exiting low-return markets and reducing the size and cost of our overhead structure. The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million, which was in-line with our initial estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. We achieved these cost savings by (i) exiting certain unprofitable international locations for our Insituform business and consolidating our worldwide Fyfe business with the global Insituform business, all of which is in Infrastructure Solutions; and (ii) eliminating certain idle facilities in our Bayou pipe coating operation in Louisiana, which is in Corrosion Protection.
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Total headcount reductions were 86 as of September 30, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material. We expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the restructured locations as well as the foreign currency impact from settlement of inter-company loans. All such charges will be recognized in Infrastructure Solutions.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2016 and 2015
Overview – Consolidated Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$308,524	$356,595	$(48,071)	(13.5)%
Gross profit	66,318	77,121	(10,803)	(14.0)
Gross profit margin	21.5%	21.6%	N/A	(10	)bp
Operating expenses	45,277	51,554	(6,277)	(12.2)
Acquisition-related expenses	324	457	(133)	(29.1)
Restructuring charges	212	172	40	23.3
Operating income	20,505	24,938	(4,433)	(17.8)
Operating margin	6.6%	7.0%	N/A	(40	)bp
Net income attributable to Aegion Corporation	12,067	14,750	(2,683)	(18.2)

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$900,118	$1,002,857	$(102,739)	(10.2)%
Gross profit	181,922	208,364	(26,442)	(12.7)
Gross profit margin	20.2%	20.8%	N/A	(60	)bp
Operating expenses	146,808	157,964	(11,156)	(7.1)
Acquisition-related expenses	2,059	780	1,279	164.0
Restructuring charges	8,544	1,034	7,510	726.3
Operating income	24,511	48,586	(24,075)	(49.6)
Operating margin	2.7%	4.8%	N/A	(210	)bp
Net income attributable to Aegion Corporation	11,697	24,793	(13,096)	(52.8)
______________________________
“N/A” represents not applicable.

Revenues
Revenues decreased $48.1 million, or 13.5%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease in revenues was primarily due to a $30.7 million decline in Energy Services resulting from the effects of lower oil prices, which presented challenging market conditions leading to our decision to downsize our exposure to the upstream energy market, and a decrease in turnaround activity and non-recurring maintenance cleanup services. Revenues in Corrosion Protection decreased $26.3 million mainly due to a decrease in upstream project activity attributable to a decline in client spending in upstream crude oil projects as well as a revenue decline associated with the sale of our Canadian pipe coating joint venture interest on February 1, 2016. Revenues in Infrastructure Solutions increased $9.0 million primarily due to an increase in CIPP contracting installation services activity in North America and the revenue contribution from Underground Solutions, which was acquired on February 18, 2016, partially offset by a decrease in FRP project activity in North America.
Revenues decreased $102.7 million, or 10.2%, in the first nine months of 2016 compared to the first nine months of 2015. The decrease in revenues was primarily due to a $68.9 million decline in Energy Services caused by a decline in upstream project activities, as noted above, and a $47.2 million decline in Corrosion Protection mainly related to a decrease in Canadian upstream, and to a lesser extent midstream, project activity, including the revenue decline related to the sale of our Canadian pipe coating joint venture interest, a decrease in domestic upstream project activity and the completion of certain large international projects. Revenues in Infrastructure Solutions increased $13.4 million due primarily to our acquisition of Underground Solutions and an increase in CIPP contracting installation services activity in North America, partially offset by a decrease in FRP project activity in North America and international CIPP contracting installation services activity.
Gross Profit and Gross Profit Margin
Gross profit decreased $10.8 million, or 14.0%, and gross profit margin declined 10 basis points in the third quarter of 2016 compared to the third quarter of 2015. As part of the 2016 Restructuring and 2014 Restructuring, we recognized charges of $0.1 million and $1.7 million in the third quarters of 2016 and 2015, respectively. Excluding restructuring charges, gross profit decreased $12.3 million, or 15.7%, and gross profit margin declined 60 basis points in the third quarter of 2016 compared to the third quarter of 2015. The decrease in gross profit was primarily due to a $9.2 million decrease in Corrosion Protection and a $3.7 million decrease in Energy Services driven by declines in revenues, as noted above. Gross profit in Infrastructure Solutions increased $2.1 million largely driven by an increase in CIPP contracting installation services activity in North America and the contribution from Underground Solutions, partially offset by a decrease in revenues in our FRP business in North America. Gross profit margin declined primarily due to the negative impacts from challenging upstream energy market conditions in Corrosion Protection and decreased labor and equipment utilization in our international CIPP operations in Infrastructure Solutions, partially offset by the higher margin contribution from Infrastructure Solutions’ Underground Solutions business and improved margins in Energy Services.
Gross profit decreased $26.4 million, or 12.7%, and gross profit margin declined 60 basis points in the first nine months of 2016 compared to the first nine months of 2015. As part of the 2016 Restructuring and 2014 Restructuring, we recognized charges totaling $0.2 million and $2.6 million in the first nine months of 2016 and 2015, respectively. Excluding restructuring charges, gross profit decreased $28.9 million, or 13.7%, and gross profit margin declined 80 basis points in the first nine months of 2016 compared to the first nine months of 2015. The decrease in gross profit was primarily due to a $17.6 million decrease in Corrosion Protection and a $12.2 million decrease in Energy Services primarily due to declines in revenues, as noted above, and added costs associated with certain international projects in Corrosion Protection. Gross profit in Infrastructure Solutions increased $3.4 million largely driven by an increase in revenues, as noted above. Gross profit margin declined primarily due to the same factors impacting the changes in gross profit margin in the third quarter of 2016 compared to the third quarter of 2015.
Operating Expenses
Operating expenses decreased $6.3 million, or 12.2%, in the third quarter of 2016 compared to the third quarter of 2015. As part of the 2016 Restructuring and 2014 Restructuring, we recognized charges of $0.6 million and expense reversals of $0.4 million in the third quarters of 2016 and 2015, respectively. Excluding restructuring charges, operating expenses decreased $7.3 million, or 14.0%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease was primarily due to our restructuring efforts, which generated cost savings mainly in Energy Services’ upstream operation and Corrosion Protection’s upstream and midstream operations . Included in the decrease in operating expenses was an offset to operating expenses related to decreases in reserves for certain Brinderson pre-acquisition matters and a decrease related to the sale of our Canadian pipe coating operation. Partially offsetting the decrease in operating expenses was an increase in Infrastructure Solutions primarily due to the acquisition of Underground Solutions.
Operating expenses as a percentage of revenues were 14.7% in the third quarter of 2016 compared to 14.5% in the third quarter of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 14.5% in the third quarter of 2016 compared to 14.6% in the third quarter of 2015.
In the first nine months of 2016, operating expenses decreased $11.2 million, or 7.1%, compared to the first nine months of 2015. As part of the 2016 Restructuring and 2014 Restructuring, we recognized charges of $5.4 million and $4.2 million in 2016 and 2015, respectively. Excluding restructuring charges, operating expenses decreased $12.3 million, or 8.0%, in the first nine months of 2016 compared to the first nine months of 2015. The changes in operating expenses in the first nine months of

2016 compared to the first nine months of 2015 were primarily due to the same factors impacting the changes in operating expenses in the third quarter of 2016 compared to the third quarter of 2015.
Operating expenses as a percentage of revenues were 16.3% in the first nine months of 2016 compared to 15.8% in the first nine months of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 15.7% in the first nine months of 2016 compared to 15.3% in the first nine months of 2015.
Consolidated Net Income
Consolidated net income was $12.1 million in the third quarter of 2016, a decrease of $2.7 million, or 18.2%, from $14.8 million in the third quarter of 2015. Excluding the following pre-tax items: (i) 2016 Restructuring and 2014 Restructuring charges of $0.9 million and $1.5 million in the third quarters of 2016 and 2015, respectively; and (ii) acquisition-related expenses of $0.3 million and $0.5 million in the third quarters of 2016 and 2015, respectively; consolidated net income was $12.7 million in the third quarter of 2016, a decrease of $3.5 million, or 21.4%, from consolidated net income of $16.2 million in the third quarter of 2015. The decrease in consolidated net income, excluding the items noted above, was primarily due to declining revenues and gross profit related to the negative impacts from the low oil price environment in Energy Services and Corrosion Protection, partially offset by an increase in revenues and gross profit in Infrastructure Solutions. Operating expenses favorably impacted consolidated net income as a result of operating expense savings associated with our restructuring efforts, partially offset by Underground Solutions and decreases in reserves for certain Brinderson pre-acquisition matters noted above. Consolidated net income in the third quarter of 2016, as compared to the third quarter of 2015, was also negatively impacted by an increase in interest expense due to higher borrowing costs and higher debt balances.
Consolidated net income was $11.7 million in the first nine months of 2016, a decrease of $13.1 million, or 52.8%, from $24.8 million in the first nine months of 2015. Excluding the following pre-tax items: (i) 2016 Restructuring and 2014 Restructuring charges of $14.3 million and $10.7 million in the first nine months of 2016 and 2015, respectively; (ii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $3.6 million in the first nine months of 2016; and (iii) acquisition-related expenses of $2.1 million and $0.8 million in the first nine months of 2016 and 2015, respectively; consolidated net income was $25.1 million in the first nine months of 2016, a decrease of $9.0 million, or 26.5%, from consolidated net income of $34.1 million in the first nine months of 2015. The changes in consolidated net income in the first nine months of 2016 compared to the first nine months of 2015 were due primarily to the same factors, as noted above, for the changes in consolidated net income in the third quarter of 2016 compared to the third quarter of 2015. Consolidated net income in the first nine months of 2016, as compared to the first nine months of 2015, also benefited from the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.

Contract Backlog
Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. We assume that these signed contracts are funded. For government or municipal contracts, our customers generally obtain funding through local budgets or pre-approved bond financing. We have not undertaken a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of our contracts in backlog have not been funded. However, we have little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases or values beyond a renewal date in the forward 12-month period. Projects where we have been advised that we are the low bidder, but have not formally been awarded the contract, are not included. Although backlog represents only those contracts and Master Service Agreements (“MSAs”) that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Infrastructure Solutions (1)	$312.2	$313.9	$311.2	$348.0
Corrosion Protection	254.5	259.6	272.5	185.0
Energy Services (2) (3)	177.2	178.4	192.8	213.1
Total backlog	$743.9	$751.9	$776.5	$746.1
__________________________

(1)	September 30, 2016, June 30, 2016, December 31, 2015 and September 30, 2015 included backlog from restructured entities of zero, zero, $0.5 million and $2.3 million, respectively.

(2)
September 30, 2016, June 30, 2016, December 31, 2015 and September 30, 2015 included backlog of $28.9 million, $31.3 million, $41.1 million and $55.0 million, respectively, related to operations that were downsized in the first quarter of 2016.

(3)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2016, 1.7% and 31.3% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$158,562	$149,606	$8,956	6.0%
Gross profit	40,566	38,428	2,138	5.6
Gross profit margin	25.6%	25.7%	N/A	(10	)bp
Operating expenses	21,646	22,001	(355)	(1.6)
Acquisition-related expenses	324	—	324	N/M
Restructuring charges	23	172	(149)	(86.6)
Operating income	18,573	16,255	2,318	14.3
Operating margin	11.7%	10.9%	N/A	80	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$434,523	$421,170	$13,353	3.2%
Gross profit	109,485	106,074	3,411	3.2
Gross profit margin	25.2%	25.2%	N/A	—
Operating expenses	67,348	69,339	(1,991)	(2.9)
Acquisition-related expenses	2,059	—	2,059	N/M
Restructuring charges	2,630	1,034	1,596	154.4
Operating income	37,448	35,701	1,747	4.9
Operating margin	8.6%	8.5%	N/A	10	bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Infrastructure Solutions increased $9.0 million, or 6.0%, in the third quarter of 2016 compared to the third quarter of 2015. Infrastructure Solutions’ revenues of $158.6 million in the third quarter of 2016 was a record for the segment. As part of the 2014 Restructuring, we exited certain foreign operations, primarily in 2015. Excluding revenues from restructured operations, revenues in Infrastructure Solutions increased $10.6 million, or 7.0%, in the third quarter of 2016 compared to the third quarter of 2015. The increase was primarily driven by record revenues in our North American CIPP operation and revenues from Underground Solutions, which was acquired in February 2016. Partially offsetting the increase was a decline in FRP project activity in North America, primarily due to the lack in 2016 of a large industrial project that was performed and completed in 2015, and a decrease in revenues in our European and Asia-Pacific operations.

Revenues increased $13.4 million, or 3.2%, in the first nine months of 2016 compared to the first nine months of 2015. Excluding revenues from restructured operations, revenues increased $20.2 million, or 4.9%, in the first nine months of 2016 compared to the first nine months of 2015. The change in revenues in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the same factors impacting the changes in revenues in the third quarter of 2016 compared to the third quarter of 2015.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $2.1 million, or 5.6%, and gross profit margin declined 10 basis points in the third quarter of 2016 compared to the third quarter of 2015. As part of the 2014 Restructuring, we recognized charges totaling $1.7 million in the third quarter of 2015 related to costs associated with the exiting of certain foreign locations. Excluding 2014 Restructuring charges, gross profit increased $0.5 million, or 1.2%, and gross profit margin declined 120 basis points in the third quarter of 2016 compared to the third quarter of 2015. The increase in gross profit was primarily due to an increase in our North American operation which benefited from an increase in CIPP contracting installation services activity and a contribution in gross profit from Underground Solutions, partially offset by a decline in FRP project activity in North America and a decrease in gross profit in our European and Asia-Pacific operations primarily related to delays in project timing. Gross profit margin declined mainly as a result of lower project activity in our North American FRP business and, to a lesser extent, lower labor and equipment utilization in our European and Asia-Pacific CIPP operations. Partially offsetting the decline in gross profit margin was an increase related to higher margin project activity in Underground Solutions.
Gross profit increased $3.4 million, or 3.2%, and gross profit margin remained consistent in the first nine months of 2016 compared to the first nine months of 2015. As part of the 2014 Restructuring, we recognized charges totaling $2.6 million in the first nine months of 2015, as noted above. Excluding 2014 Restructuring charges, gross profit increased $0.8 million, or 0.7%, and gross profit margin declined 60 basis points in the first nine months of 2016 compared to the first nine months of 2015. The changes in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit and gross profit margin in the third quarter of 2016 compared to the third quarter of 2015, as discussed above.
Operating Expenses
Operating expenses in Infrastructure Solutions decreased $0.4 million, or 1.6%, in the third quarter of 2016 compared to the third quarter of 2015. As part of the 2016 Restructuring, we recognized expense reversals of $0.1 million in the third quarter of 2016 related to cost reduction efforts. As part of the 2014 Restructuring, we recognized expense reversals of $0.4 million in the third quarters of 2016 and 2015, respectively, associated with the exiting of certain foreign locations. Excluding restructuring charges, operating expenses decreased $0.4 million, or 1.7%. The decrease was primarily due to to efficiencies gained as part of our restructuring efforts. Partially offsetting the decrease in operating expenses was an increase primarily due to a $2.7 million operating expense contribution from Underground Solutions.
Operating expenses as a percentage of revenues were 13.7% in the third quarter of 2016 compared to 14.7% in the third quarter of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 13.9% in the third quarter of 2016 compared to 15.0% in the third quarter of 2015. Operating expenses as a percentage of revenues decreased primarily due to efficiencies gained as part of our restructuring efforts.
Operating expenses decreased $2.0 million, or 2.9%, in the first nine months of 2016 compared to the first nine months of 2015. As part of the 2016 Restructuring, we recognized charges of $0.5 million in the first nine months of 2016 related to cost reduction efforts. As part of the 2014 Restructuring, we recognized expense reversals of $0.5 million and charges of $4.2 million in the first nine month of 2016 and 2015, respectively, associated with the exiting of certain foreign locations. Excluding restructuring charges, operating expenses increased $2.2 million, or 3.4%. The increase was primarily due to the acquisition of Underground Solutions, which contributed $7.0 million in operating expenses in the first nine months of 2016. Partially offsetting the increase in operating expenses were decreases primarily related to efficiencies gained as part of our restructuring efforts.
Operating expenses as a percentage of revenues were 15.5% for the first nine months of 2016 compared to 16.5% in the first nine months of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 15.5% in the first nine months of 2016 compared to 15.5% in the first nine months of 2015.
Operating Income and Operating Margin
Operating income in Infrastructure Solutions increased $2.3 million, or 14.3%, to $18.6 million in the third quarter of 2016 compared to $16.3 million in the third quarter of 2015. Operating margin improved 80 basis points to 11.7% in the third quarter of 2016 compared to 10.9% in the third quarter of 2015. As part of our restructuring efforts, we recognized charges related to the 2014 Restructuring and 2016 Restructuring of $0.4 million in the third quarter of 2016 and charges related to the 2014 Restructuring of $1.4 million in the third quarter of 2015. Additionally, we incurred $0.3 million in acquisition-related expenses in the third quarter of 2016. Excluding restructuring charges and acquisition-related expenses, operating income increased $0.9 million, or 4.9%, to $18.5 million in the third quarter of 2016 compared to $17.6 million in the third quarter of

2015. The increase in operating income in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in CIPP contracting installation services activity in North America and the contribution from Underground Solutions, partially offset by a decline in FRP project activity in North America. Operating margin, excluding restructuring charges and acquisition-related expenses, declined 10 basis points to 11.7% in the third quarter of 2016 compared to 11.8% in the third quarter of 2015.
Operating income increased $1.7 million, or 4.9%, to $37.4 million in the first nine months of 2016 compared to $35.7 million in the first nine months of 2015. Operating margin increased 10 basis points to 8.6% in the first nine months of 2016 compared to 8.5% in the first nine months of 2015. As part of our restructuring efforts, we recognized charges related to the 2014 Restructuring and 2016 Restructuring of $2.6 million in the first nine months of 2016 and charges related to the 2014 Restructuring of $7.9 million in the first nine months of 2015. As a result of acquisition activity in 2016, we incurred an expense of $3.6 million related to the recognition of inventory step up and $2.1 million in acquisition-related expenses in the first nine months of 2016. Excluding restructuring charges, inventory step up and acquisition-related expenses, operating income increased $2.1 million, or 4.9%, to $45.7 million in the first nine months of 2016 compared to $43.6 million in the first nine months of 2015. Operating margin, excluding restructuring charges, inventory step up and acquisition-related expenses, increased 20 basis points to 10.5% in the first nine months of 2016 compared to 10.3% in the first nine months of 2015. Operating income was impacted primarily due to the same factors as noted above for the changes in operating income in the third quarter of 2016 compared to the third quarter of 2015.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$95,084	$121,392	$(26,308)	(21.7)%
Gross profit	18,374	27,595	(9,221)	(33.4)
Gross profit margin	19.3%	22.7%	N/A	(340	)bp
Operating expenses	17,842	20,252	(2,410)	(11.9)
Acquisition-related expenses	—	457	(457)	N/M
Restructuring charges	19	—	19	N/M
Operating income	513	6,886	(6,373)	(92.6)
Operating margin	0.5%	5.7%	N/A	(520	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$281,939	$329,157	$(47,218)	(14.3)%
Gross profit	52,676	70,311	(17,635)	(25.1)
Gross profit margin	18.7%	21.4%	N/A	(270	)bp
Operating expenses	57,058	61,531	(4,473)	(7.3)
Acquisition-related expenses	—	457	(457)	(100.0)
Restructuring charges	3,244	—	3,244	N/M
Operating income (loss)	(7,626)	8,323	(15,949)	(191.6)
Operating margin	(2.7)%	2.5%	N/A	(520	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Corrosion Protection decreased $26.3 million, or 21.7%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease in revenues was primarily due to a decrease in upstream project activity in our domestic pipe coating operation and a decrease in project activity driven by the completion of a large project in South America in our industrial linings and coating services operations. Included in the decrease in revenues was a $7.5 million decline related to the sale of our Canadian pipe coating operation, in the first quarter of 2016. Revenues in the third quarter of 2016 in our cathodic protection operation were similar to the prior year period.
Revenues decreased $47.2 million, or 14.3%, in the first nine months of 2016 compared to the first nine months of 2015. The decrease in revenues was primarily due to a $35.3 million decline in revenues generated from our Canadian operations, which included an $18.3 million decline related to the sale of the Canadian pipe coating operation, as weak Canadian market conditions negatively impacted our cathodic protection and industrial linings operations mainly in the first half of 2016. Also contributing to the decrease in revenues was a decline in project activities in the Middle East in our cathodic protection and industrial linings operations. Partially offsetting the decrease in revenues was an increase primarily related to increased project activity in our domestic and European cathodic protection operations, our domestic industrial linings operation and our coating services operation in the Middle East.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $9.2 million, or 33.4%, and gross profit margin declined 340 basis points in the third quarter of 2016 compared to the third quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $0.1 million in the third quarter of 2016 related to the downsizing of certain upstream and midstream operations. Excluding 2016 Restructuring charges, gross profit decreased $9.1 million, or 32.9%, and gross profit margin decreased 320 basis points in the third quarter of 2016 compared to the third quarter of 2015. Gross profit decreased primarily due to a decline in revenues in our domestic pipe coating operation, our industrial linings operation and our coating services operation, as noted above, as well as increased costs on certain coating services projects in the Middle East. The sale of our Canadian pipe coating operation, resulted in a $1.4 million decline in gross profit. Partially offsetting the decrease in gross profit was an increase in project activity in our domestic industrial linings operation. The decrease in gross profit margin was primarily due to added costs on certain field coating services projects in the Middle East and lower labor and equipment utilization related to declining revenues in our domestic pipe coating and coating services operations, partially offset by improved gross profit margins in our domestic industrial linings operation. Gross profit and gross profit margin in the third quarter of 2016 in our cathodic protection operation declined slightly from the prior year period.
Gross profit decreased $17.6 million, or 25.1%, and gross profit margin declined 270 basis points in the first nine months of 2016 compared to the first nine months of 2015. As part of the 2016 Restructuring, we recognized charges of $0.2 million in the first nine months of 2016. Excluding 2016 Restructuring charges, gross profit decreased $17.4 million, or 24.8%, and gross profit margin decreased 260 basis points in the first nine months of 2016 compared to the first nine months of 2015. The decrease in gross profit was primarily due to a $9.7 million decline in gross profit generated from our Canadian operations, which included a $3.4 million decline related to the sale of our Canadian pipe coating operation, as project activity in Canada declined sharply in the first half of 2016, as noted above. Also contributing to the decrease in gross profit were added costs on certain field coating services and industrial linings projects in the Middle East and South America, partially offset by an increase in gross profit in our domestic cathodic protection and industrial linings operations due to increased project activity and improved efficiencies primarily in our cathodic protection operation. The changes in gross profit margin in the first nine months of 2016 compared to the first nine months of 2015 were primarily due to the same factors impacting the changes in gross profit margin in the third quarter of 2016 compared to the third quarter of 2015.
Operating Expenses
Operating expenses in Corrosion Protection decreased $2.4 million, or 11.9%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease in operating expenses was primarily due to expense savings generated from our 2016 Restructuring efforts, as recognized in our cathodic protection, industrial linings and pipe coating operations. Operating expenses also decreased $0.4 million from the sale of our Canadian pipe coating operation.
Operating expenses as a percentage of revenues were 18.8% in the third quarter of 2016 compared to 16.7% in the third quarter of 2015.
Operating expenses decreased $4.5 million, or 7.3%, in the first nine months of 2016 compared to the first nine months of 2015. As part of the 2016 Restructuring, we recognized charges of $0.4 million in the first nine months of 2016 related to the downsizing of certain midstream and upstream operations. Excluding 2016 Restructuring charges, operating expenses decreased $4.9 million, or 8.0%, primarily due to cost savings associated with our 2016 Restructuring, as noted above. Also contributing to the decrease in operating expenses were $1.2 million related to the sale of our Canadian pipe coating operation and $0.6 million related to a reserve for doubtful accounts recorded in the second quarter of 2015 for a certain long-dated receivable in dispute with a customer in our coating services operation.
Operating expenses as a percentage of revenues were 20.2% in the first nine months of 2016 compared to 18.7% in the first nine months of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 20.1% in the first nine months of 2016 compared to 18.7% in the first nine months of 2015.

Operating Income (Loss) and Operating Margin
Operating income in Corrosion Protection decreased $6.4 million, or 92.6%, to $0.5 million in the third quarter of 2016 compared to $6.9 million in the third quarter of 2015. Operating margin declined 520 basis points to 0.5% in the third quarter of 2016 compared to 5.7% in the third quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $0.2 million in the third quarter of 2016 primarily related to severance and employee-related benefits and other restructuring costs. Excluding 2016 Restructuring charges, operating income decreased $6.2 million, or 90.0%, in the third quarter of 2016 compared to the third quarter of 2015 and operating margin declined 500 basis points to 0.7% in the third quarter of 2016 compared to 5.7% in the third quarter of 2015. The decreases in operating income and operating margin were mainly due to declining revenues and gross profit, most of which was driven by the completion of large, industrial linings and coating services projects in South America, a decrease in project activity in our domestic pipe coating operation and the sale of our Canadian pipe coating operation. Operating income and operating margin also declined as a result of increased costs on certain field coating services fixed fee projects in the Middle East. Partially offsetting these declines was an increase from operating expense savings primarily related to our 2016 Restructuring efforts which were recognized in our cathodic protection operation, our industrial linings operation and our pipe coating operation.
Operating income (loss) decreased $15.9 million, or 191.6%, to a loss of $7.6 million in the first nine months of 2016 compared to income of $8.3 million in the first nine months of 2015. Operating margin declined 520 basis points to (2.7)% in the first nine months of 2016 compared to 2.5% in the first nine months of 2015. As part of the 2016 Restructuring, we recognized charges of $3.9 million in first nine months of 2016 primarily related to severance and employee-related benefits and other restructuring costs. Excluding 2016 Restructuring charges, operating income (loss) decreased $12.1 million, or 145.1%, in the first nine months of 2016 compared to the first nine months of 2015 and operating margin declined 380 basis points to (1.3)% in the first nine months of 2016 compared to 2.5% in the first nine months of 2015. The decreases in operating income (loss) and operating margin were primarily due to declining revenues and gross profit related to a decline in project activity in our Canadian operations as well as a decline in project activity in the Middle East in our cathodic protection and industrial linings operations. Also contributing to the decreases were added costs on certain field coating services and industrial linings fixed fee projects in the Middle East and South America and lower labor and equipment utilization related to declining revenues in our domestic pipe coating and coating services operations. Operating expense savings, as noted above, partially offset the declines in operating income (loss) and operating margin.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$54,878	$85,597	$(30,719)	(35.9)%
Gross profit	7,378	11,098	(3,720)	(33.5)
Gross profit margin	13.4%	13.0%	N/A	40	bp
Operating expenses	5,789	9,301	(3,512)	(37.8)
Restructuring charges	170	—	170	N/M
Operating income	1,419	1,797	(378)	(21.0)
Operating margin	2.6%	2.1%	N/A	50	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues	$183,656	$252,530	$(68,874)	(27.3)%
Gross profit	19,761	31,979	(12,218)	(38.2)
Gross profit margin	10.8%	12.7%	N/A	(190	)bp
Operating expenses	22,402	27,094	(4,692)	(17.3)
Acquisition-related expenses	—	323	(323)	(100.0)
Restructuring charges	2,670	—	2,670	N/M
Operating income (loss)	(5,311)	4,562	(9,873)	(216.4)
Operating margin	(2.9)%	1.8%	N/A	(470	)bp

______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
Revenues
Revenues in Energy Services decreased $30.7 million, or 35.9%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease was due to a revenue decline of $17.3 million in our upstream operation, located primarily in Central California, as we significantly reduced our upstream operation in response to challenging upstream energy market conditions. Also contributing to the decrease in revenues was a decline of $13.4 million in our downstream operation as turnaround and extraordinary refinery clean-up activities declined. Revenues in the third quarter of 2016 from day-to-day refinery maintenance services were slightly improved over the prior year period.
Revenues decreased $68.9 million, or 27.3%, in the first nine months of 2016 compared to the first nine months of 2015. The decrease was due to a $52.3 million revenue decline in our upstream operation, primarily for the reason noted above, and a $16.6 million revenue decline in our downstream operation, primarily due to reduced refinery clean-up service activities.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services decreased $3.7 million, or 33.5%, but gross profit margin improved 40 basis points in the third quarter of 2016 compared to the third quarter of 2015. The decrease in gross profit was primarily due to reduced revenues in our upstream and downstream operations, as noted above. Gross profit margin improved mainly as a result of higher utilization rates as we completed our restructuring activities in our upstream operation. Partially offsetting the increase in gross profit margin was a decline in higher margin turnaround and refinery clean-up services activities in our downstream operation.
Gross profit decreased $12.2 million, or 38.2%, and gross profit margin declined 190 basis points in the first nine months of 2016 compared to the first nine months of 2015. The decreases in gross profit and gross profit margin were primarily due to declining revenues, as noted above, and cost overruns mainly on certain isolated lump sum construction projects in the first half of 2016.
Operating Expenses
Operating expenses in Energy Services decreased $3.5 million, or 37.8%, in the third quarter of 2016 compared to the third quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $1.0 million in the third quarter of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses decreased $4.5 million, or 48.2%, primarily due to controlled spending efforts in response to recent market challenges and as part of our savings initiatives related to the restructuring as well as a $2.3 million decrease in reserves for certain Brinderson pre-acquisition matters.
Operating expenses as a percentage of revenues were 10.5% in the third quarter of 2016 compared to 10.9% in the third quarter of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 8.8% in the third quarter of 2016 compared to 10.9% in the third quarter of 2015.
Operating expenses in the first nine months of 2016 decreased $4.7 million, or 17.3%, compared to the first nine months of 2015. As part of the 2016 Restructuring, we recognized charges of $4.9 million in the first nine months of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses decreased $9.6 million, or 35.4%, primarily due to controlled spending efforts as well as reserve decreases totaling $4.1 million for certain Brinderson pre-acquisition matters and a $0.7 million expense in the second quarter of 2015 for severance related costs due to organizational leadership changes.
Operating expenses as a percentage of revenues were 12.2% in the first nine months of 2016 compared to 10.7% in the first nine months of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 9.5% in the first nine months of 2016 compared to 10.7% in the first nine months of 2015.
Operating Income (Loss) and Operating Margin
Operating income in Energy Services decreased $0.4 million, or 21.0%, to $1.4 million in the third quarter of 2016 compared to $1.8 million in the third quarter of 2015. Operating margin improved 50 basis points to 2.6% in the third quarter of 2016 compared to 2.1% in the third quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $1.1 million in the third quarter of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Excluding 2016 Restructuring charges, operating income increased $0.8 million, or 42.5%, in the third quarter of 2016 compared to the third quarter of 2015 and operating margin improved 260 basis points to 4.7% in the third quarter of 2016 compared to 2.1% in the third quarter of 2015. The increases in operating income and operating margin were primarily due to operating expense savings associated with controlled spending efforts in response to recent market challenges and as part of our 2016 Restructuring, as well as a reduction in reserves related to certain Brinderson pre-acquisition matters. Partially offsetting the increases were decreases in revenues and related impacts to gross profit and gross profit margins.
Operating income (loss) decreased $9.9 million, or 216.4%, to a loss of $5.3 million in the first nine months of 2016 compared to income of $4.6 million in the first nine months of 2015. Operating margin declined 470 basis points to (2.9)% in the first nine months of 2016 compared to 1.8% in the first nine months of 2015. As part of the 2016 Restructuring, we recognized charges of $7.6 million in the first nine months of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Additionally, we incurred $0.3 million in acquisition-related expenses in the first nine months of 2015 related to the purchase of Schultz. Excluding 2016 Restructuring charges and acquisition-related expenses, operating income (loss) decreased $2.6 million, or 53.5%, in the first nine months of 2016 compared to the first nine months of 2015 and operating margin declined 70 basis points to 1.2% in the first nine months of 2016 compared to 1.9% in the first nine months of 2015. The changes in operating income (loss) and operating margin were due primarily to the same factors as noted above for the changes in operating income (loss) and operating margin in the third quarter of 2016 compared to the third quarter of 2015.

Other Income (Expense)
Interest Income and Expense
Interest income increased less than $0.1 million in the third quarter of 2016 compared to the prior year period primarily due to higher U.S. cash balances during the current year. Interest expense increased $0.7 million in the third quarter of 2016 compared to the same period in the prior year due to higher borrowing costs under our new Credit Facility, higher debt balances resulting from the February 2016 acquisition of Underground Solutions and an increase in amortized loan fees.
Interest income decreased less than $0.1 million in the first nine months of 2016 compared to the prior year period. Interest expense increased $1.7 million in the first nine months of 2016 compared to the same period in the prior year due to higher borrowing costs under our new Credit Facility, higher debt balances resulting from the February 2016 acquisition of Underground Solutions and an increase in amortized loan fees.
Other Income (Expense)
Other income was $0.3 million in the quarter ended September 30, 2016 and primarily related to foreign currency exchange gains on revalued assets and liabilities. For the third quarter of 2015, other expense was $0.4 million and consisted primarily of franchise taxes, net losses on the sale of fixed assets and bank fees.
Other expense was $1.2 million in the nine months ended September 30, 2016 and primarily related to foreign currency exchange losses on revalued assets and liabilities. For the first nine months of 2015, other expense was $2.4 million, primarily due to foreign currency exchange losses on revalued assets and liabilities and the $2.8 million loss recognized on the sale of Video Injection - Insituform SAS during the first quarter of 2015, partially offset by income of $0.8 million recorded in the second quarter of 2015 related to a $1.0 million settlement of escrow claims for the acquisition of CRTS, Inc. (as discussed in Note 1 to the consolidated financial statements contained in this report). Additionally, we recorded gains of approximately $0.7 million during the second quarter of 2015 on the sale of certain fixed assets related to our restructured entities.

Taxes on Income
Taxes on income decreased $1.0 million during the third quarter of 2016 compared to the third quarter of 2015. Our effective tax rate for continuing operations was 30.7% in the quarter ended September 30, 2016 and 29.1% in the quarter ended September 30, 2015. The effective tax rate in the quarter ended September 30, 2016 was unfavorably impacted by a lower mix of earnings towards foreign jurisdictions, which generally have lower statutory tax rates, partially offset by the impact of certain discrete tax items relating to the 2016 Restructuring. The effective tax rate in the quarter ended September 30, 2015 was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items related to non-deductible restructuring charges.
Taxes on income decreased $10.2 million during the first nine months of 2016 compared to the first nine months of 2015. Our effective tax rate for continuing operations was 11.4% in the nine months ended September 30, 2016 and 31.4% in the nine months ended September 30, 2015. The effective tax rate in the nine months ended September 30, 2016 was impacted by the same factors impacting the effective tax rate in the third quarter of 2016, and a $1.9 million benefit, or 15.3% benefit to the effective tax rate, related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits recorded in the first quarter of 2016. The effective tax rate in the nine months ended September 30, 2015 was unfavorably impacted by the same factors impacting the effective tax rate in the quarter ended September 30, 2015 described above.

Non-controlling Interests
Losses attributable to non-controlling interests were $0.3 million and $0.7 million in the quarter and nine months ended September 30, 2016, respectively, while income attributable to non-controlling interests was $0.5 million and $0.7 million in the quarter and nine months ended September 30, 2015, respectively. In the third quarter and first nine months of 2016, losses from our joint ventures in Mexico, Saudi Arabia and Louisiana were partially offset by profitability from our joint venture in Oman. In the third quarter and first nine months of 2015, profitability from our joint ventures in Oman and Canada was partially offset by losses from our joint venture in Mexico and our insulation coating joint venture in Louisiana, which experienced project inefficiencies and lower operational margins.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$113,264	$209,253
Restricted cash	5,357	5,796
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first nine months of 2016, capital expenditures were primarily related to the construction of the new plant to be utilized for the large pipe coating and insulation project in our Corrosion Protection segment. Additionally, capital expenditures were also related to growth and maintenance capital in our Infrastructure Solutions operations. For the full year of 2016, we expect a comparable level of capital expenditures compared to 2015, with slightly increased levels to complete the pipe-coating plant and support growth of our Infrastructure Solutions business, partially offset by decreased levels in certain of our Corrosion Protection and Energy Services operations as we minimize spending in response to our 2016 Restructuring efforts.
As part of our 2016 Restructuring, we incurred $14.0 million in cash charges during the first nine months of 2016 related to employee severance, extension of benefits, employment assistance programs and early lease termination costs as we reposition our Energy Services’ upstream operations in California, right-size Corrosion Protection to compete more effectively, and reduce corporate and other operating costs. We estimate our remaining cash costs in 2016 to be approximately $0.7 million related to these activities. These actions, however, are expected to reduce future consolidated annual costs by approximately $17.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures.
As part of our 2014 Restructuring, we incurred less than $0.1 million in cash charges during the first nine months of 2016 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
At September 30, 2016, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $48.3 million, or 42.6%, of our cash was denominated in currencies other than the United States dollar as of September 30, 2016. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As part of the February 2016 acquisition of Underground Solutions, we repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes. These were viewed as one-time, special-use transactions. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2016, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months.
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
Cash Flows from Operations
Cash flows from operating activities provided $36.7 million in the first nine months of 2016 compared to $68.5 million provided in the first nine months of 2015. The decrease in operating cash flow from the prior year period was primarily due to lower net income and lower cash flows related to working capital as a result of the timing of vendor payments. Net income during the first nine months of 2016 was negatively impacted by $14.0 million in cash charges related to our 2016 Restructuring. Working capital used $18.7 million of cash during the first nine months of 2016 compared to $0.4 million provided in the comparable period of 2015, primarily due to higher vendor payments.
During the first nine months of 2016, cash flow provided by working capital requirements was impacted by seasonal payments of accounts payable due to increased project activity in the summer months, partially offset by lower days sales outstanding, which decreased approximately 12 days at September 30, 2016 compared to September 30, 2015. The decrease in days sales outstanding was primarily due to the the impact of stronger collections in Infrastructure Solutions and the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility.
Cash Flows from Investing Activities
Cash flows from investing activities used $120.2 million during the first nine months of 2016 compared to $29.3 million used in the comparable period of 2015. During the first nine months of 2016, we used $96.3 million to acquire Underground Solutions, selected assets of Fyfe Europe, the CIPP business of LMJ and Concrete Solutions. During the first nine months of 2015, we used $6.9 million to acquire Schultz Mechanical Contractors. During 2016, we received proceeds of $6.6 million, net of cash disposed, from the sale of our interest in our Canadian pipe coating operation. We used $31.5 million in cash for capital expenditures in the first nine months of 2016 compared to $21.3 million in the prior year period. The increase during the first nine months of 2016 was primarily due to $12.1 million in capital expenditures related to constructing the new pipe coating and insulation plant in our Corrosion Protection segment. In the first nine months of 2016 and 2015, $1.2 million and $0.9 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first nine months of 2016 and 2015 were partially offset by $3.1 million and $1.7 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $40.0 million to be spent in 2016 on capital expenditures to support our global operations, inclusive of the construction of the new pipe coating and insulation plant.
Cash Flows from Financing Activities
Cash flows from financing activities used $15.5 million during the first nine months of 2016 compared to $42.3 million used in the first nine months of 2015. During the first nine months of 2016 and 2015, we used net cash of $36.6 million and $20.6 million, respectively, to repurchase 1,967,347 and 1,091,122 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. We had net borrowings of $36.0 million from our line of credit during the first nine months of 2016, primarily to fund our acquisition activity, and we used cash of $13.1 million to pay down the principal balance of our term loan. During the first nine months of 2015, we used cash of $19.7 million to pay down the principal balance of our term loan and, as discussed in Note 7 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment.
Long-Term Debt
In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. The credit facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with an original maturity date in October 2020.

Our indebtedness at September 30, 2016 consisted of $332.5 million outstanding from the $350.0 million term loan under the credit facility and $36.0 million on the line of credit under the credit facility. During 2016, we (i) borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions; (ii) borrowed $3.0 million on the line of credit to help fund a small acquisition; and (iii) had net borrowings of $3.0 million on the line of credit for both domestic and international working capital needs. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in our consolidated financial statements and held $0.3 million of third-party notes and bank debt at September 30, 2016.
As of September 30, 2016, we had $36.3 million in letters of credit issued and outstanding under the credit facility. Of such amount, $19.4 million was collateral for the benefit of certain of our insurance carriers and $16.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
The credit facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at September 30, 2016 and expect continued compliance for the foreseeable future.
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
See Note 7 to the consolidated financial statements contained in this report for additional information and disclosures regarding our long-term debt.

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 10 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

Critical Accounting Policies
Goodwill
We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our annual impairment assessment is October 1, 2016. During that analysis, we will determine the fair value of our reporting units and compare such fair value to the carrying value of those reporting units to determine if there are any indications of goodwill impairment. As part of this assessment and as a result of management leadership changes, recent acquisitions and other relevant factors, we will also evaluate our reporting units for potential composition changes.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at September 30, 2016 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2016 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. As part of our credit facility in 2015, we entered into an interest rate swap agreement with a notional amount that will mirror approximately 75% of our outstanding long-term debt for the next five years.
At September 30, 2016, the estimated fair value of our long-term debt was approximately $373.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2016 would result in a $1.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2016, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $15.1 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2016, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
The scope of management’s evaluation did not include our recent acquisition of Underground Solutions.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2016 (1) (2)	435,798	$17.14	431,128	$7,868,694
February 2016 (1) (2)	305,328	17.73	289,632	3,016,659
March 2016 (1) (2)	169,530	20.30	137,822	422,066
April 2016 (1) (2)	52,257	20.69	51,949	18,961,760
May 2016 (1) (2)	201,456	19.49	200,000	15,450,389
June 2016 (1) (2)	200,880	19.25	200,428	11,591,883
July 2016 (1) (2)	140,191	19.92	135,871	8,784,523
August 2016 (1) (2)	221,405	18.92	221,200	14,702,882
September 2016 (1) (2)	240,502	18.36	240,350	10,290,173
Total	1,967,347	$18.60	1,908,380
_________________________________

(1)
In November 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015 and 2016. In March 2016, our board of directors authorized the open market repurchase of up to an additional $20.0 million of our common stock to be made during 2016 following expiration of the November 2015 program. We began repurchasing shares under the March 2016 program in April 2016 immediately following completion of the November 2015 program. In August 2016, our board of directors authorized the open market repurchase of up to an additional $10.0 million of our common stock to be made during 2016 following expiration of the March 2016 program. We began repurchasing shares under the August 2016 program in October 2016 immediately following completion of the March 2016 program. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or restricted stock units issued to employees. For the nine months ended September 30, 2016, 58,967 shares were surrendered in connection with restricted stock, restricted stock unit and stock option transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or restricted stock units vested or the stock option was exercised. Once repurchased, we promptly retire the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: November 1, 2016	/s/ David A. Martin
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