Form 10-K
period 2016-12-31
Aegion Corp
filed 2017-03-01
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $677,397,618.
There were 33,791,224 shares of Class A common stock, $.01 par value per share, outstanding at February 21, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
As provided herein, portions of the documents below are incorporated by reference:
Document    Part — Form 10-K
Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders    Part III

Note About Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2016 (this “Report”) that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this Report are qualified by these cautionary statements.

PART I

Item 1. Business
Unless otherwise indicated, the terms “Aegion Corporation,” “Aegion,” “the Company,” “we,” “our” and “us” are used in this Report to refer to Aegion Corporation or one of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware. We maintain executive offices at 17988 Edison Avenue, Chesterfield, Missouri 63005. Our telephone number is (636) 530-8000 or toll free at (800) 325-1159. Our website address is www.aegion.com. Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. Our fiscal year ends on December 31 of each calendar year.

Overview
Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen infrastructure around the world. Since 1971, we have played a pioneering role in finding transformational solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. We also maintain the efficient operation of refineries and other industrial facilities and provide innovative solutions for the strengthening of buildings, bridges and other structures. We are committed to Stronger. Safer. Infrastructure®. Our products and services are currently utilized in approximately 80 countries across six continents. We believe the depth and breadth of our products and services make us a leading provider for the world’s infrastructure rehabilitation and protection needs.
Our Company premise is to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly related to pipelines and piping systems. We have proved this expertise can be applied in a variety of markets to protect pipelines in oil, gas, nuclear, mining, wastewater and water applications and can be extended to the rehabilitation and maintenance of commercial structures and the provision of professional services in energy-related industries. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is wide-ranging. We have a long history of product development and intellectual property management. We manufacture many of the engineered solutions we offer to customers as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies in our core end markets.
We originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For over 40 years we have maintained our leadership position in the CIPP market from manufacturing to technological innovations and market share.
We embarked on a diversification strategy in 2009 to expand our product and service portfolio into the oil and gas markets and our geographic reach. Through a series of strategic initiatives and key acquisitions, we possess a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure, protecting new infrastructure from corrosion and providing integrated professional services in engineering, procurement, construction, maintenance and turnaround services for oil companies, primarily in the downstream market. Today, our long-term strategy is to invest in our core end markets for organic growth and acquire innovative technologies to enhance our competitive position.

Our Segments
We have three operating segments, which are also our reportable segments: Infrastructure Solutions, Corrosion Protection and Energy Services. Our operating segments correspond to our management organizational structure. Each operating segment has leadership that reports to our chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the segments are evaluated separately, reviewed regularly and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. See Note 14 to the consolidated financial statements contained in this Report for further discussion regarding our segments.
Infrastructure Solutions – The majority of our work is performed in the municipal water and wastewater pipeline sector and while the pace of growth is primarily driven by government funding, the overall market demand provides the opportunity for long-term stable growth for our market leading product brands, Insituform® CIPP, Tyfo® Fibrwrap® and Fusible PVC®.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from onshore and offshore oil and gas fields to its proper end markets. Corrosion Protection has a broad portfolio of technologies and services to protect and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe coatings and insulation, as well as an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market.
Energy Services – With the continued development of its conventional oil and gas reserves, North America will likely be price competitive with the rest of the world for refinery and petrochemical feedstocks. In this context, Energy Services offers a unique value proposition based on its world class safety and labor productivity programs, which allow us to provide cost effective maintenance, turnaround and construction services at the refineries and petrochemical and other industrial facilities of our customers.
Our Long-Term Strategy
We are committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to solve complex infrastructure problems. We are pursuing three primary strategic initiatives:
Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our cured-in-place pipe technology, the largest source of Aegion’s consolidated revenues. We are also seeking to create a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. The focus today is growing our presence in the rehabilitation of pressure pipelines through both internal development and acquisitions. On February 18, 2016, we acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), adding its patented Fusible PVC® pipe technology to our portfolio, which includes Insituform® CIPP, Tyfo® Fibrwrap® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene liner. Our international strategy is to use a blend of third-party product sales as well as CIPP and FRP contract installation operations in select markets. A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.
Midstream Pipeline Integrity Management – There are over one million miles of regulated pipelines in North America, which remains the safest and most cost effective mode of oil and gas transmission. Within our Corrosion Protection segment, we design and install cathodic protection systems to help prevent pipeline corrosion, which represents a majority of the revenues and profits for the segment. We also provide inspection services to monitor these systems and detect early signs of corrosion. We are making investments to create an asset integrity management program designed to increase the efficiency and accuracy of the pipeline corrosion assessment data we collect and upgrade how we share this valuable information with customers. We seek to improve customer regulatory compliance and add new services in the areas of data validation, advanced analytics and predictive maintenance.
Downstream Refining and Industrial Facility Maintenance – Through our Energy Services segment, we have long-term relationships with refinery and industrial customers on the United States West Coast. Our objective is to leverage those relationships to expand the services we provide in mechanical maintenance, electrical and instrumentation services, small capital construction and shutdown (or “turnaround”) maintenance activity. There are opportunities in other industries on the West Coast such as pipelines and terminals, chemicals, industrial gas and power to leverage our experience in maintenance and construction services.
Aegion is committed to improving as a company, for the benefit of our stockholders, customers and employees, and charting the right course for future growth. In 2015, we formalized a set of five core values across the Company to guide us toward our mission to keep infrastructure working better, safer and longer for customers throughout the world. These five core values are:
Zero Safety Incidents are Possible.
Do What’s Right.
We Solve Problems.
Results Matter.
Be Better.
In 2016, we introduced The Aegion Way, an initiative founded on the proven LEAN principles of continuous improvement, which utilize scientific methods and individual accountability to continuously eliminate waste, errors, redundancies and inefficiencies. The Aegion Way guides our employees on how to live our values, especially our efforts to be better and solve problems.
Our Products and Services
Today our diverse portfolio of full service solutions includes:
Rehabilitation of Water and Wastewater Pipelines with CIPP Products – Through our Infrastructure Solutions segment, we offer the manufacture and installation of cost-effective solutions to remediate operational, health, regulatory and environmental problems resulting from aging and defective water and wastewater pipelines. Our Insituform® CIPP product is a trenchless, jointless, seamless pipe-within-a-pipe solution to rehabilitate pipes in various diameters. Our Insituform® CIPP process provides a more affordable alternative to dig-and-replace methods and is a less disruptive and more environmentally friendly methods for pipe repairs. We have maintained our leadership position in the CIPP market through our ISO 9001:2008 certified manufacturing and technological innovations for the past 40 years. Our Insituform® portfolio of products and services are utilized worldwide.
Fusible Polyvinyl Chloride Products for Rehabilitation – Underground Solutions’ patented fusible polyvinyl chloride products focus on the rehabilitation of pressure pipelines, primarily in North America. Underground Solutions uniquely complements Infrastructure Solutions’ existing pressure pipe rehabilitation technologies (InsituMain®, InsituGuard® and Tyfo®/Fibrwrap®) and increases Aegion’s presence in the pressure pipe market.
Fiber Reinforced Polymer Systems for Rehabilitation and Strengthening – We offer the manufacture and installation of fiber reinforced polymer (“FRP”) systems for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures applicable worldwide. Our infrastructure markets include large diameter pipelines, buildings, bridges, tunnels, industrial developments and waterfront structures, of which pipelines currently make up the most significant share. One of the key features of the Tyfo® Fibrwrap® FRP technology is its capability to withstand seismic and force loads, providing a unique advantage over conventional rehabilitation methods. Fibrwrap® FRP systems consist of the proprietary and specialized Tyfo® carbon, glass, aramid and hybrid lightweight and low profile woven fabrics combined with the proprietary Tyfo® resin and epoxy polymers which, in unique combination, create the tested, proven and certified Fibrwrap® advanced composite systems. Fibrwrap® FRP systems are specifically engineered, manufactured and installed to solve a host of structural deficiencies or demands in existing structures. We offer personalized technical support to our customers through a highly-trained structural engineering team that assists in all phases of a potential project, from the initial design to implementation and installation. While the majority of our FRP business is in North America, where we believe there is a growing addressable market, there is an increasing acceptance of our products and services internationally, with particular focus in Southeast Asia.
Cathodic Protection for Corrosion Engineering Control and Infrastructure Rehabilitation – Through our Corrosion Protection segment, we offer cathodic protection solutions, a time-tested pipeline corrosion mitigation technology that is mandated by regulatory rules in many types of pipeline systems. We provide engineering and inspection services by National Association of Corrosion Engineers International (“NACE”) trained and certified inspectors (one of the largest independent consulting corrosion engineering organizations in the world), project management, training, research, testing and design, consultation and installation services to the following markets: pipeline, refinery, above and underground storage tanks, water/wastewater structures, concrete infrastructure and offshore and marine structures. We also offer a full line of superior quality corrosion control and cathodic protection materials, which are ANSI/NSF 61 classified for drinking water system components. Through our subsidiary, Hockway Middle East FZE (“Hockway”), our joint venture in Saudi Arabia and our branch office in Abu Dhabi, we have an expanded presence of cathodic protection capabilities in the Middle East. Hockway offers a complete cathodic protection solution from initial investigative surveys through engineering design, manufacture of equipment, site installation and commissioning of systems with subsequent planned operational inspection and maintenance. More recently, we have invested to enhance our pipeline inspection services through the internal development of an asset integrity management program, which is designed to digitize the critical pipeline data we gather and efficiently transmit, store and display the results to our customers.
Pipe Coatings for Corrosion and Thermal Control and Prevention – We provide products and services to protect pipes from corrosion and to provide flow assurance primarily for the oil and gas industries. We accomplish this through external and internal pipe coatings utilizing fusion bonded epoxy (“FBE”), concrete for buoyancy reduction, extruded polyethylene for additional protection, insulation coating for thermal control and field joint coating for corrosion protection of fittings, valves and other primary sources for metal corrosion. Additionally, we provide custom coating services on pipe bends, fittings, fabricated spools, valves and short runs of straight pipe for oil, gas and potable water services, as well as onshore or offshore fabrication and welding services. We also offer a proprietary robotic pipe coating and inspection technology for internal and external welded pipe field joints and rebar coating.
HDPE Pipe Lining for Corrosion Control, Abrasion Protection and Pipeline Rehabilitation – We provide polyethylene pipe lining solutions to the oil and gas, mining and chemical pipeline markets. Our proprietary high-density polyethylene (“HDPE”) Tite Liner® installation system provides chemical, corrosion and erosion resistance for numerous pipeline applications. Our HDPE system can rehabilitate pipelines for a fraction of the cost and time associated with industrial pipeline replacement and has application in the rehabilitation of pressure pipes in the municipal marketplace. We offer our HDPE lining protection products and services worldwide, with a strategic focus on expanding our presence in key end markets with sustainable capital spend on oil, gas and mining activities.
Our cathodic protection capabilities, lining and coating products are applicable worldwide in the oil, gas and mining markets, with a focus on the Gulf of Mexico, Western Canada, the United States, Europe, the Middle East, South America and other regions within Latin America.
Construction and Maintenance of Oil and Gas Facilities – Through our Energy Services segment, which operates as Aegion Energy Services, we are a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the oil and gas markets. Focused on serving large oil and gas customers on the United States West Coast, primarily California, Energy Services offers an industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for major refinery maintenance, repairs and retrofits. These core competencies position Energy Services to meet the growing demand for non-discretionary operating and maintenance expenditures.

Strategic Initiatives and Key Acquisitions
Acquisitions
Our recent acquisition strategy has focused on the world’s aging infrastructure and the investment needed to maintain infrastructure in North America and overseas. During 2016, we targeted strategic acquisitions in the infrastructure sector by:

i.	adding patented Fusible PVC® pipe technology to our pressure pipe rehabilitation portfolio through the acquisition of Underground Solutions;

ii.	expanding our CIPP presence in Europe by acquiring the CIPP contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011;

iii.
gaining the remaining worldwide rights that we did not already own to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology by acquiring the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”); and

iv.
expanding our FRP presence in Asia Pacific through the acquisition of Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand-based companies and the Fibrwrap® certified applicators in New Zealand since the late 1990’s (collectively, “Concrete Solutions”).

See Notes 1 and 2 to the consolidated financial statements contained in this Report for additional information and disclosures regarding our acquisitions.
Restructuring Activities
2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated expenses. During the year, we completed our 2016 Restructuring, which (i) repositioned Energy Services’ upstream operations in California, (ii) reduced Corrosion Protection’s upstream exposure by divesting our interest in Bayou Perma-Pipe Canada, Ltd. (“BPPC”), our Canadian pipe coating joint venture, (iii) right-sized Corrosion Protection to compete more effectively and (iv) reduced corporate and other operating costs. The 2016 Restructuring reduced consolidated annual costs by approximately $17.4 million, of which approximately $1.2 million, $6.6 million and $5.6 million related to recognized savings within Infrastructure Solutions, Corrosion Protection and Energy Services, respectively, and $4.0 million related to reduced corporate costs. Cost savings were achieved primarily through office closures and reducing headcount by approximately 964 employees, or 15.5% of our total workforce as of December 31, 2015.
During 2016, we recorded pre-tax charges of $16.1 million ($10.3 million after tax), most of which were cash charges, consisting primarily of employee severance and benefits, early lease terminations and other costs associated with the restructuring efforts as described above. We do not expect to incur any future charges related to the 2016 Restructuring.
2014 Restructuring
On October 6, 2014, our board of directors approved a restructuring plan (the “2014 Restructuring”) to improve gross margins and profitability over the long-term by exiting low-return markets and reducing the size and cost of our overhead structure. The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. We achieved these cost savings by (i) exiting certain unprofitable international locations for our CIPP business and consolidating our worldwide FRP business with the global CIPP business, all of which is in Infrastructure Solutions; and (ii) eliminating certain idle facilities in our pipe coating and insulation operation in Louisiana, which is in Corrosion Protection.
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Total headcount reductions were 86 as of December 31, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material. We expect to incur additional non-cash charges in 2017, primarily related to the potential release of cumulative currency translation adjustments resulting from the restructured locations as well as the foreign currency impact from settlement of inter-company loans. All such charges will be recognized in Infrastructure Solutions.
See Notes 1 and 3 to the consolidated financial statements contained in this Report for a detailed discussion regarding strategic initiatives and restructuring efforts.
Divestitures
Through our restructuring efforts to exit higher-risk, low return markets and streamline our operations, we have divested certain businesses in our Infrastructure Solutions and Corrosion Protection segments during 2016, 2015 and 2014:

i.
In February 2016, we sold our fifty-one percent (51%) interest in BPPC to our joint venture partner, Perma-Pipe, Inc. BPPC served as our pipe coating and insulation operation in Canada. The sale of our interest in BPPC was part of a broader effort to reduce our exposure in the North American upstream market in light of expectations for a prolonged low oil price environment.

ii.
In February 2015, we sold our wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), our French CIPP contracting operation, to certain employees of VII; and in December 2014, we sold our wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), our Swiss CIPP contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company.

iii.
In March 2014, we sold our forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc., the holder of the remaining fifty-one percent (51%) interest in Bayou Coating.

See Note 1 to the consolidated financial statements contained in this Report for a detailed discussion regarding strategic initiatives and divestitures.

Available Information
Our website is Aegion.com. We make available on this website (under “Investors” and then under “SEC Information”), free of charge, our proxy statements used in conjunction with stockholder meetings, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 beneficial ownership reports (as well as any amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and senior financial employees, our Code of Conduct applicable to all of our officers, directors and employees, our Corporate Governance Guidelines and our Board committee charters are available, free of charge, on our website (under “Investors” and then under “Corporate Governance”). In addition, paper copies of these documents will be furnished to any stockholder, upon request, free of charge.

Technologies
Infrastructure Solutions
Our Insituform® CIPP process (including Insitupipe® and Insitutube®) for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes, and the resin is then cured, by heat using hot water, steam, or ultraviolet light, forming a new rigid pipe within a pipe.
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
Our InsituGuard®, InsituFlex® and InsituFold® pipe rehabilitation processes are methods of rehabilitating transmission and distribution water mains using HDPE liners. Inserted into a new or existing pipeline using our proprietary installation processes, the liners are continuous and installed tightly against the inner wall of the host pipe, thereby isolating the flow stream from the host pipe wall and eliminating internal corrosion.
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
Slip lining is a method used to push or pull a new pipeline into an old one. With segmented slip lining, short segments of pipe are joined to form the new pipe. For gravity sewer rehabilitation, these short segments can often be joined in a manhole or access structure, eliminating the need for a large pulling pit.
Our Sealing Method process is a method for providing re-connection to a ferrule of a service line from within the bore of a lined host pipe.
Our UV/Glass Lining System is a CIPP solution for small- to medium-diameter pipes utilizing a glass fiber tube that is impregnated with a resin sensitive to ultraviolet light or steam curing. The tube is pulled into place in the host pipe, inflated by air and cured via an ultraviolet light source or steam.
Our Fusible PVC® technology contains proprietary polyvinyl chloride formulation that, when combined with its patented fusion process, results in a monolithic, fully-restrained, gasket-free, leak-free piping system. Fusible PVC® pipe products include, Fusible C-900®, Fusible C-905® and FPVC®. Fusible C-900® and Fusible C-905® both comply with the AWWA standards AWWA C900 and C905, respectively, and are certified to NSF 61.
Our ServiceGuard®composite pipe product combines the performance benefits of chlorinated polyvinyl chloride with the strength and durability of an aluminum core to offer the ultimate water service line pipe.
Our Fibrwrap® and Tyfo® processes are methods applying high strength fiber fabric to strengthen structures and the connections between structural components, thereby strengthening, repairing and restoring masonry, concrete, steel and wooden structures. The Fibrwrap® and Tyfo® products are construction and engineering materials comprising hybrid fiber/epoxy composites used for retrofitting or repairing structures. Beyond general strengthening of structures, these processes and products also have application in blast mitigation and seismic reinforcement.
Our FibrBundle® process relates to devices, systems and methods for reinforcing pipes and other structures, thus reinforcing the interior of pipes using FRP. The FibrBundle® products are non-metal building materials, namely rows of carbon fibers for strengthening bridges, buildings and other structures.
Our FibrPipeWrap® product and process relates to construction and civil engineering material utilizing hybrid fiber/epoxy composites used for retrofitting or repairing structures.
See “Patents and Proprietary Technologies” below for more information concerning certain of these technologies.

Corrosion Protection
Our Tite Liner® process is a method of lining new and existing pipe with a corrosion and abrasion resistant high-density polyethylene pipe.
Our Safetyliner™ product is a grooved HDPE liner that is installed in an industrial pipeline using the Tite Liner® process. The Safetyliner™ liner is normally used in natural gas or CO2 pipelines to allow the release of gas that permeates the HDPE liner. If gas is allowed to build in the annular space under normal operating conditions, the line can be susceptible to collapse upon sudden changes in operating pressures. The Safetyliner™ liner also has been used in pipelines as a leak detection system and for dual containment in mine water pipelines.
The FBE application process utilizes heat to melt a dry powder FBE coating material into liquid form. The liquid material wets and flows onto the steel pipe and solidifies through a process called cross-linking. Once cooled, this “fusion-bonded” epoxy cannot return to its original state and forms a corrosion protection barrier on the interior or exterior surface of the pipe.
Our Deepwater Pipe Coating and Insulation capabilities answer the challenge of subsea wet insulation requirements for high-pressure and high-temperature environments.
Our 3-Layer Polyethylene Coating and 3-Layer Polypropylene Coating offerings are intended for use as an external coating for buried or submerged oil or gas pipelines and offer superior adhesion, cathodic disbondment resistance and mechanical protection.
Our 5-Layer Polypropylene Coating offer is one of our insulating coating solutions that provides superior thermal insulation and mechanical protection for high-temperature pipelines in deepwater environments.
Our Concrete Coatings provide submerged weight stability and protect the external corrosion protective coating on pipelines installed offshore and at other water crossings such as swamps or bays.
Our InnerGard™ product is an internal FBE coating that provides corrosion protection for water injection lines and reduces costs compared to alloy pipe.
Our Enventure™ product is an internal lubricity coating for solid expandable downhole tubulars.
The Cathodic Protection process is an electrochemical process that prevents corrosion for new structures and stops the corrosion process for existing structures. Cathodic protection prevents the release of energy and reversion to its unrefined state by the cathode (i.e., the structure being protected) through the passing of an electrical current from an electrode, called an anode, placed near or connected to the cathode. In this process, the anode corrodes, sacrificing itself to protect the integrity of the cathode. Structures commonly protected by this process include oil and gas pipelines, offshore platforms, above and underground storage tanks, ships, electric power plants, bridges, parking garages, transit systems and water and wastewater treatment equipment.
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
Our Asset Integrity Management platform allows for the collection, communication and storage of data in a GIS-based, centralized, integrated repository that provides us and our customers more timely information and improved data analytics.
See “Patents and Proprietary Technologies” below for more information concerning certain of these technologies.
Energy Services
Our DelayTrak™ system identifies delays in real time. The data is used to identify and quickly communicate improvement opportunities and, later, action plans for improvement.

Our TimeTrak™ system tracks how time is spent by crews on a jobsite. The data is used to drive process improvements in routine maintenance.
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
Our North American Infrastructure Solutions operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Tube manufacturing and processing facilities for North America are maintained in nine locations, geographically dispersed throughout the United States and Canada.
We also conduct Insituform® CIPP process rehabilitation operations worldwide through our wholly-owned subsidiaries. We utilize multifunctional robotic devices developed by a wholly-owned French subsidiary in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, United Kingdom to support our international operations and through which we sell liners to third parties internationally.
In certain geographic regions, we have granted licenses to our trenchless rehabilitation processes to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only.
In addition to sewer pipeline rehabilitation, we have performed water pipeline rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we are able to restore water pipes using our InsituMain®, InsituGuard®, InsituFlex® and InsituFold® lining systems.
Our infrastructure rehabilitation operations also utilize FRP to rehabilitate and strengthen pipelines, buildings, bridges, tunnels, industrial developments and waterfront structures throughout the United States and Canada through Fibrwrap Construction Services, headquartered in San Diego, California. We also design and manufacture the FRP composite systems used in these applications. We service the European and Middle Eastern FRP markets, primarily with respect to product and engineering services but also, in certain instances, applications services, through our wholly-owned subsidiaries in the United Kingdom. We service the Asia-Pacific FRP market, with respect to both product and engineering services as well as application services, through our wholly-owned subsidiaries in Singapore, Japan, Malaysia, Hong Kong and New Zealand and through our joint ventures in Borneo, Korea and Indonesia. Finally, we have granted licenses to our proprietary FRP products and processes to unaffiliated companies in certain additional geographic regions, as described in under “Ownership Interests in Operating Licensees and Joint Ventures” below.
Our acquisition in February 2016 of Underground Solutions bolstered our capabilities with respect to water pipeline rehabilitation operations. We are now able to provide additional infrastructure technologies for water, sewer and conduit applications, primarily Fusible PVC® pipe, which when combined with its patented fusion process, results in a monolithic, fully-restrained, gasket-free, leak-free piping system.
Corrosion Protection Operations
Our corrosion protection operations perform maintenance, rehabilitation and corrosion protection services for oil and gas, industrial and mineral piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide corrosion protection operations are headquartered in Chesterfield, Missouri and conducted through our various subsidiaries (Corrpro based in Houston, Texas, United Pipeline Systems based in Durango, Colorado, Bayou based in New

Iberia, Louisiana and Aegion Coating Services, LLC (“ACS”) based in Tulsa, Oklahoma and Conroe, Texas). Certain of our corrosion protection operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina, Brazil and the United Arab Emirates and through our joint ventures in Mexico, Oman and Saudi Arabia.
Our Corrpro business performs fully-integrated corrosion prevention services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. United Pipeline Systems performs pipeline rehabilitation services using our proprietary Tite Liner® process. Our Bayou business performs internal and external pipeline coating, lining, and weighting and insulation services, including project management and logistics. Our ACS business specializes in the application of internal corrosion coatings services, provision of external field joint anti-corrosion coating services, and the supply of equipment, all for pipeline construction projects onshore and offshore in locations around the world.
Energy Services Operations
Aegion Energy Services is based in Irvine, California and performs construction, maintenance and turnaround services, primarily for the downstream oil and gas industry. Aegion Energy Services’ operations are located in California and Washington. We specialize in offering clients a flexible, single source for all project needs. Clients may choose a single service or multiple integrated services, everything from technical consulting to turnkey project delivery and ongoing maintenance. We provide project management professionals across various disciplines, including chemical, civil, structural, mechanical, electrical, instrumentation, project controls, estimating, procurement and safety. AllSafe Services, Inc., a wholly-owned subsidiary of Aegion Energy Services, provides safety field services.
Licensees
We have granted licenses for the Insituform® CIPP process covering exclusive and non-exclusive territories to non-affiliated licensees that provide pipe repair and rehabilitation services throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize our know-how and the patent rights (where such rights exist) relating to the subject process, and to use our copyrights and trademarks. These licenses have an average term of ten years with a right to renew.
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
Our Fyfe joint ventures in Borneo, Korea and Indonesia provide design, product and engineering support to installers and applicators of the FRP systems in Asia-Pacific. Our joint ventures in Asia-Pacific are granted the non-exclusive right to use Fyfe products in their respective territories. Fyfe Co. also periodically licenses on a project-by-project basis its patented technology to both affiliated and third party installers.
With regard to our Underground Solutions business, we have granted licenses to our Fusible PVC® pipe products and fusion processes internationally covering exclusive and non-exclusive territories to non-affiliated licensees that provide fusible polyvinyl chloride products and services. The licenses generally grant to the licensee, in exchange for royalties at a specified rate, the right to utilize our know-how and the patent rights (where such rights exist) relating to the subject products and processes, and to use our copyrights and trademarks. Underground Solutions also licenses domestically its patented technology to third party extruders and installers.
Ownership Interests in Operating Licensees and Joint Ventures
We hold controlling interests in Fyfe/Fibwrap joint ventures in Borneo, Korea and Indonesia. Through our wholly-owned subsidiary, Fyfe Asia Pte. Ltd., we hold (i) a fifty-one percent (51%) equity interest in Fyfe Borneo Sdn Bhd., with the other forty-nine percent (49%) equity interest held by C. Tech Sdn Bhd; and (ii) a fifty-five percent (55%) equity interest in PT Fyfe Fibrwrap Indonesia, with the other forty-five percent (45%) equity interest held by PT Graha Citra Anugerah Lestari. Through our wholly-owned subsidiary, Fyfe Limited (Hong Kong), we hold a seventy percent (70%) equity interest in Fibrwrap ENC Korea Ltd, with the other thirty percent (30%) equity interest held equally by Sang Jung Suh and Gyu Gon Cho.
Through our subsidiary, INA Acquisition Corp., we hold a fifty-five percent (55%) equity interest in United Pipeline de Mexico S.A. de C.V., our licensee of the Tite Liner® process in Mexico. The remaining ownership interest in United Pipeline de Mexico S.A. de C.V. is held by Miller Pipeline de Mexico S.A. de C.V., an unaffiliated Mexican company.

Through our subsidiary, Aegion Holding Company, LLC, we hold a fifty-one percent (51%) equity interest in Bayou Wasco Insulation, LLC through which we provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The other forty-nine percent (49%) equity interest is held by Wasco Energy, a leading insulation coatings provider based in Malaysia.
Through our subsidiary, Corrpro Canada, Inc., we hold a seventy-percent (70%) equity interest in Corrpower International Limited based in Saudi Arabia, through which we provide fully integrated corrosion prevention products and services to government and private sector clients throughout the Kingdom of Saudi Arabia. The other thirty-percent (30%) equity interest is held by Saudi Trading & Research Co., Ltd., based in Al-Khobar, Saudi Arabia.
Through our subsidiary, Insituform Technologies Netherlands B.V., we hold a fifty-one percent (51%) equity interest in United Special Technical Services LLC located in the Sultanate of Oman for the purpose of executing pipeline, piping and flow line HDPE lining services throughout the Middle East and Northern Africa. The other forty-nine percent (49%) equity interest is held by Special Technical Services LLC.
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

Product Development
We seek out and develop innovative solutions for asset preservation, including pipelines, buildings, bridges, tunnels and other infrastructure. To that end, three years ago, we introduced a stage-gate process for management of our research and development initiatives. The process is executed under the direction of our Chief Technical Officer with a market and business impact evaluation at each gate review. Corporate resources, and resources that reside in the business units, make up the specific research and development teams, supplemented, where beneficial, by our technology partners (often major suppliers), outside consultants and academic institutions. During the years ended December 31, 2016, 2015 and 2014, we spent $4.7 million, $2.6 million and $2.6 million, respectively, on research and development related activities, including engineering.
Customers and Marketing
We offer our products and services to highly diverse markets worldwide. We service municipal, state and federal governments, as well as corporate customers, in numerous industries including energy, oil and gas, mining, general and industrial construction, infrastructure (buildings, bridges, tunnels, railways, etc.), water and wastewater, pipelines, transportation, utilities, maritime and defense. Our products and services are currently utilized and performed in approximately 80 countries across six continents.
We offer our corrosion protection solutions worldwide to energy, mining and other customers to protect new and existing pipelines and other structures. The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and commercial customers. We offer our other infrastructure rehabilitation products worldwide to certain certified third-party installers and applicators and market our installation services to municipal, state, federal and commercial customers worldwide. We offer our energy services solutions primarily to the oil and gas markets on the West Coast. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2016, 2015 or 2014.
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

Contract Backlog
Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. We assume that these signed contracts are funded. For government or municipal contracts, our customers generally obtain funding through local budgets or pre-approved bond financing. We generally do not undertake a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of our contracts in backlog have not been funded. However, we have little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract.
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
Included within backlog for Energy Services are amounts that represent expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Included within backlog for Infrastructure Solutions and Corrosion Protection are certain contracts that are performed through our variable interest entities in which we own a controlling portion of the entity. With the exception of Energy Services, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
For additional information regarding our backlog including those risk factors specific to backlog, please refer to “Risk Factors” in Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.
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
With regard to Underground Solutions, we have qualified and utilize three third-party extruders to toll manufacture our Fusible PVC® pipe products.
The principal raw materials used by Fyfe Co. in the manufacture of FRP composite materials are carbon, glass, resins, fabric and epoxy raw materials. Fabric and epoxies are the most significant materials purchased, which are currently purchased through a select group of suppliers, although these and the other materials are available from a number of vendors. The weaving of FRP components into woven fabric is done at our facility in La Conner, Washington. Fyfe Co. does specialized blending of unique epoxies from basic chemicals at our Batesville, Mississippi facility. The epoxy resin is also repackaged at our Batesville, Mississippi facility and the specialized blending is usually done on each job site. Fyfe Co. also sells finished materials throughout the United States and worldwide to our affiliates and certain certified third party installers and applicators.
Product and material revenues for our Corrpro business are derived principally from the sale of products that are purchased from select outside vendors or from assembling components that are sourced from suppliers. We conduct light assembly for a number of our Corrpro products in our production facilities in Sand Springs, Oklahoma; Edmonton, Alberta, Canada; the United Kingdom; Dubai, United Arab Emirates; and Saudi Arabia. In addition, we manufacture our own line of rectifiers and other power supplies in Canada, the United Kingdom and Saudi Arabia. The primary products and raw materials used by our

Corrpro businesses include zinc, aluminum, magnesium and other metallic anodes, as well as wire and cable. We maintain relationships with multiple vendors for these products and are not dependent on any single vendor to meet our supply needs.
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
Product and service revenues for our Bayou and ACS businesses are derived principally from internal and external pipeline coating, lining, weighting and insulation. Facilities are located in New Iberia, Louisiana; Tulsa, Oklahoma; and Conroe, Texas. The primary raw materials used in the coating process include FBE, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources. However, in certain limited circumstances, our customer has required use of a specific material available from only a single source.
Our pricing of raw materials is subject to fluctuations in the underlying commodity prices. See “Commodity Risk” in Item 7A of this Report for detail on our management of the risks associated with such price fluctuations.
Patents and Proprietary Technologies
As of December 31, 2016, we held 39 United States patents relating to the Insituform® CIPP process. As of December 31, 2016, we had six pending United States patent applications relating to the Insituform® CIPP process.
We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2016, there were 102 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 18 applications pending in foreign jurisdictions. Of the applications pending in foreign jurisdictions, one is a Patent Cooperation Treaty (“PCT”) application that covers most jurisdictions throughout the world. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business.
As of December 31, 2016, we held 17 United States patents, two pending United States patents, 31 foreign patents and five pending foreign patents with regard to Fusible PVC® pipe products and fusion processes as well as other infrastructure technologies for water, sewer and conduit applications that relate to our Fusible PVC® pipe lining business operated through Underground Solutions.
As of December 31, 2016, we held 20 issued patents and eight pending patent applications in the United States and seven issued patents and 16 pending patent applications in foreign jurisdictions that relate to our Fibrwrap® FRP strengthening business operated through our Fyfe and Fibrwrap subsidiaries. Of these applications, one is a PCT application that covers multiple jurisdictions in Europe and throughout the world.
For our corrosion protection operations, as of December 31, 2016, we held eight issued patents and two pending patent applications in the United States and six issued and seven pending patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro subsidiary and interior surface coating inspection business operated through our ACS subsidiary. As of December 31, 2016, we had four issued patents and one pending patent application in the United States, and six issued patents and nine pending patents in foreign jurisdictions that relate to the Tite Liner® process. Of the foreign applications, one is a European regional application which covers all of Europe. We believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. As of December 31, 2016, we have no issued patents and one pending patent application in the United States, and no patents and three pending applications in foreign jurisdictions for our pipeline coatings process operating through our Bayou subsidiaries. One of the foreign applications is a PCT application which covers most jurisdictions throughout the world. The success of our pipeline coatings process depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.
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
In some instances throughout each of our three platforms, we have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose such trade secrets. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.
See “Risk Factors” in Item 1A of this Report for further discussion.
Competition
The markets in which we operate are highly competitive, primarily on the basis of price, quality of service and capacity to perform. Many of our products and services face direct competition from competitors offering similar or essentially equivalent products or services. In addition, customers can select a variety of methods to meet their infrastructure installation, strengthening and rehabilitation needs, as well as their coating and cathodic protection needs, including a number of methods that we do not offer.
In the trenchless sewer rehabilitation market, the CIPP process is one of the preferred rehabilitation methods. Because relatively few significant barriers to entry exist in this market, any organization with adequate financial resources and access to technical expertise may become a competitor. As such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the global and national levels. Despite the number of competitors, Insituform, as the worldwide pioneer of this technology, has maintained its role as a global market leader, both in the United States and abroad.
In water rehabilitation, dig and replace is still the preferred method for the majority of customers. Currently, we believe CIPP is utilized in less than five percent of water pipeline rehabilitation projects in the United States. Because this is a more specialized field, with more barriers to entry, including strict government mandates, we compete primarily with a handful of global and national specialty contractors.
In the pressure pipe market, our Fusible PVC® products compete against other more-traditional products, such as high density polyethylene and restrained joint PVC pipe products.
In our infrastructure rehabilitation business, the FRP process competes against traditional methods of structural retrofitting, but is gaining acceptance in the construction and retrofitting industry. With its proprietary technologies relating to both products and application, Fyfe Co. is a leader in the FRP market and Fibrwrap Construction, having successfully performed installations of FRP systems for 25 years, is one of the most experienced installers of the FRP system and has a well-established reputation. In this field, there are barriers to entry, including testing requirements, experience, intellectual property and certifications. Fyfe has teamed with a number of universities around the world to conduct extensive product testing. In addition, Fyfe has dedicated significant resources to obtaining technical market acceptance of its proprietary products. As a result, Fyfe has received a number of certifications, including NSF certification for its Tyfo® Fibrwrap® system, International Code Council - Evaluation Service Report (ESR-2103), indicating product approval by the International Building Code and compliance with ICC-AC125 guidelines for FRP strengthening. Because of the barriers to entry, Fyfe Co. and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level, most of which do not provide the full spectrum of services provided by Fyfe Co. and Fibrwrap Construction.
In our Corrosion Protection segment, Corrpro operates in the highly-competitive field of cathodic protection for corrosion control. While this market is highly competitive, because there are relatively few barriers to entry, Corrpro is the recognized market leader in North America in this field. Competitors include a limited number of large firms, which provide services nationally, and in some instances, globally, although more prevalent are a number of small- and medium-sized firms with a more limited portfolio of products and services, which are only provided on a regional or local level. Corrpro’s competitive advantage is its broad depth of high-quality cathodic protection offerings, including its cost effective engineering, pipeline integrity construction and coating services, which are provided to customers worldwide. Through Hockway and our Corrpower joint venture, we are expanding our position as a leader in cathodic protection in the Middle East.
The process of utilizing HDPE liners is a prevalent method used to protect pipelines servicing the energy and mining industries. United Pipeline Systems is recognized as a leader in the HDPE market, having provided HDPE solutions on six continents. Due to barriers to entry arising from necessary technological capabilities, United Pipeline Systems mainly competes with a small number of specialty firms globally, nationally and regionally. Through our focused efforts on expanding our services worldwide, United Pipeline Systems enjoys significant name recognition and substantial market share in this industry in the key energy and mining regions of the world.
The FBE process is one of the standard methods for pipe coating. Bayou has a presence in the FBE and insulation coating market in the Gulf South of the United States. Because the pipe coating industry is very capital intensive, Bayou usually competes with a small number of global and national companies. However, Bayou also competes on a project-specific basis with small firms on local or regional jobs. These regional firms are often steel mills that have coatings plants onsite to provide for their internal coatings needs, but these firms will outsource their coatings services if projects are beyond their geographic reach. Competition from these regional firms on more than a project basis is unlikely as these firms tend to be restricted geographically due to their shipping limitations. In recent years, Bayou has achieved differentiation in certain pipe coating and insulation applications through the development of our deepwater pipe coating and insulation capabilities described above under “Patents and Proprietary Technologies”.
ACS has strong presence in the field of FBE coating and is an industry leader in both inner diameter robotic coatings and outer diameter coatings. Because of these specialized fields, ACS usually competes with a small number of specialty providers.
Our Energy Services segment operates in a fragmented and intensely competitive field of plant maintenance and construction services in the downstream oil refining industry, as well as performing work in the industrial and natural gas, gas processing and compression markets. Competitors may be local, regional or national contractors and service providers and vary with the markets that are served, with few competitors competing in all of the geographic markets we serve or offering all of the services we provide. Contracts are generally awarded based on safety performance, reputation for quality, price, schedule and client satisfaction.
There can be no assurance as to the success of our processes in competition with our competitors and alternative technologies for pipe installation and rehabilitation, coating, cathodic protection and infrastructure installation, strengthening and rehabilitation.
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
Employees
As of December 31, 2016, we had approximately 5,150 employees. Certain of our subsidiaries are parties to collective bargaining agreements covering an aggregate of approximately 1,700 employees. We generally consider our relations with our employees and unions to be good.
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
Item 1A. Risk Factors.
You should carefully consider the following risks and other information contained or incorporated by reference into this Report when evaluating our business and financial condition and an investment in our common stock. Should any of the following risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows and results of operations.
Our businesses face significant competition in the industries in which they operate.
Many of our products and services face direct competition from companies offering similar products or services. Competition can place downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets. If we are unable to realize our objectives, we could lose market share to our competitors and experience an overall reduction in our profits.
In the water and wastewater rehabilitation portion of our Infrastructure Solutions segment, we face competition from companies providing similar products and services as well as companies providing other methods of rehabilitation that we do not offer, including traditional dig-and-replace, which is still the preferred method in the water rehabilitation market. In the trenchless wastewater rehabilitation market, CIPP is one of the preferred methods. In this market, few significant barriers to entry exist and, as a result, any organization that has the financial resources and access to technical expertise and bonding may become a competitor. As such, we compete with many smaller firms on a local or regional level and with several larger firms on the global and national levels. In water rehabilitation, where there are more significant barriers to entry because the market is strictly regulated, we compete with a smaller number of specialty contractors around the world. Further, our Fusible PVC® pipe products compete against other more traditional products, such as high density polyethylene and restrained joint PVC pipe products.
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
We depend upon our proprietary technologies and information, many of which are no longer subject to patent protection. We rely principally upon trade secret and copyright laws to protect our proprietary technologies. We regularly enter into confidentiality agreements with our key employees, customers, potential customers and other third parties and limit access to and distribution of our trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.
Our efforts to develop new products and services or enhance existing products and services involve substantial research, development and marketing expenses, and the resulting new or enhanced products or services may not generate sufficient revenues to justify such expenses.
Our future success will depend in part on our ability to anticipate and respond to changing technologies and customer requirements by enhancing our existing products and services. We will need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. As a result of these efforts, we may be required to expend substantial research, development and marketing resources, and the time and expense required to develop a new product or service or enhance an existing product or service are difficult to predict. We cannot assure that we will succeed in developing, introducing and marketing new products or services or product or service enhancements. In addition, we cannot be certain that any new or enhanced product or service will generate sufficient revenues to justify the expenses and resources devoted to this product development and enhancement effort.
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
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully operate and further develop the acquired business or technology.

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of product, engineering and sales and marketing functions.

•	Transition of operations, users and customers onto our existing platforms.

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

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

•	Assumption of contracts with terms, including, without limitation, terms relating to liability, waiver of damages and indemnification, that are not in line with our normal contracting practices.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, the assumption of contingent liabilities, amortization expenses, impairment of goodwill and purchased long-lived assets and restructuring charges, any of which could harm our financial condition or results of operations. Also, the anticipated benefit of many of our acquisitions may not materialize for reasons separate and apart from the specific risks set forth above.
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
Our backlog, which at December 31, 2016 was approximately $689.6 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog. In addition, one or more of our multi-year contracts have in the past and may in the future contribute a material portion of our backlog in any one year. The loss of business from any one of these significant customers could have a material adverse effect on our business or results of operations.
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
We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2016, approximately 69% of our revenues were derived from percentage-of-completion accounting.
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
The mining, oil and natural gas industries are highly cyclical. Demand for the majority of the oil field, refinery and mining products and services provided by our Corrosion Protection and Energy Services platforms are substantially dependent on the level of expenditures by the mining, oil and natural gas industries for the exploration, development and production of mined minerals, crude oil and natural gas reserves, which are sensitive to the prices of these commodities and generally dependent on the industry’s view of future mined mineral, oil and natural gas prices. The prices of these commodities can be volatile. There are numerous factors affecting the related industries and, thereby, the supply of, and demand for, our products and services, which include, but are not limited to:

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
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the production of oil and natural gas, including from the developing shale plays. Our Corrosion Protection and Energy Services segments service oil and gas companies in the shale plays and we foresee strong market opportunities here. A decline in drilling of new wells and related servicing activities caused by these initiatives could have an adverse effect on our business, financial position or results of operations.
In connection with the recent changes in the U.S. federal government, including the change of administrations following the elections in November 2016, we face significant risks associated with uncertainties due to potential changes to policies and laws proposed or discussed by the new administration and changes to infrastructure spending.
We cannot currently reliably predict how the recent changes in the U.S. federal government, including the change of administrations, may affect our business. In connection with these changes, potentially significant changes to various laws and regulations have been proposed or discussed that may affect us in a material manner. These uncertainties may include changes in laws and policies in areas such as energy, corporate taxation, taxation on existing or future foreign profits, international trade, environmental protection laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially, and potentially adversely, affect our business, results of operations or financial condition. Additionally, changes to infrastructure spending may also affect our business, results of operations or financial condition.
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
We maintain significant international operations, including operations in North America, Europe, Asia-Pacific, Australia, the Middle East, South America, Latin America and Africa. For the years ended December 31, 2016, 2015 and 2014, approximately 24.3%, 27.6%, and 30.4%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.
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

•
the financial instability of, and the related inability or unwillingness to timely pay for our services by, national oil companies and other foreign customers resulting from, and/or exacerbated by, the continuation of depressed oil prices;

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
Global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions continue to be weak and may deteriorate further. For example, the June 2016 referendum by British voters to exit the European Union (commonly referred to as “Brexit”) has created significant uncertainties affecting the economy and business operations, including our operations, in the United Kingdom and the European Union. The terms and timing of Brexit have not yet been confirmed, and as such, it is difficult to predict the effect of Brexit on our Company and our operations in the United Kingdom, including our manufacturing facility in Wellingborough, United Kingdom, which distributes liners to the European Union and elsewhere. Brexit could, among other things, affect the legal and regulatory schemes to which our operations in the United Kingdom are subject, adversely affect trade between the United Kingdom and the European Union and continue to cause economic uncertainty. The instability of the markets and weakness of the economy could continue to affect the demand for our services, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. These factors could adversely affect our operations, earnings and financial condition.
A significant portion of our contracts and revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. For example, if there is another significant strengthening of the U.S. dollar compared to the Euro, the Canadian dollar or the Australian dollar, it may adversely affect our operating results and financial condition.
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
An inability to attract and retain qualified personnel, and in particular, engineers, project managers, linemen, skilled craft workers and other experienced professionals, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.
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
Our Aegion Energy Services business has approximately 2,500 employees, approximately 1,600 of which are represented by unions. Although we believe that our relations with our employees and the unions are good, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, especially in the context of any future negotiations with our labor unions. We can also make no assurance that future negotiations with our labor unions will not result in a significant increases in the cost of labor. Although none of our Brinderson employees participate in multi-employer benefit plans, our Schultz employees currently participate in nine multi-employer benefit plans, which may increase in the future. Participation in multi-employer benefit plans may result in liability to Aegion Energy Services in excess of that directly attributable to employees of Aegion Energy Services.
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
We purchase the majority of our fiber requirements for tube manufacturing from two sources. We believe, however, that alternate sources are readily available, and we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. We currently have qualified four resin suppliers from which we intend to purchase the majority of our resin requirements for our North American operations. For our European operations, we currently have qualified six resin suppliers and for our Asia-Pacific operations, we currently have qualified six resin suppliers. We believe that these and other sources of resin supply are readily available. Historically, resin prices have fluctuated on the basis of the prevailing prices of its inputs, including styrene and oil. We anticipate that prices will continue to be heavily influenced by the events affecting these inputs, including the oil market. If there is a shortage or contraction of fiber or resin suppliers or if the price of fiber or resin increase, it could have an adverse effect on our results of operations.
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
We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, tornadoes, typhoons, snow and ice or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Our Infrastructure Solutions segment is particularly sensitive to weather extremes. Delays and other weather impacts could adversely affect our ability to meet project deadlines and may increase a project’s cost and decrease its profitability.
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

The benefits of the 2014 Restructuring and the 2016 Restructuring may differ from those currently expected, which may affect our operating results.
On October 6, 2014, our board of directors approved the 2014 Restructuring to improve gross margins and profitability over the long-term. The 2014 Restructuring is substantially complete. On January 4, 2016, our board of directors approved the 2016 Restructuring, which was intended to reduce our exposure to the upstream oil markets and to reduce consolidated expenses. We completed the 2016 Restructuring in 2016. The actual ongoing and long-term benefits of the 2014 Restructuring and the 2016 Restructuring may differ from those currently anticipated. If that is the case, our business and results of operations may be adversely impacted. We also cannot assert that we will not undertake additional restructuring activities in the future.
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
At December 31, 2016, we were in compliance with all of our debt covenants as required under the Credit Facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
We occasionally access the financial markets to finance a portion of our working capital requirements and support our liquidity needs. Our ability to access these markets may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.
We occasionally borrow under our existing credit facility to fund operations, including working capital investments. Market disruptions such as those experienced in the United States and abroad in the past few years have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and, in certain cases, resulting in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, volatility in the markets where our outstanding securities trade and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
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
The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts that cover our stock or our failure to meet these estimates;

•	conditions or trends in the U.S. sewer rehabilitation market;

•	conditions or trends in mined materials, oil and natural gas markets;

•	changes in municipal and corporate spending practices;

•	a downturn of the municipal bond market or lending markets generally;

•	changes in the federal or state governments that impact regulation and spending regarding energy and infrastructure;

•	changes in market valuations of other companies operating in our industries;

•	announcements by us or our competitors of a significant acquisition or divestiture; and

•	additions or departures of key personnel.
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
Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our certificate of incorporation provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2016, 33,956,304 shares of common stock were issued and outstanding.

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
Our amended and restated by-laws provide that, unless waived by Aegion, the state courts of the State of Delaware or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any claims brought by a stockholder (including a beneficial owner) (i) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (ii) as to which the Delaware General Corporation Law confers jurisdiction upon the Delaware Court of Chancery. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Aegion or Aegion’s directors or officers, which may discourage such lawsuits against Aegion and Aegion’s directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
We do not intend to pay cash dividends on our common stock in the foreseeable future.
We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings to provide for the operation and expansion of our business or for the repurchase of shares of our common stock. Any payment of cash dividends will depend upon our earnings, financial condition, cash flows, financing agreements and other factors deemed relevant by our board of directors. Furthermore, under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends. However, we carefully review this policy regularly and could initiate dividends in the future depending on appropriate circumstances.
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
Underground Solutions, our wholly-owned subsidiary, leases office and warehouse space in California and Pennsylvania, and also leases pipe storage space in North Dakota and South Carolina.
Fyfe Co., our wholly-owned subsidiary, leases an office in San Diego, California.

Corrpro, our wholly-owned subsidiary, owns certain office and warehouse space in Medina, Ohio as well as a manufacturing and warehouse facility in Sands Springs, Oklahoma. Its subsidiary, Corrpro Canada Inc., also owns certain premises in Edmonton, Alberta, Canada used for office and warehouse space. In addition, our Corrpro subsidiary in the United Kingdom, Corrpro Companies Europe Ltd., owns an office and production facility in Stockton-on-Tees, United Kingdom.
Our wholly-owned subsidiary, United Pipeline Systems, owns an office and shop facility as well as additional property in Durango, Colorado. In addition, our wholly-owned Canadian subsidiary, United Pipeline Systems Limited, owns an operating facility in Edmonton, Alberta, Canada for office space and manufacturing.
Our wholly-owned subsidiary, Bayou, owns a pipe yard in New Iberia, Louisiana and leases approximately 220 acres from the Port of Iberia and other property owners in Louisiana, of which certain portions have been subleased to our other Bayou subsidiaries.
ACS, another wholly-owned subsidiary, owns certain premises in Conroe, Texas that are used as office space and operational facilities.
Our wholly-owned subsidiary, Aegion Energy Services, leases an office in Irvine, California for its headquarters and, along with Brinderson and Schultz, also leases various operational facilities throughout California and Washington.
We own or lease various operational facilities in the United States, Canada, Europe, Latin America, South America, Asia-Pacific, Australia and the Middle East, and the foregoing facilities are regarded by management as adequate for the current requirements of our business.
Item 3. Legal Proceedings.
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure.
None.

Item 4A. Executive Officers of the Registrant.
Our executive officers, and their respective ages and positions with us, are as follows:

Charles R. Gordon	58	President and Chief Executive Officer
David F. Morris	55	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	49	Executive Vice President and Chief Financial Officer
John D. Huhn	48	Senior Vice President and Chief Strategy Officer
Michael D. White	44	Senior Vice President and Corporate Controller
Stephen P. Callahan	50	Senior Vice President – Human Resources
Charles R. Gordon serves as our President and Chief Executive Officer, a position he has held since October 2014. Mr. Gordon had been serving as our interim Chief Executive Officer since May 2014 and has served on our Board of Directors since 2009. Prior to serving as interim Chief Executive Officer of the Company, Mr. Gordon served as Chief Executive Officer of Natural Systems Utilities, LLC, a distributed water infrastructure company, from February 2014 to May 2014. Prior to Natural Systems Utilities, LLC, Mr. Gordon was President and Chief Operating Officer of Nuverra Environmental Solutions, Inc. (a holding company formerly known as Heckmann Corporation that buys and builds companies in the water sector) from November 2010 until his resignation in October 2013. Mr. Gordon was President and Chief Executive Officer of Siemens Water Technologies (a business unit of Siemens AG, a world leader in products, systems and services for water and wastewater treatment for industrial, institutional and municipal customers) from 2008 to 2010. Previously, Mr. Gordon served as Executive Vice President of the Siemens Water & Wastewater Systems Group from 2005 to 2008 and as Executive Vice President of the Siemens Water & Wastewater Services and Products Group from 2003 to 2005. His past experience also includes various management positions with US Filter Corporation and Arrowhead Industrial Water, prior to the acquisition of US Filter Corporation by the Siemens family of companies in 2004.
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
John D. Huhn serves as our Senior Vice President and Chief Strategy Officer, a position he has held since early 2016.  Mr. Huhn served as our Senior Vice President - Strategy & Corporate Development from October 2014 until early 2016 and as our Vice President, Strategy & Corporate Development from June 2014 until October 2014.  Prior to rejoining Aegion in June 2014, Mr. Huhn served as Vice President, Strategy and Corporate Development for HBM Holdings, a private equity firm that acquires, builds and operates middle market businesses, a position he held since 2012.  Prior to HBM Holdings, Mr. Huhn served as our Vice President, Strategy and Corporate Development from 2008 to 2012.
Michael D. White serves as our Senior Vice President and Corporate Controller, a position he has held since October 2014. Mr. White joined Aegion in October 2013 as Vice President and Corporate Controller. Prior to joining Aegion, he served in various financial leadership positions in the oil and gas and technology industries, including Chief Accounting Officer for both SunGard Energy and Wood Group Production Services. Prior to 2001, he was a manager with Ernst & Young, LLP. Mr. White earned a BBA in Accounting and Finance from the University of Houston and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2016 and 2015, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low
2016
First Quarter	$21.50	$16.00
Second Quarter	21.95	17.35
Third Quarter	21.00	17.18
Fourth Quarter	26.14	17.85

2015
First Quarter	$19.47	$15.31
Second Quarter	19.67	17.11
Third Quarter	19.92	15.97
Fourth Quarter	22.41	16.16
During the quarter ended December 31, 2016, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 21, 2017, the number of holders of record of our common stock was 422.
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

The following table provides information as of December 31, 2016 with respect to the shares of common stock that may be issued under our existing equity compensation plans:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,924,719	$19.22	1,312,122
Equity compensation plans not approved by security holders	—	—	—
Total	1,924,719	$19.22	1,312,122
_________________________________

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes: (i) 170,253 stock options; (ii) 1,501,021 restricted stock, restricted stock units and restricted performance units; and (iii) 253,445 deferred stock units outstanding at December 31, 2016.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases made by us of our common stock during the year ended December 31, 2016, pursuant to share repurchase programs approved by our Board of Directors.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2016 (1) (2)	435,798	$17.14	431,128	$7,868,694
February 2016 (1) (2)	305,328	17.73	289,632	3,016,659
March 2016 (1) (2)	169,530	20.30	137,822	422,066
April 2016 (1) (2)	52,257	20.69	51,949	18,961,760
May 2016 (1) (2)	201,456	19.49	200,000	15,450,389
June 2016 (1) (2)	200,880	19.25	200,428	11,591,883
July 2016 (1) (2)	140,191	19.92	135,871	8,784,523
August 2016 (1) (2)	221,405	18.92	221,200	14,702,882
September 2016 (1) (2)	240,502	18.36	240,350	10,290,173
October 2016 (1) (2)	206,435	19.04	205,016	6,385,249
November 2016 (1) (2)	149,043	21.93	89,879	4,547,923
December 2016 (1) (2) (3)	27,069	24.25	23,600	—
Total	2,349,894	$18.92	2,226,875
_________________________________

(1)
In November 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015 and 2016. In March 2016, our board of directors authorized the open market repurchase of up to an additional $20.0 million of our common stock to be made during 2016 following expiration of the November 2015 program. We began repurchasing shares under the March 2016 program in April 2016 immediately following completion of the November 2015 program. In August 2016, our board of directors authorized the open market repurchase of up to an additional $10.0 million of our common stock to be made during 2016 following expiration of the March 2016 program. We began repurchasing shares under the August 2016 program in October 2016 immediately following completion of the March 2016 program. Our authorization to repurchase shares under the August 2016 program expired on December 31, 2016. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our then current Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. During 2016, 61,980 shares were surrendered in connection with stock swap transactions and 61,039 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

(3)	In October 2016, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017.

Performance Graph
The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. The compensation committee of our board of directors also reviews data for this peer group in establishing the compensation of our executive officers. In 2016, the peer group index was comprised of the following companies:

Actuant Corporation	Helix Energy Solutions Group
Barnes Group, Inc.	Newpark Resources
Basic Energy Services, Inc.	Tesco Corporation
Valmont Industries, Inc.	C&J Energy Services, Inc.
Kennametal, Inc.	CIRCOR International, Inc.
Tetra Tech, Inc.	Forum Energy Technologies, Inc.
Matrix Service Company	Mas Tec, Inc.
Dril-Quip, Inc.	McDermontt International Inc.
Team, Inc.	Oil States International Inc.
Willbros Group, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2011 and that all dividends, if any, were reinvested.
Comparison of Five-Year Cumulative Return

	2011	2012	2013	2014	2015	2016
Aegion Corporation	$100.00	$144.65	$142.70	$121.32	$125.88	$154.50
S&P 500 Total Returns	100.00	116.00	153.57	174.60	177.01	198.18
Peer Group	100.00	111.51	143.41	108.77	76.13	108.35

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the preceding performance graph shall not be deemed incorporated by reference into any such filings.

Item 6. Selected Financial Data.
The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Report and previously published historical financial statements not included in this Report. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes, contained in this Report.

	Years Ended December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$1,221,920	$1,333,570	$1,331,421	$1,091,420	$1,016,831
Operating income (loss)	50,826	19,946	(19,812)	66,882	81,803
Income (loss) from continuing operations (6)	29,488	(8,067)	(33,320)	50,812	54,374
Loss from discontinued operations	—	—	(3,847)	(6,461)	(1,713)
Net income (loss) (6)	29,488	(8,067)	(37,167)	44,351	52,661
Basic earnings (loss) per share:
Income (loss) from continuing operations (6)	0.85	(0.22)	(0.88)	1.31	1.38
Loss from discontinued operations	—	—	(0.10)	(0.17)	(0.04)
Net income (loss) (6)	0.85	(0.22)	(0.98)	1.14	1.34
Diluted earnings (loss) per share:
Income (loss) from continuing operations (6)	0.84	(0.22)	(0.88)	1.30	1.37
Loss from discontinued operations	—	—	(0.10)	(0.17)	(0.04)
Net income (loss) (6)	0.84	(0.22)	(0.98)	1.13	1.33
BALANCE SHEET DATA:
Cash and cash equivalents	$129,500	$209,253	$174,965	$158,045	$133,676
Working capital, net of cash	172,136	171,176	198,834	210,858	202,469
Current assets (7)	532,237	678,196	638,122	603,858	560,661
Property, plant and equipment, net	156,747	144,833	168,213	182,303	183,163
Goodwill	298,619	249,120	293,023	348,680	272,294
Identified intangible assets, net	194,911	174,118	182,273	209,283	159,629
Total assets (7)	1,193,582	1,254,013	1,291,133	1,372,332	1,214,882
Current maturities of long-term debt	19,835	17,648	26,399	22,024	33,775
Long-term debt, less current maturities	350,785	333,480	346,536	361,530	218,834
Total liabilities (7)	617,399	659,457	646,048	645,411	498,761
Total stockholders’ equity	568,500	578,025	626,635	709,368	699,316
_________________________________

(1)
2016 results include charges of $15.9 million related to our 2016 and 2014 restructuring efforts and $2.7 million in acquisition expenses related to our acquisitions of Underground Solutions, Fyfe Europe, Concrete Solutions, LMJ and diligence on other targets. Results also include a gain of $6.6 million in connection with the settlement of two longstanding lawsuits.

(2)
2015 results include charges of $11.0 million related to our 2014 Restructuring, $43.5 million related to certain goodwill impairments, and $1.9 million in acquisition expenses related to our acquisitions of Schultz, Underground Solutions and diligence on other targets. Results also include $3.4 million related to expenses associated with the amended and restated $650 million senior secured credit facility and our write-off of unamortized debt issuance costs from our prior credit facility.

(3)
2014 results include charges of $49.5 million related to our 2014 Restructuring, $52.7 million related to certain goodwill and definite-lived intangible asset impairments, and $1.4 million in acquisition expenses related to our acquisition of Brinderson and diligence on other targets. Results also include $4.5 million in proceeds received in connection with the settlement of escrow claims related to the purchase of Brinderson.

(4)	2013 results include $5.8 million in acquisition expenses related to our acquisition of Brinderson and diligence on other targets.

(5)
2012 results include $3.1 million in acquisition expenses related to our acquisitions of Fyfe LA, Fyfe Asia and diligence on other targets. Additionally, 2012 statement of operations data was retrospectively adjusted for the impact of discontinued operations.

(6)	All periods presented include amounts attributable to Aegion Corporation.

(7)	Amounts also include certain components of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Executive Summary
Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen infrastructure around the world. Since 1971, we have played a pioneering role in finding innovative solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. We also maintain the efficient operation of refineries and other industrial facilities and provide innovative solutions for the strengthening of buildings, bridges and other structures. We are committed to Stronger. Safer. Infrastructure®. Our products and services are currently utilized in approximately 80 countries across six continents. We believe the depth and breadth of our products and services make us a leading provider for the world’s infrastructure rehabilitation and protection needs.

Business Outlook
We believe favorable end markets and the progress made over the last two years to advance our long-term strategy give us the opportunity to grow revenue and operating income across all three platforms in 2017, which is expected to result in strong earnings per share growth, greater cash generation and an increase in return on invested capital.
Infrastructure Solutions
We will make investments in 2017 to expand the use of Insituform® CIPP in several regions currently underserved by Insituform in the North American wastewater pipeline market. Our objective is to maintain growth and our leading share in a large and mature market. Outside North America, we are selectively targeting markets in Europe for contract installation of Insituform® CIPP to compliment a strategy to grow third-party product sales across the continent. We are also pursuing additional contract installations opportunities in Australia and plan to grow third-party CIPP sales in several Asian countries.
One of the most attractive areas for growth is in the rehabilitation of municipal pressure pipelines, primarily in North America. We have a diverse portfolio of solutions in a highly fragmented and growing North American market. We also have an attractive market in Asia-Pacific for large-diameter pressure pipe strengthening. We completed a research and development effort in 2016 that is expected to significantly reduce material and installation costs for Tyfo® Fibrwrap® while maintaining the superior material properties and quality of the technology. We also improved our InsituMain® CIPP technology to give customers a more robust solution. These enhancements and favorable market conditions support our expectations for growth in 2017.
With favorable end markets, strategic investments and technology enhancements, we expect Infrastructure Solutions in 2017 to grow revenues faster than the low-to-mid-single digit three-year target. However, operating margins will likely be slightly lower than in 2016 due to potential increases in petroleum-based input and construction labor costs, especially in North America. We are employing continuous improvement processes in our CIPP manufacturing and operations to partially offset these expected cost headwinds.
Corrosion Protection
We expect a modest recovery in 2017 from the impact caused by depressed oil prices over the last two years, which will be aided by the anticipated completion of a $130 million deepwater pipe coating and insulation project.
Over 50 percent of Corrosion Protection’s revenues come from cathodic protection services for midstream oil and gas pipelines in North America, an attractive and growing market that we believe justifies further investment to outpace market growth. To that end, we plan to roll out a new asset integrity management program in 2017 for pipeline corrosion inspections. The new service will improve data accuracy and processing efficiency, customize the data transfer format (including geospatial mapping) and provide faster access to the information by customers. Corrosion Protection’s pipeline inspection services are expected to create a multiplier effect for our other capabilities in direct pipeline inspections, engineering, cathodic protection system installation and pipeline corrosion remediation. Our objective is to expand the relationships with our top customers, who are the leading pipeline owners in North America, to accelerate revenue growth. Asset integrity management is an important element of that strategy and we expect to transition a number of those customers to the new system in 2017.
With oil prices trading in a stable range since the fall of 2016, we have responded to more customer inquiries for our Tite Liner® lining pipeline protection system, pipe coatings and insulation for the United States Gulf Coast region and field pipe coatings domestically and overseas. We are encouraged by the growing customer interest and believe this can lead to a modestly improved energy market in 2017, especially in North America. The planned contribution from the deepwater project and anticipated modest recovery in the energy markets establishes our Corrosion Protection expectations for mid-teens revenue growth and mid-single digit operating margins in 2017. The outlook is in line with the three-year targets for revenue growth and operating margin expansion.

Energy Services
We expect Energy Services to build on the momentum achieved in the second half of 2016 after completing the downsizing of its upstream operations in Central California and the Permian Basin as part of the 2016 Restructuring. The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead maintenance provider in 13 out of the 17 refineries on the United States West Coast. We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround support, electrical and instrumentation maintenance and small capital construction activities. We also expect growth in 2017 from a greater number of turnaround, or refinery shutdown, activities. We will continue to improve operating efficiencies to maximize margins and cash generation. The favorable outlook we expect in 2017 supports low to mid-single digit revenue growth and operating margins above the results achieved in the fourth quarter of 2016.

Acquisitions/Strategic Initiatives/Divestitures
Acquisitions
Our recent acquisition strategy has focused on the world’s aging infrastructure and the investment needed to maintain infrastructure in North America and overseas. During 2016, we targeted strategic acquisitions in the infrastructure sector by:

i.	adding patented Fusible PVC® pipe technology to our pressure pipe rehabilitation portfolio through the acquisition of Underground Solutions;

ii.	expanding our CIPP presence in Europe by acquiring the CIPP contracting operations of LMJ, a Danish company;

iii.	gaining worldwide rights to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology by acquiring Fyfe Europe; and

iv.	expanding our FRP presence in Asia through the acquisition of Concrete Solutions.
See Note 1 to the consolidated financial statements contained in this Report for additional information and disclosures regarding our acquisitions.
2016 Restructuring
During 2016, we completed our 2016 Restructuring, which (i) repositioned Energy Services’ upstream operations in California, (ii) reduced Corrosion Protection’s upstream exposure by divesting our interest in Bayou Perma-Pipe Canada, Ltd. (“BPPC”), our Canadian pipe coating joint venture, (iii) right-sized Corrosion Protection to compete more effectively and (iv) reduced corporate and other operating costs. The 2016 Restructuring reduced consolidated annual costs by approximately $17.4 million, of which approximately $1.2 million, $6.6 million and $5.6 million related to recognized savings within Infrastructure Solutions, Corrosion Protection and Energy Services, respectively, and $4.0 million related to reduced corporate costs. Cost savings were achieved primarily through office closures and reducing headcount by approximately 964 employees, or 15.5% of our total workforce as of December 31, 2015.
During 2016, we recorded pre-tax charges of $16.1 million ($10.3 million after tax), most of which were cash charges, consisting primarily of employee severance and benefits, early lease termination and other costs associated with the restructuring efforts as described above. We do not expect to incur any future charges related to the 2016 Restructuring.
2014 Restructuring
The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. We achieved these cost savings by (i) exiting certain unprofitable international locations for our CIPP business and consolidating our worldwide FRP business with the global CIPP business, all of which is in Infrastructure Solutions; and (ii) eliminating certain idle facilities in our pipe coating and insulation operation in Louisiana, which is in Corrosion Protection.
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Total headcount reductions were 86 as of December 31, 2016 and total pre-tax 2014 Restructuring charges since inception were $60.3 million ($44.8 million after tax) and consisted of non-cash charges totaling $48.3 million and cash charges totaling $12.0 million. See Note 3 to the consolidated financial statements contained in this Report for additional information on the charges related to the 2014 Restructuring. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material. We expect to incur additional non-cash charges in 2017, primarily related to the potential release of cumulative currency translation adjustments resulting from the restructured locations as well as the foreign currency impact from settlement of inter-company loans. All such charges will be recognized in Infrastructure Solutions.
See “Financial Statements and Supplementary Data” in Item 8 of this Report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations
Overview
In 2016, Infrastructure Solutions experienced increased revenues and profitability due to favorable market conditions primarily in our CIPP business in North America. In February 2016, we added Fusible PVC® to our pressure pipe rehabilitation portfolio through the acquisition of Underground Solutions.
Energy Services and Corrosion Protection continued to experience upstream, and to a lesser extent midstream, market challenges as a result of low oil prices. In response to these market challenges, we successfully executed our 2016 Restructuring which included cost reductions, mainly from employee headcount reductions and office closures, and the divestiture of our Canadian joint venture interest in BPPC.
Significant Events
2016 Restructuring – As part of the 2016 Restructuring, we recorded pre-tax charges of $16.1 million ($10.3 million post-tax) during 2016 (see Note 3 to the consolidated financial statements contained in this Report).
2014 Restructuring – As part of the 2014 Restructuring, we recorded pre-tax charges (credits) of $(0.2) million ($(0.1) million post-tax), $11.0 million ($8.7 million post-tax) and $26.7 million ($22.5 million post-tax) during 2016, 2015 and 2014, respectively. These charges exclude long-lived asset impairment charges of $22.8 million in 2014 for the Bayou, Europe and Asia-Pacific reporting units noted below. Including those charges, total 2014 Restructuring pre-tax charges were $49.5 million ($36.2 million post-tax) in 2014 (see Notes 2 and 3 to the consolidated financial statements contained in this Report).
Impairment of goodwill – We recorded pre-tax, non-cash goodwill impairment charges of $43.5 million ($35.7 million post-tax) and $51.5 million ($45.8 million post-tax) during 2015 and 2014, respectively (see Note 2 to the consolidated financial statements contained in this Report). These charges were recorded as follows:
Energy Services Reporting Unit – During the fourth quarter of 2015, we recognized a pre-tax, non-cash charge of $33.5 million. In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and our subsequent decision to reduce exposure to the upstream market, we performed a market assessment of our energy-related businesses and concluded that sustained low oil prices will continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2016. The loss of contracts, coupled with the decision to downsize, caused us to perform an interim impairment review of the goodwill and long-lived assets of our operations affected by these circumstances. As a result of the review, we determined that goodwill was impaired; however, there were no impairment charges related to long-lived assets. The Energy Services reporting unit is included in the Energy Services reportable segment.
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
Fyfe Reporting Unit – During the fourth quarter of 2014, we recognized a pre-tax, non-cash charge of $1.2 million as a result of our annual impairment assessment for goodwill. During the goodwill assessment, the Fyfe reporting unit had a fair value below its carrying value, which caused us to perform an impairment review of long-lived assets. As a result of our review, we determined that the customer relationship intangible asset related to our Fyfe Latin America asset group had been fully impaired.
Brinderson escrow settlement – During the fourth quarter of 2014, we finalized the settlement (“Brinderson escrow settlement”) of negotiated working capital for the Brinderson acquisition in 2013 as well as escrow claims made pursuant to the purchase agreement. As a result of the settlement, we received proceeds of approximately $5.5 million, $1.0 million of which was recorded as a purchase price adjustment related to working capital, and the remaining $4.5 million was recorded as an offset to operating expense in the Consolidated Statements of Operations. Brinderson is reported in the Energy Services reportable segment.
Legal settlement – In December 2016, we settled two lawsuits related to the December 2012 departure of several key leaders in sales and operations for the Tyfo® Fibrwrap® technology, which is part of the Infrastructure Solutions platform. Under the settlement, we will receive $6.6 million; and accordingly, recorded the gain to “Gain on litigation settlement” in the Consolidated Statement of Operations. The initial $3.6 million cash payment was received in December 2016 and the remainder is to be paid in $750,000 installments over the next four years.
Divestitures – In December 2015, we recognized a loss of $0.6 million related to the sale of our 51% joint venture interest in BPPC, which transaction closed in February 2016 (see Notes 2 and 5 to the consolidated financial statements contained in this Report).
In March 2014, we recognized a loss of $0.5 million related to the sale of our 49% joint venture interest in Bayou Coating.
See Note 1 to the consolidated financial statements contained in this Report.

Operating Results

				2016 vs 2015			2015 vs 2014
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2016	2015	2014	$	%		$	%
Revenues	$1,221,920	$1,333,570	$1,331,421	$(111,650)	(8.4)%		$2,149	0.2%
Gross profit	253,164	275,787	279,983	(22,623)	(8.2)		(4,196)	(1.5)
Gross profit margin	20.7%	20.7%	21.0%	N/A	—		N/A	(30	)bp
Operating expenses	197,099	209,477	234,105	(12,378)	(5.9)		(24,628)	(10.5)
Goodwill impairment	—	43,484	51,512	(43,484)	N/M		(8,028)	(15.6)
Definite-lived intangible asset impairment	—	—	12,116	—	—		(12,116)	N/M
Gain on litigation settlement	(6,625)	—	—	(6,625)	N/M		—	—
Acquisition-related expenses	2,696	1,912	1,375	784	41.0		537	39.1
Restructuring charges	9,168	968	687	8,200	847.1		281	40.9
Operating income (loss)	50,826	19,946	(19,812)	30,880	154.8		39,758	200.7
Operating margin	4.2%	1.5%	(1.5)%	N/A	270	bp	N/A	300	bp
Income (loss) from continuing operations	29,160	(7,990)	(31,565)	37,150	465.0		23,575	(74.7)
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

2016 Compared to 2015
Revenues
Revenues decreased $111.7 million, or 8.4%, to $1,221.9 million in 2016 compared to $1,333.6 million in 2015. The decrease in revenues was due to a $90.5 million decline in Energy Services’ revenues primarily resulting from our first quarter 2016 decision to downsize our exposure to the upstream energy market due to the effects of lower oil prices and a decrease in refinery clean-up, construction and turnaround activities. Revenues in Corrosion Protection decreased $36.4 million mainly due to (i) a decrease in Canadian upstream, and to a lesser extent midstream, project activity attributable to a decline in client spending on crude oil projects as well as a $25.3 million revenue decline associated with the sale of our Canadian pipe coating joint venture interest in February 2016, (ii) a decrease in domestic upstream project activity and (iii) the completion of certain large international projects performed primarily in 2015 and completed in early 2016. Revenues in Infrastructure Solutions increased $15.3 million primarily due to our acquisition of Underground Solutions in February 2016 and an increase in CIPP contracting installation services activity in North America, partially offset by decreases in FRP project activity in North America and international CIPP contracting installation services activity. Foreign currency rates in relation to the U.S dollar had an immaterial impact on consolidated revenues, as well as individual segment revenues, in 2016 compared to 2015.
Gross Profit and Gross Profit Margin
Gross profit decreased $22.6 million, or 8.2%, to $253.2 million in 2016 compared to $275.8 million in 2015. As part of the 2016 Restructuring and 2014 Restructuring, we recognized charges totaling $0.3 million and $2.7 million in 2016 and 2015, respectively. Excluding restructuring charges, gross profit decreased $25.0 million, or 9.0%, to $253.5 million in 2016 compared to $278.5 million in 2015. The decrease in gross profit was primarily due to a $10.0 million decrease in Corrosion Protection and a $14.5 million decrease in Energy Services primarily due to declines in revenues, as noted above, and added costs associated with certain challenging international projects in Corrosion Protection. Gross profit in Infrastructure Solutions increased $1.8 million largely driven by an increase in CIPP contracting installation services activity in North America and the contribution from Underground Solutions, partially offset by a decline in emergency large diameter pressure pipe projects in our North American FRP business. Foreign currency rates in relation to the U.S dollar had an immaterial impact on consolidated gross profit, as well as individual segment gross profit, in 2016 compared to 2015.
Gross profit margin remained consistent at 20.7% in 2016 and 2015. Excluding restructuring charges, gross profit margin declined 20 basis points to 20.7% in 2016 from 20.9% in 2015. Gross profit margin declined primarily due to the negative impacts from challenging upstream energy market conditions in Corrosion Protection and decreased labor and equipment utilization in our international CIPP operations in Infrastructure Solutions, partially offset by the higher margin contribution from Infrastructure Solutions’ Underground Solutions business and improved margins in Energy Services.
See Segment Results below for broader discussion regarding changes in gross profit and gross profit margin by segment.
Operating Expenses
Operating expenses decreased $12.4 million, or 5.9%, to $197.1 million in 2016 compared to $209.5 million in 2015. As part of the 2016 Restructuring and 2014 Restructuring, we recognized charges of $6.2 million and $4.4 million in 2016 and 2015, respectively. In 2015, we recorded a loss reserve of $2.9 million related to a long-dated accounts receivable in Corrosion Protection and a loss reserve of $2.8 million related to a legal matter in Infrastructure Solutions. Excluding restructuring charges and noted loss reserves, operating expenses decreased $8.5 million, or 4.3%, to $190.9 million in 2016 compared to $199.4 million in 2015.
The decrease in operating expenses was primarily due to our restructuring efforts, which generated cost savings mainly in Energy Services’ upstream operation and Corrosion Protection’s upstream and midstream operations. Included in the decrease in operating expenses was an offset to operating expenses related to favorable reductions in reserves for certain Brinderson pre-acquisition matters in Energy Services and a decrease related to the sale of our Canadian pipe coating operation in Corrosion Protection. Partially offsetting the decrease in operating expenses was an increase in Infrastructure Solutions primarily related to the acquisition of Underground Solutions. Foreign currency rates in relation to the U.S dollar had an immaterial impact on consolidated operating expenses, as well as individual segment operating expenses, in 2016 compared to 2015.
Operating expenses as a percentage of revenues were 16.1% and 15.7% in 2016 and 2015, respectively. Excluding restructuring charges and loss reserves noted above, operating expenses as a percentage of revenues were 15.6% and 15.0% in 2016 and 2015, respectively.
Consolidated Income (Loss) from Continuing Operations
Consolidated income from continuing operations increased $37.2 million, or 465.0%, to $29.2 million in 2016, from a consolidated loss of $8.0 million in 2015.

Included in consolidated income from continuing operations were the following pre-tax items: (i) 2016 Restructuring and 2014 Restructuring charges of $15.9 million ($10.2 million post-tax) and $11.0 million ($8.7 million post-tax) in 2016 and 2015, respectively, (ii) goodwill impairment charges of $43.5 million ($35.7 million post-tax) in 2015, (iii) loss reserves of $2.9 million ($2.0 million post-tax) in 2015 related to long-dated accounts receivable, (iv) a loss reserve of $2.8 million ($1.7 million post-tax) related to a legal matter in 2015, (v) gain on a litigation settlement of $6.6 million ($4.0 million post-tax) in 2016, (vi) the loss on the sale of BPPC of $0.6 million ($0.4 million post-tax) in 2015 and (vii) acquisition-related expenses of $2.7 million ($2.2 million post-tax) and $1.9 million ($1.2 million post-tax) in 2016 and 2015, respectively.
Excluding the above items, consolidated income from continuing operations decreased $8.2 million, or 17.8%, to $37.9 million in 2016 from $46.1 million in 2015. This decrease was primarily due to declining revenues and gross profit related to the negative impacts from the low oil price environment in Energy Services and Corrosion Protection, partially offset by an increase in revenues and gross profit in Infrastructure Solutions. Operating expenses favorably impacted consolidated income as a result of operating expense savings associated with our restructuring efforts and decreases in reserves for certain Brinderson pre-acquisition matters noted above, partially offset by the operating expense contribution from Underground Solutions. Consolidated income from continuing operations in 2016, as compared to 2015, was negatively impacted by an increase in interest expense due to higher borrowing costs and higher debt balances, but positively benefited from the $4.2 million reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits. Foreign currency rates in relation to the U.S dollar had an immaterial impact on consolidated income from continuing operations in 2016 compared to 2015.
2015 Compared to 2014
Revenues
Revenues increased $2.1 million, or 0.2%, to $1,333.6 million in 2015 compared to $1,331.4 million in 2014. The increase in revenues was primarily due to increased maintenance and turnaround services activity in our downstream operation within Energy Services, increased North American CIPP contracting installation services activity within Infrastructure Solutions, and increased project activity in our pipe coating and insulation operation in Louisiana within Corrosion Protection. Partially offsetting the increase in revenues were negative impacts from foreign currency rates in relation to the U.S dollar which equated to a $51.8 million decline in revenues in 2015 compared to 2014. Revenues also declined as a result of our 2014 Restructuring as we exited or were in the process of exiting, certain under-performing operations located in European and Asia-Pacific regions in 2015. Additionally, revenues declined in our upstream and midstream oil and gas operations within Energy Services and Corrosion Protection.
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
The decrease in operating expenses was primarily the result of cost savings achieved in our European, Asia-Pacific and North American operations as part of the 2014 Restructuring, as well as favorable impacts from foreign currency rates in relation to the U.S. dollar. Additionally, operating expenses in Corrosion Protection decreased as a result of controlled spending efforts in our operations servicing the upstream market given the challenging market conditions. Partially offsetting these decreasing factors was an increase in operating expenses related to additional staff to support growth in the downstream refining market serviced by Energy Services.
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
Included in consolidated income (loss) from continuing operations were the following pre-tax items: (i) 2014 Restructuring charges of $11.0 million ($8.7 million post-tax) and $26.7 million ($22.5 million post-tax) in 2015 and 2014, respectively, (ii) goodwill impairment charges of $43.5 million ($35.7 million post-tax) and $51.5 million ($45.8 million post-tax) in 2015 and 2014, respectively, (iii) definite-lived intangible asset impairment charges of $24.0 million ($14.5 million post-tax) in 2014, (iv) loss reserves of $2.9 million ($2.0 million post-tax) and $7.5 million ($4.5 million post-tax) in 2015 and 2014, respectively, related to long-dated accounts receivable, (v) a loss reserve of $2.8 million ($1.7 million post-tax) related to a legal matter in 2015, (vi) Brinderson escrow settlement gain of $4.5 million ($2.8 million post-tax) in 2014, (vii) the loss on the sale of BPPC of $0.6 million ($0.4 million post-tax) in 2015 and (viii) acquisition-related expenses of $1.9 million ($1.2 million post-tax) and $1.4 million ($0.8 million post-tax) in 2015 and 2014, respectively.
Excluding the above items, consolidated income from continuing operations was $46.1 million in 2015, a decrease of $7.0 million, or 13.3%, from $53.1 million in 2014. This decrease was primarily due to the decline in project activities in our upstream, and to a lesser extent midstream, operations within Corrosion Protection and Energy Services, which were negatively impacted by a sharp decline in oil prices during the second half of 2014 and reduced customer spending. Partially offsetting the decrease in consolidated income from continuing operations was an increase in CIPP contracting installation services activity in Infrastructure Solutions and increased customer demand for services provided by our downstream operation in Energy Services.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted consolidated income from continuing operations by $4.2 million in 2015 compared to the prior year.
Contract Backlog
Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. We assume these signed contracts are funded. For government or municipal contracts, our customers generally obtain funding through local budgets or pre-approved bond financing. We have not undertaken a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of contracts in backlog have not been funded. However, we have little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract.
The following table summarizes our consolidated backlog by segment for each of the last three years (in millions):

	December 31,
	2016	2015	2014
Infrastructure Solutions (1)	$283.4	$311.2	$337.5
Corrosion Protection (2)	213.4	272.5	176.0
Energy Services (3)	192.8	192.8	244.5
Total backlog	$689.6	$776.5	$758.0
_________________________________

(1)	December 31, 2016, 2015 and 2014 included backlog from restructured entities of zero, $0.8 million and $3.7 million, respectively.

(2)	December 31, 2016 and 2015 included backlog from our large domestic pipe coating and insulation contract of $96.8 million and $134.3 million, respectively.

(3)	December 31, 2016, 2015 and 2014 included upstream-related backlog of $29.8 million, $41.1 million and $96.5 million, respectively.
Included within backlog for Energy Services are amounts that represent expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of December 31, 2016, 1.2% and 29.8% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. With the exception of Energy Services, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the customer. In a situation where a customer terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain circumstances, we may be entitled to allowable termination and cancellation costs. There were no significant cancellations in 2016.
While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.
Total contract backlog decreased $86.9 million, or 11.2%, to $689.6 million at December 31, 2016 from $776.5 million at December 31, 2015. The decrease in backlog was due to several factors, including (i) work performed during 2016 on the large domestic pipe coating and insulation contract included in backlog at December 31, 2015 within Corrosion Protection ; (ii) the 2016 completion of large coating services projects in the Middle East and South America within Corrosion Protection; (iii) the 2016 completion of large projects in our other pipe coating and insulation operations within Corrosion Protection; and (iv) record 2016 revenues and the timing of awards in our North American CIPP operations within Infrastructure Solutions. Partially offsetting the decrease in total backlog was an increase in cathodic protection awards, primarily in the United States, within Corrosion Protection, and the increases within Infrastructure Solutions attributable to Underground Solutions, LMJ and Concrete Solutions, which were acquired in 2016. Energy Services overall backlog remained unchanged, however, declines related to upstream activities were largely offset by more activity in the downstream market boosted by the renewal of a large maintenance contract in December 2016. A higher and more stable oil price environment has the potential for customers to increase spending on pipeline assets. In the event crude oil prices remain depressed, however, our outlook and contract backlog could continue to be be negatively impacted. Market conditions continue to be favorable across most geographies for Infrastructure Solutions as municipal spending activity generally remains strong as a result of steady local economies and increased environmental enforcement.
Subject to factors discussed in Item 1A – “Risk Factors”, we estimate that approximately $677.7 million, or 98.3%, of total backlog at December 31, 2016 will be realized as revenues in 2017.

Segment Results

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

				2016 vs 2015			2015 vs 2014
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2016	2015	2014	$	%		$	%
Revenues	$571,551	$556,234	$567,205	$15,317	2.8%		$(10,971)	(1.9)%
Gross profit	141,681	139,895	135,883	1,786	1.3		4,012	3.0
Gross profit margin	24.8%	25.2%	24.0%	N/A	(40	)bp	N/A	120	bp
Operating expenses	89,477	90,928	124,101	(1,451)	(1.6)		(33,173)	(26.7)
Goodwill impairment	—	—	16,069	—	—		(16,069)	N/M
Definite-lived intangible asset impairment	—	—	1,220	—	—		(1,220)	N/M
Gain on litigation settlement	(6,625)	—	—	(6,625)	N/M		—	—
Acquisition-related expenses	2,696	1,132	—	1,564	138.2		1,132	N/M
Restructuring charges	2,630	968	687	1,662	171.7		281	40.9
Operating income (loss)	53,503	46,867	(6,194)	6,636	14.2		53,061	(856.7)
Operating margin	9.4%	8.4%	(1.1)%	N/A	100	bp	N/A	950	bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
2016 Compared to 2015
Revenues
Revenues in Infrastructure Solutions increased $15.3 million, or 2.8%, to $571.6 million in 2016 compared to $556.2 million in 2015. As part of the 2014 Restructuring, we exited certain foreign operations primarily in 2015. Excluding revenues from restructured operations, revenues in Infrastructure Solutions increased $23.3 million, or 4.3%, in 2016 compared to 2015. The increase in revenues was primarily driven by the $29.4 million contribution from Underground Solutions, which was acquired in February 2016, and record revenues in our North American CIPP operation. Revenues in our European operation increased primarily due to the $4.9 million contribution from LMJ, which was acquired in June 2016. Partially offsetting the increase in revenues was a decrease in FRP project activity in North America compared to 2015, which included the completion of a large industrial project that was performed and completed in 2015, and a decrease in CIPP project activity in our Asia-Pacific operation.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $1.8 million, or 1.3%, to $141.7 million in 2016 compared to $139.9 million in 2015. As part of the 2014 Restructuring, we recognized charges of $0.1 million and $2.7 million in 2016 and 2015, respectively, related to costs associated with the exiting of certain foreign locations. Excluding restructuring charges, gross profit decreased $0.9 million, or 0.6%, to $141.7 million in 2016 compared to $142.6 million in 2015. The decrease in gross profit was primarily due to: (i) a decline in emergency large diameter pressure pipe activity in our North American FRP business, (ii) a decline in CIPP contracting installation services activity in our Asia-Pacific operation primarily related to project execution, (iii) a decline in gross profit in our European operation primarily due to lower labor and equipment utilization, and (iv) an expense of $3.6 million in the first half of 2016 for the recognition of inventory step up related to the Underground Solutions acquisition. Substantially offsetting the decrease in gross profit were increases in our North American operation, which included the contribution from Underground Solutions and increased CIPP contracting installation services activity.
Gross profit margin declined 40 basis points to 24.8% in 2016 from 25.2% in 2015. Excluding restructuring charges, gross profit margin declined 80 basis points to 24.8% in 2016 from 25.6% in 2015. Gross profit margin declined mainly as a result of a decline in FRP project activity in our North American operation and, to a lesser extent, lower labor and equipment utilization in our European and Asia-Pacific CIPP operations. Partially offsetting the decline in gross profit margin were increases related to higher margin project activity in Underground Solutions and greater efficiencies in CIPP project activity in our North American operation.

Operating Expenses
Operating expenses in Infrastructure Solutions decreased $1.5 million, or 1.6%, to $89.5 million in 2016 compared to $90.9 million 2015. As part of the 2016 Restructuring, we recognized charges totaling $0.6 million in 2016 related to cost reduction efforts. As part of the 2014 Restructuring, we recognized expense reversals totaling $0.3 million and charges totaling $4.4 million in 2016 and 2015, respectively, associated with the exiting of certain foreign locations. In 2015, we recorded a loss reserve of $2.8 million related to a legal matter. Excluding restructuring charges and the loss reserve for the legal matter in 2015, operating expenses increased $5.4 million, or 6.5%, to $89.2 million in 2016 compared to $83.8 million in 2015. The increase in operating expenses was primarily due to the contribution from Underground Solutions since its acquisition in February 2016 and, to a lesser extent, operating expense contributions related to the acquisitions of LMJ, Concrete Solutions and Fyfe Europe in 2016. Partially offsetting the increase in operating expenses were decreases related to cost savings in our FRP and CIPP operations in North America.
Operating expenses as a percentage of revenues were 15.7% and 16.3% in 2016 and 2015, respectively. Excluding restructuring charges and the loss reserve noted above, operating expenses as a percentage of revenues were 15.6% and 15.1% in 2016 and 2015, respectively.
Operating Income and Operating Margin
Operating income in Infrastructure Solutions increased $6.6 million, or 14.2%, to $53.5 million in 2016 compared to $46.9 million in 2015. Operating margin increased 100 basis points to 9.4% in 2016 compared to 8.4% in 2015.
Included in operating income were the following pre-tax items: (i) gain on litigation settlement of $6.6 million related to our FRP business in North America, (ii) 2016 Restructuring charges of $3.1 million primarily related to severance, extension of benefits, employee assistance programs, wind-down and other restructuring costs in 2016, (iii) 2014 Restructuring expense reversals of $0.2 million in 2016 and charges of $8.1 million in 2015, (iv) inventory step-up expense of $3.6 million associated with the acquisition of Underground Solutions, (v) acquisition-related expenses of $2.7 million and $1.1 million in 2016 and 2015, respectively, and (vi) a loss reserve of $2.8 million related to a legal matter in 2015.
Excluding the above items, operating income decreased $2.8 million, or 4.7%, to $56.1 million in 2016 compared to $58.8 million in 2015 and operating margin declined 80 basis points to 9.8% in 2016 from 10.6% in 2015. These decreases were primarily driven by a decline in FRP project activity in North America, a decline in profitability in our European operation related to lower labor and equipment utilization, and a decline in CIPP contracting installation services activity in Asia-Pacific mainly due to delays in project timing. Partially offsetting the decreases in operating income and operating margin were increases primarily related to our North American operation, which benefited from increased CIPP contracting installation services activity, improved efficiencies and the contribution from Underground Solutions. Foreign currency rates in relation to the U.S dollar had an immaterial impact on operating income in 2016 compared to 2015.
2015 Compared to 2014
Revenues
Revenues in Infrastructure Solutions decreased $11.0 million, or 1.9%, to $556.2 million in 2015 from $567.2 million in 2014. The decrease in revenues was primarily the result of negative impacts from foreign currency rates in relation to the U.S dollar, which equated to a $22.3 million decline in revenues in 2015 compared to 2014. Revenues also declined as a result of our 2014 Restructuring as we exited, or were in the process of exiting, certain under-performing operations located in the European and Asia-Pacific regions in 2015. Partially offsetting the decrease in revenues was an increase related to growth in CIPP contracting installation services activity in our North American operation. Our North American operation benefited in 2015 from an increased backlog primarily due to favorable market conditions and improved market share.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $4.0 million, or 3.0%, to $139.9 million in 2015 compared to $135.9 million in 2014. Excluding 2014 Restructuring charges of $2.7 million and $4.4 million in 2015 and 2014, respectively, gross profit increased $2.4 million, or 1.7%, to $142.6 million in 2015 compared to $140.2 million in 2014. The increase in gross profit was primarily due to increased revenues in our North American operation, supply cost savings related to resin, fuel and fiber costs as a result of lower commodity prices in 2015 compared to 2014, and improved project execution. Partially offsetting the increase in gross profit was a decrease related to a decline in CIPP contracting installation services activity in our European operation, which was part of the 2014 Restructuring. The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for the segment by $4.6 million in 2015 compared to the prior year.
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
Operating Expenses
Operating expenses in Infrastructure Solutions decreased $33.2 million, or 26.7%, to $90.9 million in 2015 compared to $124.1 million 2014. In 2015, we recorded a loss reserve of $2.8 million related to a legal matter. In 2014, we recorded a loss reserve of $7.5 million within operating expenses related to disputed and long-dated accounts receivables. Excluding (i) the loss reserve of $2.8 million related to a legal matter in 2015, (ii) the loss reserve of $7.5 million in 2014, and (iii) 2014 Restructuring charges of $4.4 million and $20.5 million in 2015 and 2014, respectively; operating expenses decreased $12.3 million, or 12.8%, to $83.8 million in 2015 compared to $96.1 million in 2014. The decrease in operating expenses was primarily the result of cost savings achieved in our European, Asia-Pacific and North American operations as part of the 2014 Restructuring, partially offset by increased information technology investments and other costs allocated from our corporate administrative function. The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $2.5 million in 2015 compared to the prior year.
Operating expenses as a percentage of revenues were 16.3% and 21.9% in 2015 and 2014, respectively. Excluding the loss reserves and 2014 Restructuring charges as noted above, operating expenses as a percentage of revenues were 15.1% and 16.9% in 2015 and 2014, respectively.
Operating Income (Loss) and Operating Margin
Operating income in Infrastructure Solutions increased $53.1 million, or 856.6%, to $46.9 million in 2015 compared to a loss of $6.2 million in 2014. Operating margin increased 950 basis points to 8.4% in 2015 from (1.1)% in 2014.
Included in operating income (loss) were the following pre-tax items: (i) 2014 Restructuring charges of $8.1 million and $25.6 million in 2015 and 2014, respectively, (ii) loss reserve of $2.8 million related to a legal matter in 2015, (iii) loss reserve related to a disputed and long-dated accounts receivable of $7.5 million in 2014, (iv) goodwill impairment charges of $16.1 million in 2014, (v) definite-lived intangible asset impairment charges of $1.2 million in 2014, and (vi) acquisition-related expenses of $1.1 million in 2015.
Excluding the above items, operating income increased $14.7 million, or 33.3%, to $58.8 million in 2015 compared to $44.1 million in 2014 and operating margin improved 280 basis points to 10.6% in 2015 from 7.8% in 2014. These increases were primarily the result of cost savings achieved in our European, Asia-Pacific and North American operations as part of the 2014 Restructuring, supply cost savings and improved project execution. The change in foreign currency rates in relation to the U.S. dollar negatively impacted operating income for the segment by $2.0 million in 2015 compared to the prior year.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

				2016 vs 2015			2015 vs 2014
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2016	2015	2014	$	%		$	%
Revenues	$401,469	$437,921	$458,409	$(36,452)	(8.3)%		$(20,488)	(4.5)%
Gross profit	83,269	93,220	99,304	(9,951)	(10.7)		(6,084)	(6.1)
Gross profit margin	20.7%	21.3%	21.7%	N/A	(60	)bp	N/A	(40	)bp
Operating expenses	77,657	84,577	83,256	(6,920)	(8.2)		1,321	1.6
Goodwill impairment	—	9,957	35,443	(9,957)	N/M		(25,486)	(71.9)
Definite-lived intangible asset impairment	—	—	10,896	—	—		(10,896)	N/M
Acquisition-related expenses	—	457	719	(457)	N/M		(262)	(36.4)
Restructuring charges	3,803	—	—	3,803	N/M		—	—
Operating income (loss)	1,809	(1,771)	(31,010)	3,580	202.1		29,239	(94.3)
Operating margin	0.5%	(0.4)%	(6.8)%	N/A	90	bp	N/A	640	bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

2016 Compared to 2015
Revenues
Revenues in Corrosion Protection decreased $36.5 million, or 8.3%, to $401.5 million in 2016 compared to $437.9 million in 2015. The decrease in revenues was primarily due to a $43.2 million decline in revenues generated from our Canadian operations, which included a $25.3 million decline related to the sale of our Canadian pipe coating operation in February 2016, as weak Canadian market conditions negatively impacted our cathodic protection and industrial linings operations. Also contributing to the decrease in revenues was a decline in project activities in the Middle East primarily in our cathodic protection and industrial linings operations and the completion of a large coating services project in South America. Partially offsetting the decreases in revenues were increases primarily related to production on a large domestic project in our pipe coating and insulation operation, increased project activities in our domestic and European cathodic protection operations and increased project activities in our coating services operation in the Middle East.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $10.0 million, or 10.7%, to $83.3 million in 2016 compared to $93.2 million in 2015. As part of the 2016 Restructuring, we recognized charges of $0.3 million in 2016 related to the downsizing of certain upstream and midstream operations. Excluding restructuring charges, gross profit decreased $9.7 million, or 10.4%. The decrease in gross profit was primarily due to a $11.7 million decline in gross profit generated from our Canadian operations, which included a $4.7 million decline related to the sale of our Canadian pipe coating operation, as project activity in Canada declined as noted above. Also contributing to the decrease in gross profit were added costs on certain challenging coating services projects in the Middle East and a large coating services project in South America performed mostly in 2015 and completed in early 2016. Partially offsetting the decreases in gross profit were increases primarily related to production on a large domestic project in our pipe coating and insulation operation, increased project activities in our domestic as well as European cathodic protection operation and increased project activities in our domestic industrial linings operation. Improved efficiencies resulting from our 2016 Restructuring efforts also led to higher gross profit generated in our cathodic protection operation.
Gross profit margin declined 60 basis points to 20.7% in 2016 from 21.3% in 2015. Excluding 2016 Restructuring charges, gross profit margin declined 50 basis points in 2016 from 2015. The decrease in gross profit margin was primarily due to added costs on certain coating services projects in the Middle East as well as lower labor and equipment utilization in our Canadian operations. Partially offsetting the decrease in gross profit margin were increases primarily related to production on a large domestic project with a higher margin profile in our pipe coating and insulation operation, higher margin work in our domestic industrial linings operation and improved efficiencies resulting from our 2016 Restructuring efforts in our cathodic protection operation.
Operating Expenses
Operating expenses in Corrosion Protection decreased $6.9 million, or 8.2%, to $77.7 million in 2016 compared to $84.6 million in 2015. Excluding 2016 Restructuring charges of $0.5 million related to the downsizing of certain midstream and upstream operations in 2016 and loss reserves of $2.9 million related to long-dated accounts receivable in 2015, operating expenses decreased $4.5 million, or 5.5%, to $77.2 million in 2016 compared to $81.7 million in 2015. The decrease in operating expenses was primarily due to cost savings associated with our 2016 Restructuring and other controlled spending efforts in a period of declining revenues. Also contributing to the decrease in operating expenses was $1.6 million related to the sale of our Canadian pipe coating operation.
Operating expenses as a percentage of revenues were 19.3% and 19.3% in 2016 and 2015, respectively. Excluding 2016 Restructuring charges and the loss reserves in 2015, as noted above, operating expenses as a percentage of revenues were 19.2% and 18.7% in 2016 and 2015, respectively.
Operating Income (Loss) and Operating Margin
Operating income in Corrosion Protection increased $3.6 million, or 202.1%, to $1.8 million in 2016 compared to a loss of $1.8 million in 2015. Operating margin improved 90 basis points to 0.5% in 2016 compared to (0.4)% in 2015.
Included in operating income (loss) were the following pre-tax items: (i) 2016 Restructuring charges of $4.6 million related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other restructuring costs related to the downsizing of certain of our upstream operations in 2016, (ii) goodwill impairment charges of $10.0 million in 2015, (iii) loss reserve of $2.9 million related to a long-dated accounts receivable in 2015, and (iv) acquisition-related expenses of $0.5 million in 2015.
Excluding the above items, operating income decreased $5.2 million, or 44.7%, to $6.4 million in 2016 compared to $11.5 million in 2015 and operating margin declined 100 basis points to 1.6% in 2016 from 2.6% in 2015. These decreases were primarily due to declining revenues and gross profit, as noted above, partially offset by operating expense savings primarily generated from cost saving initiatives associated with the 2016 Restructuring. Foreign currency rates in relation to the U.S dollar had an immaterial impact on operating income in 2016 compared to 2015.
2015 Compared to 2014
Revenues
Revenues in Corrosion Protection decreased $20.5 million, or 4.5%, to $437.9 million in 2015 compared to $458.4 million in 2014. The decrease in revenues was primarily the result of negative impacts from foreign currency rates in relation to the U.S dollar, which equated to a $29.6 million decline in revenues in 2015 compared to 2014. Revenues also declined due to decreased project activity in our industrial linings operation, our cathodic protection operation and our Canadian pipe coating operation mainly due to challenging market conditions. These challenges were the result of decreased customer spending and customer driven delays in project start dates, particularly as it relates to our businesses tied to the upstream, and to a lesser extent midstream, energy markets, which were negatively impacted by lower oil prices. Partially offsetting the decreases in revenues were increases primarily related to project activity in our pipe coating and insulation operation and our coating services operation, the later of which benefited from a large project in South America.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $6.1 million, or 6.1%, to $93.2 million in 2015 compared to $99.3 million in 2014. In 2014, as part of our 2014 Restructuring, we recorded long-lived asset impairment charges of $11.3 million related to certain fixed assets in our pipe coating and insulation operation in Louisiana. Excluding long-lived asset impairment charges, gross profit decreased $17.4 million, or 15.7%, to $93.2 million in 2015 compared to $110.6 million in 2014. The decrease in gross profit was primarily due to (i) a decline in revenues in our cathodic protection operation, our industrial linings operation and our Canadian pipe coating operation mainly due to challenging market conditions noted previously, (ii) a shift in higher margin offshore work to lower margin onshore work in our coating services operation, (iii) lower labor and equipment utilization in our cathodic protection operation as projects were delayed or canceled, thereby making it increasingly difficult to remain efficient, and (iv) impacts from unfavorable changes in foreign currency rates in relation to the U.S. dollar. Partially offsetting the decrease in gross profit were improved results in our domestic pipe coating and insulation operation and our Canadian cathodic protection operation, notwithstanding unfavorable foreign currency rates between the Canadian dollar versus the U.S. dollar in 2015.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for the segment by $6.1 million in 2015 compared to the prior year.
Gross profit margin decreased 40 basis points to 21.3% in 2015 from 21.7% in 2014. Excluding long-lived asset impairment charges in 2014, gross profit margin decreased 280 basis points to 21.3% in 2015 from 24.1% in 2014. The decrease in gross profit margin was mainly due to the same factors impacting gross profit as noted above with the primary driver being the shift in higher margin offshore work to lower margin onshore work in our coating services operation.
Operating Expenses
Operating expenses in Corrosion Protection increased $1.3 million, or 1.6%, to $84.6 million in 2015 compared to $83.3 million in 2014 primarily due to a loss reserve of $2.9 million recorded in 2015 related to a long-dated accounts receivable. Additionally, operating expenses increased as a result of increased sales and administrative functions in our cathodic protection operation and increased information technology investments and other costs allocated from our corporate administrative function. Partially offsetting the increase in operating expenses was a decrease resulting from controlled spending efforts in response to market challenges in our coating services operation, our industrial linings operation and our pipe coating and insulation operation.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $2.1 million in 2015 compared to the prior year.
Operating expenses as a percentage of revenues were 19.3% and 18.2% in 2015 and 2014, respectively.
Operating Income (Loss) and Operating Margin
Corrosion Protection recognized a operating loss of $1.8 million in 2015 compared to a operating loss of $31.0 million in 2014. Operating margin increased 640 basis points to (0.4)% in 2015 compared to (6.8)% in 2014.
Included in operating income (loss) were the following pre-tax items: (i) loss reserve of $2.9 million related to a long-dated accounts receivable in 2015, (ii) long-lived asset impairment charges of $11.3 million in 2014, (iii) goodwill impairment charges of $10.0 million and $35.4 million in 2015 and 2014, respectively, (iv) definite-lived intangible asset impairment charges of $10.9 million in 2014, and (v) acquisition-related expenses of $0.5 million and $0.7 million in 2015 and 2014, respectively.

Excluding the above items, operating income decreased $15.9 million, or 58.0%, to $11.5 million in 2015 from $27.4 million in 2014 and operating margin declined 340 basis points to 2.6% in 2015 from 6.0% in 2014. These decreases were primarily due to a decline in revenues and related gross profit as a result of challenging market conditions. As noted above, these declines were mainly the result of decreased customer spending and customer driven delays in project start dates, particularly as it relates to our businesses tied to the upstream, and to a lesser extent midstream, energy markets which were negatively impacted by low oil prices.
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
Key financial data for Energy Services was as follows:

				2016 vs 2015			2015 vs 2014
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2016	2015	2014	$	%		$	%
Revenues	$248,900	$339,415	$305,807	$(90,515)	(26.7)%		$33,608	11.0%
Gross profit	28,214	42,672	44,796	(14,458)	(33.9)		(2,124)	(4.7)
Gross profit margin	11.3%	12.6%	14.6%	N/A	(130	)bp	N/A	(200	)bp
Operating expenses	29,965	33,972	26,748	(4,007)	(11.8)		7,224	27.0
Goodwill impairment	—	33,527	—	(33,527)	N/M		33,527	N/M
Acquisition-related expenses	—	323	656	(323)	N/M		(333)	(50.8)
Restructuring charges	2,735	—	—	2,735	N/M		—	—
Operating income (loss)	(4,486)	(25,150)	17,392	20,664	(82.2)		(42,542)	(244.6)
Operating margin	(1.8)%	(7.4)%	5.7%	N/A	560	bp	N/A	(1,310	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
2016 Compared to 2015
Revenues
Revenues in Energy Services decreased $90.5 million, or 26.7%, to $248.9 million in 2016 compared to $339.4 million in 2015. The decrease was due to a revenue decline of $68.3 million in our upstream operation, located primarily in Central California and the Permian Basin. As part of the 2016 Restructuring, we significantly reduced our exposure to the upstream energy market in response to challenging upstream energy market conditions. Also contributing to the decrease in revenues was a decline of $22.2 million in our downstream operation primarily due to reduced refinery clean-up, construction and turnaround activities.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services decreased $14.5 million, or 33.9%, to $28.2 million in 2016 compared to $42.7 million in 2015. The decrease in gross profit was primarily due to declining revenues, as noted above, and cost overruns mainly on certain isolated lump sum construction projects in the first half of 2016 associated with the downsizing of our upstream operation.
Gross profit margin declined 130 basis points to 11.3% in 2016 compared to 12.6% in 2015 primarily due to the cost overruns mentioned above and a decline in higher margin clean-up, construction and turnaround activities in our downstream operation.
Operating Expenses
Operating expenses in Energy Services decreased $4.0 million, or 11.8%, to $30.0 million in 2016 compared to $34.0 million in 2015. As part of the 2016 Restructuring, we recognized charges of $5.4 million in 2016 primarily related to the downsizing our upstream operation. Excluding restructuring charges, operating expenses decreased $9.4 million, or 27.8%, primarily due to controlled spending efforts as well as reserve decreases totaling $4.1 million in 2016 for certain Brinderson pre-acquisition matters and a $0.7 million expense in 2015 for severance related costs due to organizational leadership changes.
Operating expenses as a percentage of revenues were 12.0% and 10.0% in 2016 and 2015, respectively. Excluding restructuring charges noted above, operating expenses as a percentage of revenues were 9.9% and 10.0% in 2016 and 2015, respectively.
Operating Loss and Operating Margin
Operating loss in Energy Services decreased $20.7 million, or 82.2%, to a loss of $4.5 million in 2016 compared to a loss of $25.2 million in 2015. Operating margin improved 560 basis points to (1.8)% in 2016 from (7.4)% in 2015.
Included in operating income (loss) were the following pre-tax items: (i) 2016 Restructuring charges of $8.2 million primarily related to severance, retention, extension of benefits, employee assistance programs, wind-down, early lease termination and other restructuring costs related to the downsizing of our upstream operation in 2016, (ii) reserve decreases totaling $4.1 million in 2016 for certain Brinderson pre-acquisition matters, (iii) goodwill impairment charges of $33.5 million in 2015, and (iv) acquisition-related expenses of $0.3 million in 2015 related to the purchase of Schultz.
Excluding the above items, operating income decreased $9.2 million, or 105.2%, to a loss of $0.5 million in 2016 compared to income of $8.7 million in 2015 and operating margin declined 280 basis points to (0.2)% in 2016 compared to 2.6% in 2015. These decreases were primarily due to decreases in revenues and related impacts to gross profit and gross profit margins as noted above, partially offset by reduced operating expenses resulting from restructuring and a reduction in reserves related to certain Brinderson pre-acquisition matters.
2015 Compared to 2014
Revenues
Revenues in Energy Services increased $33.6 million, or 11.0%, to $339.4 million in 2015 compared to $305.8 million in 2014. The increase was primarily driven by a $55.8 million increase in refining maintenance and turnaround service activities in our downstream operation in the western United States. Robust demand for our downstream services resulted in record billable hours in 2015 as our customers operated refineries at high utilization. Partially offsetting the increase in revenues was a $21.9 million revenue decline in our upstream operation as customers curtailed project activities in response to lower crude oil prices. The steep and rapid decline in crude oil prices beginning in late 2014 caused customers to tighten their capital expenditures, delay project start dates or renegotiate contract terms, including reductions in the prices of our products and services, or in some instances, contract cancellations or revisions.
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
Operating Expenses
Operating expenses in Energy Services increased $7.2 million, or 27.0%, to $34.0 million in 2015 compared to $26.7 million in 2014. As part of the Brinderson escrow settlement, we recorded an offset to operating expenses of $4.5 million in 2014. Excluding the Brinderson escrow settlement, operating expenses increased $2.7 million, or 8.7%, to $34.0 million in 2015 compared to $31.2 million in 2014. The increase in operating expenses was primarily the result of additional support costs including sales staff, human resources and finance personnel to support growth in the downstream refining market, as well as increased corporate allocation costs as described earlier. Included in operating expenses for 2015 were expenses totaling $1.8 million related to Schultz, which was acquired in March 2015. Additionally, we recognized $0.7 million for employee severance costs related to organizational leadership changes in early 2015.
Operating expenses as a percentage of revenues were 10.0% and 8.7% in 2015 and 2014, respectively. Excluding the Brinderson escrow settlement, operating expenses as a percentage of revenues were 10.0% and 10.2% in 2015 and 2014, respectively.
Operating Income (Loss) and Operating Margin
Operating income in Energy Services decreased $42.5 million, or 244.6%, to a loss of $25.2 million in 2015 compared to $17.4 million of income in 2014. Operating margin declined 1,310 basis points to (7.4)% in 2015 from 5.7% in 2014.

Included in operating income (loss) were goodwill impairment charges of $33.5 million in 2015 and the Brinderson escrow settlement of $4.5 million in 2014. Excluding these items, operating income decreased $4.5 million, or 35.0%, to $8.4 million in 2015 compared to $12.9 million in 2014 and operating margin declined 170 basis points to 2.5% in 2015 from 4.2% in 2014. These decreases were primarily due to price pressures and reductions in higher margin activities in our upstream operation, partially offset by robust downstream refining activities in 2015. Also contributing to the declines in operating income and operating margin was an increase in operating expenses as noted above.
Included in operating income were charges for acquisition related expenses totaling $0.3 million and $0.7 million in 2015 and 2014, respectively. We incurred these charges mainly in connection with the Schultz acquisition in 2015 and trailing costs related to the Brinderson acquisition in 2013.

Other Income (Expense)
Interest Income and Expense
Interest income decreased less than $0.1 million in 2016 compared to 2015. Interest expense decreased by $1.0 million to $15.0 million in 2016 compared to $16.0 million in 2015. During the fourth quarter of 2015, we recognized charges of $3.4 million related to certain arrangement fees associated with securing our new $650.0 million senior secured credit facility as well as the write-off of previously unamortized deferred financing costs. Excluding these prior year charges, interest expense increased $2.4 million in 2016 compared to 2015 due to higher borrowing costs under our new Credit Facility, higher debt balances resulting from the February 2016 acquisition of Underground Solutions and an increase in amortized loan fees.
Interest income decreased $0.4 million to $0.2 million in 2015 compared to $0.6 million in 2014, primarily due to lower interest rates throughout the year. Interest expense increased by $3.1 million to $16.0 million in 2015 compared to $12.9 million in 2014 primarily due to the fourth quarter of 2015 charges mentioned above, offset by reduced outstanding loan principal balances during 2015 compared to 2014.
Other Income (Expense)
Other expense was $0.7 million in 2016 and primarily related to foreign currency transaction losses, partially offset by the release of cumulative currency translation gains related to disposed entities.
Other expense was $2.9 million in 2015 and primarily related to foreign currency transaction losses, the $2.9 million loss recognized on the sale of Video Injection - Insituform SAS and the $0.6 million loss recognized on the sale of BPPC (both of which are discussed in Note 1 to the consolidated financial statements contained in this Report), partially offset by income of $0.8 million related to a settlement of escrow claims for the acquisition of CRTS, Inc. (as discussed in Note 1 to the consolidated financial statements contained in this Report) and the recorded gains of approximately $0.7 million on the sale of certain assets related to our restructured entities.
Other expense was $3.9 million in 2014 and primarily related to foreign currency transaction losses, the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating and the $0.5 million loss recognized on the sale of Ka-te Insituform AG (both of which are discussed in Note 1 to the consolidated financial statements contained in this Report).

Taxes on Income (Loss)
Taxes on income decreased $3.1 million to $6.1 million in 2016 compared to $9.2 million in 2015. Our effective tax rate for continuing operations was 17.3% and 757.6% in 2016 and 2015, respectively. The effective tax rate in 2016 was positively impacted by: (i) a $4.2 million net benefit, or 11.8% benefit to the effective tax rate, related to reductions of previously recorded valuation allowances in the U.S., due to changes in the realization of future tax benefits and deferred tax composition changes; and (ii) a $2.6 million net benefit from foreign tax rate differences primarily related to earnings from Europe. Partially offsetting these benefits was: (i) a $1.4 million increase in the valuation allowance on certain net operating losses and deferred tax assets in foreign jurisdictions, primarily Europe; (ii) certain non-deductible tax items related to the 2016 Restructuring; and (iii) a higher mix of earnings toward U.S. jurisdictions, which generally have higher statutory tax rates.
The effective tax rate in 2015 was unfavorably impacted by: (i) significant pre-tax charges primarily related to goodwill impairments, certain of which are not deductible for tax purposes; (ii) U.S. income and foreign withholding taxes on the repatriation of foreign earnings; and (iii) the impact of establishing valuation allowances on deferred tax assets in jurisdictions where we are unlikely to recognize these benefits. Partially offsetting these items was a $1.5 million net benefit from foreign tax rate differences primarily related to earnings from Europe and Canada.
Taxes on income increased $13.0 million to $9.2 million in 2015 compared to a tax benefit of $3.8 million in 2014. Our effective tax rate for continuing operations was 757.6% and 10.7% in 2015 and 2014, respectively.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero in 2016 and 2015 and $0.6 million in 2014. Equity in earnings of affiliated companies in 2014 includes three months of contributions from Bayou Coating, our former pipe coating joint venture in Baton Rouge, Louisiana, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this Report).

Non-controlling Interests
Income and loss attributable to non-controlling interests was a loss of $0.3 million in 2016 and income of $0.1 million and $1.8 million in 2015 and 2014, respectively. In 2016, losses from our joint ventures in Mexico and Saudi Arabia were partially offset by profitability from our joint ventures in Oman and Louisiana. In 2015, profitability from our joint venture in Oman and our coating joint venture in Canada, was partially offset by losses from our joint venture in Mexico and our insulation coating joint venture in Louisiana, which experienced project inefficiencies and lower operational margins. In 2014, profitability from our joint ventures in Oman, Canada and Mexico was offset by lower income from our joint venture in Morocco and losses from the start-up of our Louisiana joint venture.

Loss from Discontinued Operations
Loss from discontinued operations was zero, zero and $3.8 million in 2016, 2015 and 2014, respectfully. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. During the fourth quarter of 2014, we completed final liquidation of BWW, which included the settlement of outstanding receivables with a single customer associated with a larger fabrication project. We also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of $6.0 million within discontinued operations.

Liquidity and Capital Resources
Cash and Equivalents

	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$129,500	$209,253
Restricted cash	4,892	5,796
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
During 2016, capital expenditures were primarily related to the construction of the new plant utilized for the large pipe coating and insulation project in our Corrosion Protection segment. Additionally, capital expenditures were also related to growth and maintenance capital in our Infrastructure Solutions operations. For 2017, we expect a similar overall level of capital expenditures from that in 2016, with slightly increased capital expenditures to support the growth of our Infrastructure Solutions business and to expand our domestic cathodic protection facilities, offset by the completion of the pipe coating and insulation plant.
Under the terms of our Credit Facility, we are authorized to annually purchase up to $40 million of our common stock in open market transactions, subject to Board of Director authorization. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. During 2016, we acquired 2,226,875 shares of our common stock for $41.8 million ($18.76 average price per share) through the open market repurchase program discussed above. In October 2016, our Board of Directors authorized the open market repurchase of up to

$40.0 million of our common stock to be made during 2017. Any shares repurchased during 2017 are expected to be funded primarily through available cash. Once repurchased, we promptly retire such shares.
As part of our 2016 Restructuring, we incurred $15.3 million in cash charges during 2016 related to employee severance, extension of benefits, employment assistance programs and early lease termination and other restructuring costs as we repositioned our Energy Services’ upstream operations in California, right-sized Corrosion Protection to compete more effectively, and reduced corporate and other operating costs. We do not expect to incur any future cash costs related to the 2016 Restructuring. These actions reduced consolidated annual costs by approximately $17.4 million primarily through headcount reductions and office closures.
As part of our 2014 Restructuring, we incurred cash charges of $0.3 million in 2016 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. While estimated remaining cash costs to be incurred for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2017, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
At December 31, 2016, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $66.5 million, or 51.4%, of our cash was denominated in currencies other than the United States dollar as of December 31, 2016. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As part of the February 2016 acquisition of Underground Solutions, we repatriated approximately $29.7 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.2 million in additional taxes. This was viewed as a one-time, special-use transaction. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At December 31, 2016, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
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
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $73.2 million in 2016 compared to $132.0 million provided in 2015. The decrease in operating cash flow from 2016 to 2015 was primarily due to lower cash-related earnings in 2016 and lower cash flows related to working capital primarily as a result of the timing of vendor payments. Net income during 2016 was negatively impacted by $15.3 million in cash charges related to our 2016 Restructuring.
Working capital used $10.1 million of cash during 2016 compared to $35.5 million provided in 2015. This decrease in cash flow was primarily due to significant movements in billings in excess of costs and estimated earnings and prepaid expenses and other current assets. Our billings in excess of costs and estimated earnings was $62.7 million at December 31, 2016, a decrease of $24.8 million from December 31, 2015, due primarily to the timing of billing and advance deposits received on certain coating and insulation projects at our Bayou Louisiana facility. Our prepaid expenses and other current assets was $51.8 million at December 31, 2016, a decrease of $15.2 million from December 31, 2015, due primarily to the timing of advance deposits paid to suppliers on the same projects described above. Excluding the changes in the line items described above, the other elements of working capital provided $0.9 million in cash in 2016 primarily due to a focused effort on accounts receivable management, partially offset by the timing of vendor payments. Days sales outstanding decreased by approximately five days as of December 31, 2016 compared to December 31, 2015 partially due to the coating and insulation project activity stated above and the impact of stronger collections in nearly all operations globally, with particular improvement in the North American CIPP operation. During 2015 and 2014, we improved our DSO by fifteen and eight days, respectively.
Cash flows from operating activities of continuing operations provided $81.9 million in 2014. The increase in operating cash flow from 2015 to 2014 was primarily related to increased contributions provided by working capital, partially offset by lower cash-related earnings in 2015. The net losses recorded in 2015 and 2014 primarily relate to non-cash charges of approximately $48.7 million and $97.1 million, respectively. Working capital provided $35.5 million of cash during 2015 compared to $17.9 million used in 2014. This increase in cash flow was primary due to significant movements in billings in excess of costs and estimated earnings and prepaid expenses and other current assets due primarily to the timing of billing and advance deposits received on the coating and insulation projects noted above. Also contributing to the increased cash flow was the focused effort on accounts receivable management, as described above.
Cash Flows from Investing Activities
Investing activities from continuing operations used $127.3 million and $39.1 million of cash in 2016 and 2015, respectively. During 2016, we used $96.3 million to acquire Underground Solutions, selected assets of Fyfe Europe, the CIPP business of LMJ and Concrete Solutions. During 2015, we used $6.7 million to acquire Schultz Mechanical Contractors. During 2016, we received proceeds of $6.6 million, net of cash disposed, from the sale of our interest in our Canadian pipe coating operation. We used $38.8 million in cash for capital expenditures in 2016 compared to $29.5 million used in 2015. The increase during 2016 was primarily due to investments in growth capital related to our global Infrastructure Solutions operations and $13.5 million in capital expenditures related to constructing the new pipe coating and insulation plant in our Corrosion Protection segment. In 2016 and 2015, $1.2 million and $0.9 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in 2016 and 2015 were partially offset by $3.3 million and $3.2 million, respectively, in proceeds received from fixed asset disposals.
In 2014, investing activities from continuing operations used $23.2 million of cash. We used $32.9 million in cash for capital expenditures and sold our interests in Bayou Coating for a total sale price of $9.1 million.
During 2017, we anticipate that we will spend approximately $40.0 million to $45.0 million for capital expenditures.
Cash Flows from Financing Activities
Cash flows from financing activities used $25.9 million during 2016 compared to $50.2 million used in 2015. In 2016 and 2015, we used cash of $44.5 million and $27.8 million, respectively, to repurchase 2.3 million and 1.5 million shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs. We had net borrowings of $36.0 million from our line of credit during 2016, primarily to fund our acquisition activity, and we used cash of $17.5 million to pay down the principal balance of our term loan. During 2015, we amended and restated our $650.0 million credit facility and (i) borrowed $350.0 million on the term loan; (ii) used cash of $368.8 million to retire the previous credit facility; (iii) used cash of $4.4 million for facility financing fees; and (iv) made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment.
In 2014, cash flows from financing activities used $34.6 million of cash. During the year, we used cash of $31.1 million to repurchase 1.3 million shares of our common stock. Additionally, we used cash of $22.0 million to pay down the principal balance of our term loans and borrowed $10.0 million on the line of credit under our credit facility for working capital needs.
Long-Term Debt
In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. The credit facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility.
Our indebtedness at December 31, 2016 consisted of $328.1 million outstanding from the $350.0 million term loan under the credit facility and $36.0 million on the line of credit under the credit facility. During 2016, we (i) borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions; (ii) borrowed $3.0 million on the line of credit to help fund a small acquisition; and (iii) had net borrowings of $3.0 million on the line of credit for both domestic and international working capital needs. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at December 31, 2016.
As of December 31, 2016, we had $28.2 million in letters of credit issued and outstanding under the credit facility. Of such amount, $15.4 million was collateral for the benefit of certain of our insurance carriers and $12.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Also in October 2015, we entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of our $350.0 million term loan drawn from our credit facility. The swap requires us to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of our term loan from the credit facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The credit facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At December 31, 2016, based upon the financial covenants, we had the capacity to borrow up to $53.5 million of additional debt under our credit facility. We were in compliance with all covenants at December 31, 2016 and expect continued compliance for the foreseeable future.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to increase in 2017 due to improved operating income, improved working capital management initiatives and the cost savings generated through our restructuring efforts.
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
The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2016. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

	Payments Due by Period
Cash Obligations (1) (2) (3) (4)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt and notes payable	$374,026	$19,835	$35,899	$28,438	$289,854	$—	$—
Interest on long-term debt	38,321	11,084	10,420	9,575	7,242	—	—
Operating leases	61,085	18,976	14,610	10,723	7,035	4,818	4,923
Total contractual cash obligations	$473,432	$49,895	$60,929	$48,736	$304,131	$4,818	$4,923
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

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled. As of December 31, 2016, we had income tax receivable and income tax payable of $4.6 million and $1.9 million, respectively, recorded on our consolidated balance sheet.

(4)	There were no material purchase commitments at December 31, 2016.

Off-Balance Sheet Arrangements
We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $473.4 million at December 31, 2016. We have no other off-balance sheet financing arrangements or commitments. See Note 11 to the consolidated financial statements contained in this Report regarding commitments and contingencies.

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
Revenue Recognition
We recognize revenues and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. The effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of this Report, if material. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. Approximately 69% of our revenues were derived from percentage-of-completion accounting in each of the years ended December 31, 2016, 2015 and 2014.
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
We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2016 and 2015 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.
We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $208.4 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.
Purchase Price Accounting
We account for our acquisitions in accordance with FASB ASC 805, Business Combinations. The base cash purchase price plus the estimated fair value of any non-cash or contingent consideration given for an acquired business is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on the estimated fair values of such assets and liabilities. The excess of the total consideration over the aggregate net fair values assigned is recorded as goodwill. Contingent consideration, if any, is recognized as a liability as of the acquisition date with subsequent adjustments recorded in the consolidated statements of operations. Indirect and general expenses related to business combinations are expensed as incurred.
We typically determine the fair value of tangible and intangible assets acquired in a business combination using independent valuations that rely on management’s estimates of inputs and assumptions that a market participant would use. Key assumptions include cash flow projections, growth rates, asset lives, and discount rates based on an analysis of weighted average cost of capital.
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses and non-compete agreements) are recorded at cost, net of accumulated depreciation and impairment, and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. During 2016, no such changes were noted. If we determine that the useful life of our property, plant and equipment or our identified intangible assets should be changed, we would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.
Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.
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

In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and our subsequent decision to reduce exposure to the upstream market, we performed a market assessment of our energy-related businesses and concluded that sustained low oil prices would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused us to review the financial performance of at risk asset groups within the reporting unit. The results of Energy Services are reported within the Energy Services reportable segment.
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
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. We determine the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (including the risk-free rate on twenty year U.S. Treasury bonds), and certain other company-specific and market-based factors. As each reporting unit has a different risk profile based on the nature of its operations, the WACC for each reporting unit is adjusted, as appropriate, to account for company-specific risks. Accordingly, the WACC for each reporting unit may differ.
Annual Impairment Assessment - October 1, 2016
We had nine reporting units for purposes of assessing goodwill at October 1, 2016 as follows: North America Pipe Rehabilitation, Europe Pipe Rehabilitation, Asia-Pacific Pipe Rehabilitation, Fyfe, Corrpro, United Pipeline Systems, Bayou, Coating Services and Energy Services. During 2016, we acquired four businesses (see Note 1 to the consolidated financial statements contained in this Report). Underground Solutions was integrated into the North America Pipe Rehabilitation reporting unit; LMJ was integrated into the Europe Pipe Rehabilitation reporting unit; and Fyfe Europe and Concrete Solutions were integrated into the Fyfe reporting unit.
During the fourth quarter of 2016, certain leadership changes and recent acquisitions within Infrastructure Solutions caused us to assess potential reporting unit composition changes, including consideration of aggregation criteria in accordance with FASB ASC 280-10-50-11 and FASB ASC 350-20-55, for certain of our reporting units. In particular, we considered the new management structure in addition to economic similarities and related performance measurement metrics in aggregating our North America Pipe Rehabilitation, Europe Pipe Rehabilitation and Asia-Pacific Pipe Rehabilitation reporting units into a single reporting unit. As noted above, all three reporting units were tested individually during the Company’s 2016 annual impairment testing. There were no indications of impairment noted during this testing, nor were there any indications of impairment during the fourth quarter of 2016 leading up to the reassessment. After assessing the above criteria , we aggregated the three reporting units into a single reporting unit, Municipal Pipe Rehabilitation, as of December 31, 2016. Going forward in 2017, our annual impairment test will be performed at the Municipal Pipe Rehabilitation reporting unit level.
Significant assumptions used in our October 2016 goodwill review included: (i) discount rates ranging from 12.0% to 16.0%; (ii) compound annual growth rates for revenues generally ranging from 2.2% to 7.2% for a majority of the reporting units, with one reporting unit utilizing a 10.8% annual growth rate due to a lower baseline and higher growth trajectory based on recent acquisitions and market potential; (iii) gross margin stability or slight improvement in the short term related to certain reporting units in the energy sector, but sustained or slightly increased gross margins long term; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 1.0% to 3.5%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
During the assessment of our reporting units’ fair values in relation to their respective carrying values, three reporting units had a fair value in excess of 30% of their carrying value, five reporting units had a fair value in excess of 10%, but below 30% of their carrying value, and one reporting unit had a fair value within 10% percent of its carrying value. The reporting unit with a fair value within 10% of its carrying value was the Energy Services reporting unit. The total value of goodwill recorded at the impairment testing date for the Energy Services reporting unit was $46.7 million.
For the Energy Services reporting unit, excess fair value in relation to its carrying value was 9.9%. The values derived from both the income approach and the market approach increased from the December 31, 2015 goodwill impairment review, and the fair value in relation to its carrying value improved from the prior year due to the successful restructuring efforts in 2016 to reposition our upstream energy business in Central California. The fair value for Energy Services increased $11.8 million, or 8.8%, from the prior year analysis. The 2016 analysis assumed a weighted average cost of capital of 13.0% and a long-term growth rate of 2.0%, which are both consistent with the December 31, 2015 review. The income approach analysis also included an annual revenue growth rate of approximately 5.4%, which is higher than the 2.6% growth assumed in the prior year analysis; while gross margins and EBITDA margins were decreased slightly in the short term due to the continued softness in the upstream energy markets. Projected cash flows were based, in part, on favorable refinery maintenance, construction and turnaround activity in 2017 and 2018. Prolonged periods of reduced customer spending could have a material negative affect on Energy Services’ projected long-term cash flows, which could lead to future impairment charges.
Annual Impairment Assessment - October 1, 2015
As a result of the annual impairment assessment in accordance with FASB ASC 350, the CRTS reporting unit had a fair value less than its carrying value. Long-term expectations for the CRTS businesses remained low due to continued uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. CRTS secured sizable project wins during 2014 and 2015; however, most were situated in international onshore and mining markets, which typically offer lower margin profiles. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, we determined that recorded goodwill at CRTS was impaired by $10.0 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, we had remaining CRTS goodwill of $4.4 million. Projected cash flows were based, in part, on maintaining a presence in the higher-margin, international offshore pipeline market and our ability to expand its technology to other applications. If these assumptions do not materialize in a manner consistent with our expectations, there is risk of further impairment to recorded goodwill.
Impairment Review - December 31, 2015
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and our subsequent decision to reduce exposure to the upstream market, we performed a market assessment of our energy-related businesses and concluded that sustained low oil prices would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused us to review the goodwill of our operations affected by these circumstances and determined that a triggering event had occurred. As such, we performed an interim goodwill impairment review for our Energy Services reporting unit as of December 31, 2015. In accordance with the provisions of FASB ASC 350, we determined the fair value of the affected reporting unit and it was found to be less than the carrying value.
For the Energy Services reporting unit, fair value in relation to its carrying value was negative 27.6%. The values derived from the income approach and the market approach decreased 29.0% and 27.6%, respectively, from the October 1, 2015 goodwill impairment analysis. Our expected future cash flows in 2016 and beyond were lowered primarily due to the loss of two key contracts in the Central California upstream energy market in the fourth quarter of 2015. The impairment analysis assumed a weighted average cost of capital of 13.0%, compared 13.5% in the October 1, 2015 review, and a long-term growth rate of 2.0%, which is consistent with the October 1, 2015 review. The income approach analysis included a year 1 decrease in revenue of approximately $90 million and an annual revenue growth rate thereafter of approximately 2.6%, which was slightly lower than the 3.3% annual growth in the previous analysis. Average gross margins were generally consistent between the two analyses; however, operating expenses declined in a manner consistent with revenues as a result of the benefits expected to be achieved from the 2016 Restructuring. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value (as determined in Step1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, we determined that recorded goodwill at Energy Services was impaired by $33.5 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, we had remaining Energy Services goodwill of $46.7 million. Projected cash flows were based on maintaining a smaller but profitable presence in the upstream energy market and continued strength in the Central California downstream energy market. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2016 Restructuring. If these assumptions do not materialize in a manner consistent with our expectations, there is risk of further impairment to recorded goodwill.
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
The following table presents a reconciliation of the beginning and ending balances of goodwill at January 1, 2016 and December 31, 2016 (in millions):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2016
Goodwill, gross	$190,525	$73,345	$80,246	$344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	174,456	27,945	46,719	249,120
Acquisitions (1)	50,585	—	—	50,585
Foreign currency translation	(1,616)	530	—	(1,086)
Balance, December 31, 2016
Goodwill, gross	239,494	73,875	80,246	393,615
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$223,425	$28,475	$46,719	$298,619
__________________________

(1)
During 2016 , we recorded goodwill of $44.0 million, $2.4 million, $0.8 million and $3.4 million related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions, respectively (see Note 1 to the consolidated financial statements contained in this Report).

Accounting Standards Updates
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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2016 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2016 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our Credit Facility.
At December 31, 2016, the estimated fair value of our long-term debt was approximately $366.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2016 would result in a $1.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2016, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $17.6 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2016, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this Report for additional information and disclosures regarding our derivative financial instruments.
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

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based on the criteria set forth in Internal Control – Integrated Framework (2013), management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The scope of management’s evaluation did not include the recent acquisition of Underground Solutions, Inc. Underground Solutions, Inc. is a wholly-owned subsidiary whose total assets and total revenues represented 1.4% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Charles R. Gordon
Charles R. Gordon President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Aegion Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Aegion Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Underground Solutions, Inc. from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Underground Solutions, Inc. from our audit of internal control over financial reporting. Underground Solutions, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 1.4% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Saint Louis, Missouri
March 1, 2017

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues	$1,221,920	$1,333,570	$1,331,421
Cost of revenues	968,756	1,057,783	1,051,438
Gross profit	253,164	275,787	279,983
Operating expenses	197,099	209,477	234,105
Goodwill impairment	—	43,484	51,512
Definite-lived intangible asset impairment	—	—	12,116
Gain on litigation settlement	(6,625)	—	—
Acquisition-related expenses	2,696	1,912	1,375
Restructuring charges	9,168	968	687
Operating income (loss)	50,826	19,946	(19,812)
Other income (expense):
Interest expense	(15,029)	(16,044)	(12,943)
Interest income	166	218	633
Other	(694)	(2,905)	(3,853)
Total other expense	(15,557)	(18,731)	(16,163)
Income (loss) before taxes on income	35,269	1,215	(35,975)
Taxes (benefit) on income (loss)	6,109	9,205	(3,840)
Income (loss) before equity in earnings of affiliated companies	29,160	(7,990)	(32,135)
Equity in earnings of affiliated companies	—	—	570
Income (loss) from continuing operations	29,160	(7,990)	(31,565)
Loss from discontinued operations	—	—	(3,847)
Net income (loss)	29,160	(7,990)	(35,412)
Non-controlling interests (income) loss	328	(77)	(1,755)
Net income (loss) attributable to Aegion Corporation	$29,488	$(8,067)	$(37,167)

Earnings per share attributable to Aegion Corporation:
Basic:
Income (loss) from continuing operations	$0.85	$(0.22)	$(0.88)
Loss from discontinued operations	—	—	(0.10)
Net income (loss)	$0.85	$(0.22)	$(0.98)
Diluted:
Income (loss) from continuing operations	$0.84	$(0.22)	$(0.88)
Loss from discontinued operations	—	—	(0.10)
Net income (loss)	$0.84	$(0.22)	$(0.98)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$29,160	$(7,990)	$(35,412)
Other comprehensive income (loss):
Currency translation adjustments	(6,343)	(25,379)	(27,591)
Pension activity, net of tax(1)	(8)	145	(576)
Deferred gain on hedging activity, net of tax(2)	746	279	296
Total comprehensive income (loss)	23,555	(32,945)	(63,283)
Comprehensive (income) loss attributable to non-controlling interests	294	1,686	(605)
Comprehensive income (loss) attributable to Aegion Corporation	$23,849	$(31,259)	$(63,888)
__________________________

(1)	Amounts presented net of tax of $(2), $37 and $(158) for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)	Amounts presented net of tax of $496, $187 and $196 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$129,500	$209,253
Restricted cash	4,892	5,796
Receivables, net of allowances of $6,098 and $14,524, respectively	186,016	200,883
Retainage	33,643	37,285
Costs and estimated earnings in excess of billings	62,401	89,141
Inventories	63,953	47,779
Prepaid expenses and other current assets	51,832	66,999
Assets held for sale	—	21,060
Total current assets	532,237	678,196
Property, plant & equipment, less accumulated depreciation	156,747	144,833
Other assets
Goodwill	298,619	249,120
Identified intangible assets, less accumulated amortization	194,911	174,118
Deferred income tax assets	1,848	2,130
Other assets	9,220	5,616
Total other assets	504,598	430,984
Total Assets	$1,193,582	$1,254,013

Liabilities and Equity
Current liabilities
Accounts payable	$63,058	$72,732
Accrued expenses	85,010	112,951
Billings in excess of costs and estimated earnings	62,698	87,475
Current maturities of long-term debt	19,835	17,648
Liabilities held for sale	—	6,961
Total current liabilities	230,601	297,767
Long-term debt, less current maturities	350,785	333,480
Deferred income tax liabilities	23,339	19,386
Other non-current liabilities	12,674	8,824
Total liabilities	617,399	659,457

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 33,956,304 and 36,053,499, respectively	340	361
Additional paid-in capital	166,598	199,951
Retained earnings	455,062	425,574
Accumulated other comprehensive loss	(53,500)	(47,861)
Total stockholders’ equity	568,500	578,025
Non-controlling interests	7,683	16,531
Total equity	576,183	594,556
Total Liabilities and Equity	$1,193,582	$1,254,013
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921

Net income (loss)	—	—	—	(37,167)	—	1,755	(35,412)
Issuance of common stock upon stock option exercises, including tax benefit	526,359	5	8,070	—	—	—	8,075
Restricted shares issued	242,722	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	31,794	—	—	—	—	—	—
Forfeitures of restricted shares	(104,013)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,334,738)	(12)	(31,073)	—	—	—	(31,085)
Equity-based compensation expense	—		5,073	—	—	—	5,073
Purchase of non-controlling interest	—		(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—			—	(26,721)	(1,150)	(27,871)
BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085

Net income (loss)	—	—	—	(8,067)	—	77	(7,990)
Issuance of common stock upon stock option exercises, including tax benefit	209,205	2	2,464	—	—	—	2,466
Issuance of shares pursuant to restricted stock units	12,646	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	27,779	—	—	—	—	—	—
Forfeitures of restricted shares	(54,045)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,502,601)	(14)	(27,789)	—	—	—	(27,803)
Equity-based compensation expense	—	—	7,987	—	—	—	7,987
Investment by non-controlling interests	—	—	—	—	—	239	239
Purchase of non-controlling interests	—	—	—	—	—	(472)	(472)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(23,192)	(1,763)	(24,955)
BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556

Net income (loss)	—	—	—	29,488	—	(328)	29,160
Issuance of common stock upon stock option exercises, including tax benefit	114,307	1	1,817	—	—	—	1,818
Issuance of shares pursuant to restricted stock units	141,507	1	—	—	—	—	1
Issuance of shares pursuant to deferred stock unit awards	39,660	—	—	—	—	—	—
Forfeitures of restricted shares	(42,775)	—	—	—	—	—	—
Shares repurchased and retired	(2,349,894)	(23)	(44,431)	—	—	—	(44,454)
Equity-based compensation expense	—	—	9,261	—	—	—	9,261
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Distributions to non-controlling interests	—	—	—	—	—	(1,276)	(1,276)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(5,639)	34	(5,605)
BALANCE, December 31, 2016	33,956,304	$340	$166,598	$455,062	$(53,500)	$7,683	$576,183
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$29,160	$(7,990)	$(35,412)
Loss from discontinued operations	—	—	3,847
	29,160	(7,990)	(31,565)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	46,719	43,791	44,312
Gain on sale of fixed assets	(1,916)	(929)	(310)
Equity-based compensation expense	9,261	7,987	5,073
Deferred income taxes	1,772	924	(16,816)
Equity in earnings of affiliated companies	—	—	(570)
Non-cash restructuring charges	300	1,816	20,592
Non-cash portion of litigation settlement	(3,000)	—	—
Fixed asset impairment	—	—	11,870
Definite-lived intangible asset impairment	—	—	12,116
Goodwill impairment	—	43,484	51,512
Debt issuance costs	—	3,377	157
Loss on sale of businesses	—	3,414	988
Loss on foreign currency transactions	911	80	627
Other	(1,044)	(168)	1,279
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	2,055	(382)	(454)
Return on equity of affiliated companies	—	—	590
Receivables net, retainage and costs and estimated earnings in excess of billings	52,774	12,283	(41,211)
Inventories	(2,569)	6,984	(5,286)
Prepaid expenses and other assets	16,759	(28,895)	3,465
Accounts payable and accrued expenses	(49,259)	(582)	5,997
Billings in excess of costs and estimated earnings	(27,761)	45,700	19,100
Other operating	(946)	1,129	402
Net cash provided by operating activities of continuing operations	73,216	132,023	81,868
Net cash used in operating activities of discontinued operations	—	—	(1,045)
Net cash provided by operating activities	73,216	132,023	80,823

Cash flows from investing activities:
Capital expenditures	(38,760)	(29,454)	(32,899)
Proceeds from sale of fixed assets	3,310	3,173	1,547
Patent expenditures	(1,043)	(1,503)	(1,923)
Restricted cash related to investing activities	(1,086)	(3,538)	(1,153)
Purchase of Underground Solutions, Inc., net of cash acquired	(84,740)	—	—
Purchase of Fyfe Europe S.A. and related companies	(2,800)	—	—
Purchase of CIPP business of Leif M. Jensen A/S	(3,235)	—	—
Purchase of Concrete Solutions Limited and Building Chemical Supplies Limited	(5,532)	—	—
Purchase of Schultz Mechanical Contractors, Inc.	—	(6,662)	—
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	6,599	—	—
Sale of interests in Bayou Coating, L.L.C.	—	—	9,065
Sale of Ka-te Insituform AG	—	—	1,123
Payment to Fyfe Asia sellers for final net working capital	—	(1,098)	—
Payment from Brinderson sellers for final net working capital	—	—	1,000
Net cash used in investing activities of continuing operations	(127,287)	(39,082)	(23,240)
Net cash provided by investing activities of discontinued operations	—	—	1,045
Net cash used in investing activities	(127,287)	(39,082)	(22,195)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	1,818	2,466	8,615
Repurchase of common stock	(44,454)	(27,804)	(31,085)
Sale of non-controlling interest	—	239	—
Purchase of or distributions to non-controlling interests	(1,276)	(472)	(617)
Payment of contingent consideration	(500)	(684)	—
Credit facility financing fees	—	(4,360)	(783)
Proceeds from notes payable	—	1,505	1,284
Principal payments on notes payable	—	(1,875)	—
Proceeds from line of credit	42,000	26,000	18,000
Payments on line of credit	(6,000)	(71,500)	(8,000)
Proceeds from long-term debt	—	350,000	—
Principal payments on long-term debt	(17,500)	(323,750)	(22,039)
Net cash used in financing activities	(25,912)	(50,235)	(34,625)
Effect of exchange rate changes on cash	(2,213)	(5,975)	(7,083)
Net increase (decrease) in cash and cash equivalents for the year	(82,196)	36,731	16,920
Cash and cash equivalents, beginning of year	211,696	174,965	158,045
Cash and cash equivalents, end of year	129,500	211,696	174,965
Cash and cash equivalents associated with assets held for sale, end of year	—	(2,443)	—
Cash and cash equivalents from continuing operations, end of year	$129,500	$209,253	$174,965

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$11,118	$9,873	$9,602
Income taxes	(517)	8,753	12,594
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS
Aegion Corporation combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen infrastructure around the world. Since 1971, the Company has played a pioneering role in finding transformational solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. The Company also maintains the efficient operation of refineries and other industrial facilities and provide innovative solutions for the strengthening of buildings, bridges and other structures. Aegion is committed to Stronger. Safer. Infrastructure®. The Company’s products and services are currently utilized and performed in approximately 80 countries across six continents. The Company believes that the depth and breadth of its products and services platform make Aegion a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
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
The Company’s predecessor was originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For the past 40 years, the Company has maintained its leadership position in the CIPP market from manufacturing to technological innovations and market share.
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
Recognizing that the breadth of offerings expanded beyond the Company’s flagship Insituform® brand, which constituted less than half of the Company’s revenues in 2011, the Company’s reorganized Insituform Technologies, Inc. (“Insituform”), the parent company at the time, into a new holding company structure in October 2011. Aegion became the new parent company and Insituform became a wholly-owned subsidiary of Aegion. Aegion reflects the Company’s mission of extending its leadership capabilities to furnish products and services to provide: (i) long-term protection for water and wastewater pipes, oil and gas pipelines and infrastructure as well as commercial and governmental structures and transportation infrastructure; and (ii) integrated professional services to energy companies.
Acquisitions/Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce the Company’s exposure to the upstream oil markets and to reduce consolidated expenses. During the year, the Company completed its 2016 Restructuring, which included repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. The 2016 Restructuring reduced consolidated annual expenses by approximately $17.4 million primarily through headcount reductions and office closures. See Note 3.

Infrastructure Solutions Segment (“Infrastructure Solutions”)
On July 1, 2016, the Company acquired Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand companies (collectively, “Concrete Solutions”), for a purchase price paid at closing of NZD 7.5 million, approximately $5.5 million. The purchase price is subject to post-closing working capital adjustments and included NZD 0.5 million held in escrow as security for post-closing purchase price adjustments and post-closing indemnification obligations of the previous owners. The sellers have the ability to earn up to an additional NZD 2.0 million, approximately $1.4 million, of proceeds based on reaching certain performance targets in 2017, 2018 and 2019. The transaction was funded from the Company’s cash balances. CSL provides structural strengthening, concrete repair and bridge jointing solutions primarily through application of fiber reinforced polymer (“FRP”) and injection resins and had served as a Fibrwrap® certified applicator in New Zealand since the late 1990’s. BCS imports and distributes materials, including fiber reinforced polymer, injection resins, repair mortars and protective coatings.
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
On February 18, 2016, the Company acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), for an initial purchase price of $85.0 million plus an additional $5.0 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solutions’ previous owners. The transaction was funded partially from the Company’s cash balances and partially from borrowings under the Company’s revolving credit facility. To supplement the domestic cash balances, the Company repatriated approximately $29.7 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.2 million in additional taxes, an accrual for which was included in the Company’s tax provision amounts for 2015. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications.
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
In December 2014, the Company sold its wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), to the Marco Daetwyler Gruppe AG, a Swiss company, for the sale price of CHF 1.1 million (approximately $1.1 million). In connection with the sale, the Company entered in to a five-year exclusive tube supply agreement whereby Ka-te will source liners from Insituform Linings Limited. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the fourth quarter of 2014.
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, Hong Kong, Malaysia and Singapore (see Note 3). The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. See further discussion in Note 2 as to the impact that the 2014 Restructuring had on the Europe and Asia-Pacific goodwill reporting units.
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
In July 2015, the Company paid $0.7 million to the sellers of CRTS, Inc. (“CRTS”) related to contingent consideration achieved during the year ended December 31, 2013. Also, in June 2015, the Company finalized the settlement of escrow claims made pursuant to the CRTS purchase agreement. As a result of the settlement, the Company received proceeds of approximately $1.0 million in July 2015, of which $0.2 million was recorded as an offset to operating expenses and the remaining $0.8 million was recorded to other income (expense) in the Consolidated Statement of Operations for the year ended December 31, 2015.
As part of the 2014 Restructuring, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and consolidate and terminate certain land leases at The Bayou Companies, LLC’s (“Bayou”) Louisiana facility. The actions taken to restructure Bayou’s Louisiana operations allow Bayou to cost effectively meet market demand, for both onshore and offshore projects, by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility has also included additional capital investments in the remaining coating and insulation facilities to augment Bayou’s competitive position. See further discussion in Note 2 as to the impact that the 2014 Restructuring had on Bayou’s goodwill reporting unit.
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
Prior to March 2014, the Company held a fifty-nine percent (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising its existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta became a wholly-owned subsidiary of the Company.
During 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. During the fourth quarter of 2014, the Company completed its final liquidation of BWW, which resulted in a pre-tax charge of approximately $6.0 million within discontinued operations in 2014. See Note 13.
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
Purchase Price Accounting
During 2016, the Company substantially completed its accounting for Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions, with the exception of final working capital adjustments. As the Company completes its final accounting for these acquisitions, future adjustments related to working capital, deferred income taxes, definite-lived intangible assets and goodwill could occur. Purchase price accounting related to Schultz was finalized in the first quarter of 2016. The goodwill and definite-lived intangible assets associated with the Schultz, Fyfe Europe and LMJ acquisitions are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Underground Solutions and Concrete Solutions acquisitions are not deductible for tax purposes.

Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz made the following contributions to the Company’s revenues and profits (in thousands):

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Underground Solutions(1)	Fyfe Europe	LMJ	Concrete Solutions	Schultz(2)	Schultz(3)
Revenues	$29,425	$23	$4,865	$2,700	$24,702	$13,771
Net income (loss)	(2,694)	(764)	(1,153)	106	(1,068)	(1,470)
_____________________

(1)
The reported net loss for Underground Solutions for 2016 includes inventory step up expense of $3.6 million, recognized as part of the accounting for business combinations, and an allocation of corporate expenses of $3.2 million.

(2)	The reported net loss for Schultz for 2016 includes charges related to the 2016 Restructuring of $0.2 million and an allocation of corporate expenses of $2.9 million.

(3)	The reported net loss for Schultz for 2015 includes a pre-tax charge for goodwill impairment of $1.7 million and an allocation of corporate expenses of $1.0 million.
The following unaudited pro forma summary presents combined information of the Company as if the Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands, except earnings per share):

	Years Ended December 31,
	2016(1)	2015(2)	2014(3)
Revenues	$1,231,900	$1,387,465	$1,339,147
Net income (loss) (4)	29,743	(6,545)	(35,304)
Diluted earnings (loss) per share	$0.84	$(0.18)	$(0.94)
_____________________

(1)	Includes pro-forma results related to Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions.

(2)	Includes pro-forma results related to Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz.

(3)	Includes pro-forma results related to Schultz.

(4)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1 of the year preceding the respective acquisition date.
The transaction purchase price to acquire Underground Solutions was $88.4 million, which included: (i) a payment at closing of $85.0 million; (ii) net payment of $5.0 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards; and (iii) working capital adjustments of $1.6 million payable to the Company.
The transaction purchase price to acquire Fyfe Europe was $3.0 million, which represented cash consideration paid at closing of $2.8 million plus $0.2 million of deferred contingent consideration, which was recorded to “Accrued expenses” in the Consolidated Balance Sheet at December 31, 2016.
The transaction purchase price to acquire LMJ was €2.9 million, approximately $3.2 million, which was paid at closing.
The transaction purchase price to acquire Concrete Solutions was NZD 8.9 million, approximately $6.4 million, which included: (i) a payment at closing of NZD 7.5 million, approximately $5.5 million; (ii) a preliminary working capital adjustment of NZD 0.2 million, approximately $0.1 million (payable to the sellers); and (iii) the estimated fair value of earnout consideration of NZD 1.2 million, approximately $0.9 million, which was recorded to “Other non-current liabilities” in the Consolidated Balance Sheet at December 31, 2016. The fair value estimate was determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 12.
Total cash consideration recorded to acquire Schultz was $6.7 million, which was funded by the Company’s cash reserves. The cash consideration included the purchase price paid at closing of $7.1 million less working capital adjustments of $0.4 million. The total purchase price was $7.7 million, which represented the cash consideration of $6.7 million plus $1.0 million of deferred contingent consideration. The fair value estimate of the contingent consideration was determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 12. During the first quarter of 2016, $0.5 million of the contingent consideration was paid to the previous owners.

The following table summarizes the fair value of identified assets and liabilities of the Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Schultz acquisitions at their respective acquisition dates (in thousands):

	Underground Solutions	Fyfe Europe	LMJ	Concrete Solutions	Schultz
Cash	$3,630	$—	$—	$—	$—
Receivables and cost and estimated earnings in excess of billings	6,339	—	—	1,469	1,086
Inventories	12,629	—	504	857	—
Prepaid expenses and other current assets	671	—	—	18	19
Property, plant and equipment	2,755	50	1,194	422	162
Identified intangible assets	33,370	513	795	1,722	3,060
Deferred income tax assets	12,911	—	—	—	—
Other assets	90		—	—	—
Accounts payable	(4,653)	—	—	(837)	(663)
Accrued expenses	(5,900)	—	—	(149)	—
Billings in excess of cost and estimated earnings	(2,943)	—	—	—	—
Deferred tax liabilities	(14,562)	—	—	(482)	—
Total identifiable net assets	$44,337	$563	$2,493	$3,020	$3,664

Total consideration recorded	$88,370	$3,000	$3,235	$6,393	$7,662
Less: total identifiable net assets	44,337	563	2,493	3,020	3,664
Final purchase price goodwill	$44,033	$2,437	$742	$3,373	$3,998

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
Foreign Currency Translation
Net foreign exchange transaction losses of $0.9 million, $0.1 million and $0.6 million for 2016, 2015 and 2014, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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
As of December 31, 2016 and 2015, the Company had $(54.9) million and $(48.0) million, respectively, related to currency translation adjustments, $1.0 million and $(0.2) million, respectively, related to derivative transactions and $0.4 million and $0.4 million, respectively, related to pension activity in accumulated other comprehensive loss.
Research and Development
The Company expenses research and development costs as incurred. Research and development costs of $4.7 million, $2.8 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, are included in operating expenses in the accompanying consolidated statements of income.
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
The Company recognizes tax liabilities in accordance with FASB ASC 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While the Company believes the resulting tax balances as of December 31, 2016 and 2015 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to the consolidated financial statements and such adjustments could be material.
Refer to Note 10 for additional information regarding taxes on income.

Earnings per Share
Earnings per share have been calculated using the following share information:

	Years Ended December 31,
	2016	2015	2014
Weighted average number of common shares used for basic EPS	34,713,937	36,554,437	37,651,492
Effect of dilutive stock options and restricted and deferred stock unit awards	496,493	—	—
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	35,210,430	36,554,437	37,651,492
The Company excluded 324,804 and 318,059 stock options and restricted and deferred stock units in 2015 and 2014, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for each period. The Company excluded 77,807, 164,014 and 164,014 stock options in 2016, 2015 and 2014, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.
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
At December 31, 2016, the Company’s balance in billings in excess of costs and estimated earnings was $62.7 million, which decreased $24.8 million from $87.5 million at December 31, 2015 primarily due to the timing of billing and advance deposits received on certain coating and insulation projects at our Bayou Louisiana facility. Correspondingly, the Company’s balance in prepaid expenses and other current assets was $51.8 million at December 31, 2016, a decrease of $15.2 million from $67.0 million at December 31, 2015 due primarily to the timing of advance deposits paid to suppliers on those same projects.
Cash, Cash Equivalents and Restricted Cash
The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash primarily consists of funds reserved for legal requirements, payments from certain customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company, or advance customer payments and compensating balances for bank undertakings in Europe. Restricted cash related to operations is similar to retainage, and is, therefore, classified as a current asset, consistent with the Company’s policy on retainage. Changes in restricted cash flows are reported in the consolidated statements of cash flows based on the nature of the restriction.
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

Retainage
Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. The Company generally invoices its customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2016, retainage receivables aged greater than 365 days approximated 10% of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.
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
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses and non-compete agreements) are recorded at cost, net of accumulated depreciation and impairment, and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. During 2016, no such changes were noted. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.
Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.
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
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and the Company’s subsequent decision to reduce exposure to the upstream market, the Company performed a market assessment of its energy-related businesses and concluded that sustained low oil prices would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of its customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused the Company to review the financial performance of at risk asset groups within the reporting unit. The results of Energy Services are reported within the Energy Services reportable segment.
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
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. The Company determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (including the risk-free rate on twenty year U.S. Treasury bonds), and certain other company-specific and market-based factors. As each reporting unit has a different risk profile based on the nature of its operations, the WACC for each reporting unit is adjusted, as appropriate, to account for company-specific risks. Accordingly, the WACC for each reporting unit may differ.
Annual Impairment Assessment - October 1, 2016
The Company had nine reporting units for purposes of assessing goodwill at October 1, 2016 as follows: North America Pipe Rehabilitation, Europe Pipe Rehabilitation, Asia-Pacific Pipe Rehabilitation, Fyfe, Corrpro, United Pipeline Systems, Bayou, Coating Services and Energy Services. During 2016, the Company acquired four businesses (see Note 1). Underground Solutions was integrated into the North America Pipe Rehabilitation reporting unit; LMJ was integrated into the Europe Pipe Rehabilitation reporting unit; and Fyfe Europe and Concrete Solutions were integrated into the Fyfe reporting unit.
During the fourth quarter of 2016, certain leadership changes and recent acquisitions within Infrastructure Solutions caused management to assess potential reporting unit composition changes, including consideration of aggregation criteria in accordance with FASB ASC 280-10-50-11 and FASB ASC 350-20-55, for certain of its reporting units. In particular, the Company considered the new management structure in addition to economic similarities and related performance measurement metrics in aggregating its North America Pipe Rehabilitation, Europe Pipe Rehabilitation and Asia-Pacific Pipe Rehabilitation reporting units into a single reporting unit. As noted above, all three reporting units were tested individually during the Company’s 2016 annual impairment testing. There were no indications of impairment noted during this testing, nor were there any indications of impairment during the fourth quarter of 2016 leading up to the reassessment. After assessing the above criteria, the Company aggregated the three reporting units into a single reporting unit, Municipal Pipe Rehabilitation, as of December 31, 2016. Going forward in 2017, the Company’s annual impairment test will be performed at the Municipal Pipe Rehabilitation reporting unit level.
Significant assumptions used in the Company’s October 2016 goodwill review included: (i) discount rates ranging from 12.0% to 16.0%; (ii) compound annual growth rates for revenues generally ranging from 2.2% to 7.2% for a majority of the reporting units, with one reporting unit utilizing a 10.8% annual growth rate due to a lower baseline and higher growth trajectory based on recent acquisitions and market potential; (iii) gross margin stability or slight improvement in the short term related to certain reporting units in the energy sector, but sustained or slightly increased gross margins long term; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 1.0% to 3.5%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.

During the Company’s assessment of its reporting units’ fair values in relation to their respective carrying values, three reporting units had a fair value in excess of 30% of their carrying value, five reporting units had a fair value in excess of 10%, but below 30% of their carrying value, and one reporting unit had a fair value within 10% percent of its carrying value. The reporting unit with a fair value within 10% of its carrying value was the Energy Services reporting unit. The total value of goodwill recorded at the impairment testing date for the Energy Services reporting unit was $46.7 million.
For the Energy Services reporting unit, excess fair value in relation to its carrying value was 9.9%. The values derived from both the income approach and the market approach increased from the December 31, 2015 goodwill impairment review, and the fair value in relation to its carrying value improved from the prior year due to the successful restructuring efforts in 2016 to reposition the Company’s upstream energy business in Central California. The fair value for Energy Services increased $11.8 million, or 8.8%, from the prior year analysis. The 2016 analysis assumed a weighted average cost of capital of 13.0% and a long-term growth rate of 2.0%, which are both consistent with the December 31, 2015 review. The income approach analysis also included an annual revenue growth rate of approximately 5.4%, which is higher than the 2.6% growth assumed in the prior year analysis; while gross margins and EBITDA margins were decreased slightly in the short term due to the continued softness in the upstream energy markets. Projected cash flows were based, in part, on favorable refinery maintenance, construction and turnaround activity in 2017 and 2018. Prolonged periods of reduced customer spending could have a material negative affect on Energy Services’ projected long-term cash flows, which could lead to future impairment charges.
Annual Impairment Assessment - October 1, 2015
As a result of the annual impairment assessment in accordance with FASB ASC 350, the CRTS reporting unit had a fair value less than its carrying value. Long-term expectations for the CRTS businesses remained low due to continued uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. CRTS secured sizable project wins during 2014 and 2015; however, most were situated in international onshore and mining markets, which typically offer lower margin profiles. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, the Company determined that recorded goodwill at CRTS was impaired by $10.0 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, the Company had remaining CRTS goodwill of $4.4 million. Projected cash flows were based, in part, on maintaining a presence in the higher-margin, international offshore pipeline market and the Company’s ability to expand its technology to other applications. If these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of further impairment to recorded goodwill.
Impairment Review - December 31, 2015
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and the Company’s subsequent decision to reduce exposure to the upstream market, the Company performed a market assessment of its energy-related businesses and concluded that sustained low oil prices would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of its customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused the Company to review the goodwill of its operations affected by these circumstances and determined that a triggering event had occurred. As such, the Company performed an interim goodwill impairment review for its Energy Services reporting unit as of December 31, 2015.
In accordance with the provisions of FASB ASC 350, the Company determined the fair value of the affected reporting unit and it was found to be less than the carrying value. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, the Company determined that recorded goodwill at Energy Services was impaired by $33.5 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, the Company had remaining Energy Services goodwill of $46.7 million. Projected cash flows were based on maintaining a smaller but profitable presence in the upstream energy market and continued strength in the Central California downstream energy market. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2016 Restructuring. If these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of further impairment to recorded goodwill.
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
Annual Impairment Assessment - October 1, 2014
As a result of the annual impairment assessment in accordance with FASB ASC 350, the Fyfe reporting unit had a fair value less than its carrying value. Longer-term expectations for the Fyfe businesses, primarily in North America, were lowered in 2014 because investments in operational leadership and business development yielded slower than expected growth. In previous years, the Company expected bidding activity would increase in 2014 and result in new contract wins that would commence in 2014 and 2015. While stability was restored and improvements were made in 2014, the ability to sustain new order intake and improve gross profits did not materialize as rapidly as expected. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, the Company determined that recorded goodwill at Fyfe was impaired by $16.1 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2014. As of December 31, 2014, the Company had remaining Fyfe goodwill of $50.2 million. Future cash flows included increased revenue projections related to growth in the pipeline market, specifically industrial and municipal pipelines. Delays in those growth projections could have a material negative affect on Fyfe’s projected long-term cash flows. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2014 Restructuring. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of further impairment to recorded goodwill.
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
Investments in Affiliated Companies
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence (“affiliated companies”), are accounted for by the equity method. At December 31, 2016 and 2015, the Company did not own any investments in affiliated companies.
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

Net income presented below for the year ended December 31, 2014 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta was consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.
The Company did not maintain any investments in affiliated companies during the years ended December 31, 2016 and 2015.
The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for investments in affiliated companies are summarized in the following table (in thousands):

Statement of operations data	Year Ended December 31, 2014(1)
Revenue	$9,088
Gross profit	3,489
Net income	2,413
Equity in earnings of affiliated companies	570
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

Based on its evaluation of the above factors and judgments, as of December 31, 2016, the Company consolidated any VIEs in which it was the primary beneficiary.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2016	2015 (1)
Current assets	$51,354	$60,730
Non-current assets	25,607	26,316
Current liabilities	29,324	24,784
Non-current liabilities	28,849	25,728
_____________________

(1)	Amounts include $21.1 million of current assets and $7.0 million of current liabilities classified as held for sale. See Note 5.

	Years Ended December 31,
Statement of operations data	2016	2015	2014
Revenue	$61,205	$77,361	$84,968
Gross profit	5,760	11,325	14,306
Net income (loss)	(3,075)	321	2,413
The Company’s non-consolidated variable interest entities are accounted for using the equity method of accounting and discussed further under “Investments in Affiliated Companies” above.
Accounting Standards Updates
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The standard requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for fiscal years beginning after December 15, 2019, but early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The guidance is not expected to have a material impact on the consolidated financial statements and the Company intends to early adopt in 2017.
In November 2016, the FASB issued guidance requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, other than the classification of restricted cash on the consolidated statement of cash flows.
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
In February 2016, the FASB issued guidance that requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted. Entities are required to use the modified retrospective approach for all existing leases as of the effective date; however, the standard provides for certain practical expedients. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations. As further described in Note 11, the Company has approximately $61.1 million of minimum lease commitments under non-cancellable operating leases. Separate from those contracts, the Company is currently evaluating other existing arrangements to determine if they qualify for lease accounting under the new standard.
In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be presented as non-current within the Consolidated Balance Sheet. It is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. At December 31, 2016, the Company reported both current and non-current deferred tax assets and liabilities; however, the prospective adoption of the guidance in the first quarter of 2017 will not have a material impact on its presentation of financial condition.
In September 2015, the FASB issued guidance that requires acquirers in a business combination to recognize measurement period adjustments in the reporting period in which the adjustment amounts are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The Company’s adoption of this standard in 2016 did not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard was effective for the Company in the fourth quarter of 2016 and did not impact the Company’s presentation of, or disclosures in, its consolidated financial statements.
In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of non-financial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted, although the Company does not intend to do so. Entities are allowed to transition to the new standard either on a full retrospective basis or under the cumulative effect method whereby the entity applies the new revenue standard as of the date of initial application without restatement of comparative period amounts.
The Company is still evaluating the impact of the new revenue standard including which transition approach will be applied. The Company has identified a project manager as well as a cross functional project team responsible for assessing the impact on its contracts. The implementation team is finalizing the project’s assessment phase, which included the identification of the Company’s key revenue streams (fixed fee, time and materials, product sales and royalty fees from license arrangements) and the comparison of historical accounting policies and practices to the requirements of the new revenue standard. The implementation team has also made substantial progress in the contract review phase of the project, which included identifying the population of contracts and a deep analysis of the new standard on individual contract terms, and initiated the process of identifying potential changes to business processes, systems and controls to support recognition and disclosure under the new standard.
Based on its preliminary assessment, the Company does not anticipate a significant change to the timing of revenue or cost recognition upon adoption of the new revenue standard. Revenues earned from construction, engineering and installation services that are recognized using the percentage-of-completion method of accounting under historical reporting practices are expected to remain largely unchanged. Other less significant revenue streams such as time and materials projects, product sales and royalty fees are still being evaluated, but significant changes are not expected at this time. Approved change orders and revised cost estimates could result in cumulative catch up adjustments to revenue under certain circumstances. We also expect to implement changes to our financial reporting process in order to comply with the disclosure requirements of the new revenue standard.

3.    RESTRUCTURING
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated expenses. During the year, the Company completed its 2016 Restructuring, which included repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. The 2016 Restructuring reduced consolidated annual expenses by approximately $17.4 million, of which approximately $1.2 million, $6.6 million and $5.6 million related to recognized savings within Infrastructure Solutions, Corrosion Protection and Energy Services, respectively, and $4.0 million related to reduced corporate costs. Cost savings were achieved primarily through office closures and reducing headcount by approximately 964 employees, or 15.5% of the Company’s total workforce as of December 31, 2015.
The Company recorded total pre-tax charges, most of which were cash charges, of $16.1 million ($10.3 million after tax) in connection with the 2016 Restructuring. These charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above.

During 2016, the Company recorded pre-tax expense related to the 2016 Restructuring as follows (in thousands):

	Year Ended December 31, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$2,249	$3,588	$1,559	$7,396
Lease termination costs	—	154	983	1,137
Relocation and other moving costs	307	62	193	562
Other restructuring costs (1)	808	761	5,436	7,005
Total pre-tax restructuring charges (2)	$3,364	$4,565	$8,171	$16,100
__________________________

(1)
For Energy Services, includes charges primarily related to downsizing the Company’s upstream operations in California, inclusive of wind-down costs, professional fees, fixed asset disposals and certain other restructuring charges.

(2)	Includes $1.4 million of corporate-related restructuring charges that have been allocated to the reportable segments.
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the year ended December 31, 2016 were $9.1 million, and reported, along with similar charges for the 2014 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2016 Restructuring recognized in 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31, 2016
	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total

Cost of revenues (2)	$—	$278	$278
Operating expenses (3)	516	5,962	6,478
Restructuring charges (4)	—	9,095	9,095
Other expense (5)	249	—	249
Total pre-tax restructuring charges	$765	$15,335	$16,100
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges relate to Corrosion Protection.

(3)
Operating expense charges mainly include wind-down and legal fees associated with the restructuring. Includes charges of $0.6 million related to Infrastructure Solutions, $0.5 million related to Corrosion Protection and $5.4 million related to Energy Services.

(4)
Restructuring costs relate to severance, other termination benefit costs and early lease termination costs. Includes charges of $2.6 million related to Infrastructure Solutions, $3.8 million related to Corrosion Protection and $2.7 million related to Energy Services.

(5)	All charges relate to the release of cumulative currency translation adjustments in Infrastructure Solutions.
The following tables summarize the 2016 Restructuring activity during 2016 (in thousands):

	2016 Charge to Income	Utilized in 2016		Reserves at December 31, 2016
		Cash (1)	Non-Cash
Severance and benefit related costs	$7,396	$6,751	$—	$645
Lease termination costs	1,137	1,012	—	125
Relocation and other moving costs	562	552	—	10
Other restructuring costs	7,005	6,120	765	120
Total pre-tax restructuring charges	$16,100	$14,435	$765	$900
__________________________

(1)	Refers to cash utilized to settle charges during 2016.

2014 Restructuring
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring to improve gross margins and profitability over the long term by exiting low-return businesses and reducing the size and cost of the Company’s overhead structure.
The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million, which was in-line with the Company’s estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. The Company achieved these cost savings by (i) exiting certain unprofitable international locations for the Company’s CIPP business and consolidating the Company’s worldwide FRP business with the Company’s global CIPP business, all of which is in Infrastructure Solutions; and (ii) eliminating certain idle facilities in the Company’s pipe coating and insulation operation in Louisiana, which is in Corrosion Protection.
The Company has completed substantially all of the aforementioned objectives related to the 2014 Restructuring. Headcount reductions associated with the 2014 Restructuring totaled 86 as of December 31, 2016.
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
While estimated remaining cash costs to be incurred in 2017 for the 2014 Restructuring are not expected to be material, the Company expects to incur additional non-cash charges in 2017, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
The Company recorded pre-tax expenses of $(0.2) million, $11.0 million and $49.5 million in 2016, 2015 and 2014, respectively, related to the 2014 Restructuring as follows (in thousands):

	Years Ended December 31,
	2016 (1)	2015 (1)	2014
	Total	Total	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$73	$801	$687	$—	$687
Lease termination costs	—	167	—	—	—
Allowances for doubtful accounts	(585)	1,186	11,947	—	11,947
Inventory obsolescence	—	—	2,746	—	2,746
Fixed asset impairment	—	—	533	11,338	11,871
Other asset write-offs	—	1,880	5,013	10,896	15,909
Other restructuring costs (2)	340	6,946	6,358	—	6,358
Total pre-tax restructuring charges	$(172)	$10,980	$27,284	$22,234	$49,518
__________________________

(1)	All charges relate to Infrastructure Solutions.

(2)
Includes charges related to the losses on the sales of the CIPP contracting operations in France in February 2015 and Switzerland in December 2014, including the release of cumulative currency translation adjustments resulting from those sales. Also includes the write-off of certain other current assets and long-lived assets, professional fees and certain other restructuring charges.

Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the years ended 2016, 2015 and 2014 were $0.1 million, $1.0 million and $0.7 million, respectively, and reported, along with similar charges for the 2016 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

The following table summarizes all 2014 Restructuring charges recognized in 2016, 2015 and 2014, as presented in their affected line in the Consolidated Statements of Operations:

	Year Ended December 31, 2016
	Other Non-Cash Restructuring Charges (1)	Cash Restructuring Charges (Reversals)(1)	Total
Cost of revenues	$—	$55	$55
Operating expenses	(465)	165	(300)
Restructuring charges	—	73	73
Total pre-tax restructuring charges (2)	$(465)	$293	$(172)
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges relate to Infrastructure Solutions.

	Year Ended December 31, 2015
	Other Non-Cash Restructuring Charges	Cash Restructuring Charges(1)	Total
Cost of revenues	$1,620	$1,097	$2,717
Operating expenses	25	4,362	4,387
Restructuring charges	—	968	968
Other expense (2)	3,035	(127)	2,908
Total pre-tax restructuring charges (3)	$4,680	$6,300	$10,980
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)
Non-cash charges are comprised solely of charges related to the loss on sale of the CIPP contracting operation in France, including the release of cumulative currency translation adjustments, write-off of certain other current assets and long-lived assets as well as the reversal of a legal accrual.

(3)	All charges relate to Infrastructure Solutions.

	Year Ended December 31, 2014
	Other Non-Cash Restructuring Charges (2)	Cash Restructuring Charges(1)	Total
Cost of revenues	$14,610	$1,076	$15,686
Operating expenses	17,579	2,976	20,555
Definite-lived intangible asset impairment	10,896	—	10,896
Restructuring charges	—	687	687
Other expense (3)	790	904	1,694
Total pre-tax restructuring charges	$43,875	$5,643	$49,518
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)
Non-cash charges are comprised of Corrosion Protection charges of $10.9 million related to definite lived intangible asset impairment and $11.3 million related to fixed asset impairment; and Infrastructure Solutions charges of $21.7 million related to inventory obsolescence, impairment definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, loss on the sale of the CIPP contracting operation in Switzerland, including the release of cumulative currency translation adjustments, as well as a legal accrual related to disputed work performed by our European and Asia-Pacific operations.

The following tables summarize the 2014 Restructuring activity during 2016 and 2015 (in thousands):

	Reserves at December 31, 2015	2016 Charge to Income	Foreign Currency Translation	Utilized in 2016		Reserves at December 31, 2016
				Cash(1)	Non-Cash
Severance and benefit related costs	$—	$73	$—	$73	$—	$—
Reserves for customer receivables (2)	6,605	(585)	(47)	—	3,739	2,234
Other restructuring costs	968	340	(9)	519	307	473
Total pre-tax restructuring charges	$7,573	$(172)	$(56)	$592	$4,046	$2,707
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2015 or charged to income during 2016.

(2)
During the third quarter of 2016, the Company received payment on certain accounts receivable that were previously reserved. Additionally, the Company wrote off certain balances in costs and estimated earnings in excess of billings, along with the corresponding reserves, that were deemed fully uncollectible.

	Reserves at December 31, 2014	2015 Charge to Income	Foreign Currency Translation	Utilized in 2015		Reserves at December 31, 2015
				Cash(1)	Non-Cash
Severance and benefit related costs	$466	$801	$(7)	$1,260	$—	$—
Lease termination expenses	—	167	(2)	165	—	—
Reserves for customer receivables	11,464	1,186	(401)	—	5,644	6,605
Other asset write-offs	—	1,880	—	—	1,880	—
Other restructuring costs	2,496	6,946	(87)	4,828	3,559	968
Total pre-tax restructuring charges	$14,426	$10,980	$(497)	$6,253	$11,083	$7,573
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during 2015.

4.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, at beginning of year	$14,524	$19,307	$3,441
Bad debt expense (1)(2)	1,083	6,369	21,911
Write-offs and adjustments (1)(2)	(9,509)	(11,152)	(6,045)
Balance, at end of year (3)	$6,098	$14,524	$19,307
__________________________

(1)
The Company recorded bad debt expense (reversals) of $(0.6) million, $1.2 million and $11.9 million in 2016, 2015 and 2014, respectively, as part of the 2014 Restructuring (see Note 3) and was primarily due to the exiting of certain low-return businesses mainly in foreign locations.

(2)	The Company recorded bad debt expense of $2.9 million in 2015 related to long-dated receivables within the Corrosion Protection segment.

(3)	December 31, 2015 and 2014 balances include $7.5 million related to long-dated receivables, some of which were in litigation or dispute, within the Infrastructure Solutions segment.

Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2016	2015
Costs incurred on uncompleted contracts	$741,590	$818,008
Estimated earnings to date	165,862	159,321
Subtotal	907,452	977,329
Less – billings to date	(907,749)	(975,663)
Total	$(297)	$1,666
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	62,401	89,141
Billings in excess of costs and estimated earnings	(62,698)	(87,475)
Total	$(297)	$1,666
Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.
Inventories
Inventories are summarized as follows (in thousands):

	December 31,
	2016	2015
Raw materials and supplies	$31,399	$23,467
Work-in-process	2,207	3,612
Finished products	14,015	6,789
Construction materials	16,332	13,911
Total	$63,953	$47,779

Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)			December 31,
				2016	2015
Land and land improvements				$10,414	$10,348
Buildings and improvements	5	—	40	65,505	55,981
Machinery and equipment	4	—	10	189,849	173,898
Furniture and fixtures	3	—	10	32,386	30,048
Autos and trucks	3	—	10	50,128	50,200
Construction in progress				9,944	11,661
Subtotal				358,226	332,136
Less – Accumulated depreciation				(201,479)	(187,303)
Total				$156,747	$144,833
Depreciation expense was $30.4 million, $30.6 million and $30.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Vendor and other accrued expenses	$33,108	$56,570
Estimated casualty and healthcare liabilities	14,610	15,255
Job costs	8,707	12,403
Accrued compensation	23,398	22,184
Income tax payable and deferred income taxes	5,187	6,539
Total	$85,010	$112,951

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

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2016 and December 31, 2016 (in millions):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2016
Goodwill, gross	$190,525	$73,345	$80,246	$344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	174,456	27,945	46,719	249,120
Acquisitions (1)	50,585	—	—	50,585
Foreign currency translation	(1,616)	530	—	(1,086)
Balance, December 31, 2016
Goodwill, gross	239,494	73,875	80,246	393,615
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$223,425	$28,475	$46,719	$298,619
__________________________

(1)
During 2016 , the Company recorded goodwill of $44.0 million, $2.4 million, $0.8 million and $3.4 million related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions, respectively (see Note 1).

Intangible Assets
Intangible assets were as follows (in thousands):

	December 31, 2016				December 31, 2015
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements (1)	9.2	$4,418	$(3,438)	$980	$3,893	$(3,275)	$618
Leases	10.8	2,065	(912)	1,153	2,065	(764)	1,301
Trademarks (2)	13.6	24,185	(7,868)	16,317	22,519	(6,262)	16,257
Non-competes (3)	1.7	1,308	(1,054)	254	1,210	(945)	265
Customer relationships (4)	11.4	187,554	(53,830)	133,724	164,779	(41,967)	122,812
Patents and acquired technology (5)	10.0	66,222	(23,739)	42,483	55,260	(22,395)	32,865
		$285,752	$(90,841)	$194,911	$249,726	$(75,608)	$174,118
__________________________

(1)	During 2016, the Company recorded license agreements of $0.6 million related to the acquisition of LMJ’s CIPP business (see Note 1).

(2)
During 2016, the Company recorded trademarks of $1.4 million, $0.1 million and $0.1 million related to the acquisitions of Underground Solutions, Fyfe Europe and Concrete Solutions, respectively (see Note 1).

(3)	During 2016, the Company recorded non-compete agreements of $0.1 million related to the acquisition of Fyfe Europe (see Note 1).

(4)
During 2016, the Company recorded customer relationships of $20.7 million, $0.3 million, $0.2 million and $1.6 million related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ’s CIPP business and Concrete Solutions, respectively (see Note 1).

(5)	During 2016, the Company recorded acquired technology of $11.3 million related to the acquisition of Underground Solutions (see Note 1).

Amortization expense was $16.4 million, $13.2 million and $14.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense by year is as follows (in thousands):

Year	Amount
2017	$17,212
2018	17,040
2019	16,883
2020	16,841
2021	16,684
7.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt, term note and notes payable consisted of the following (in thousands):

	December 31,
	2016	2015
Term note, due October 30, 2020, annualized rates of 3.08% and 2.47%, respectively	$328,125	$345,625
Line of credit, 2.96%	36,000	—
Other notes with interest rates from 3.3% to 6.5%	9,901	9,797
Subtotal	374,026	355,422
Less – Current maturities and notes payable	19,835	17,648
Less – Unamortized loan costs	3,406	4,294
Total	$350,785	$333,480
Principal payments required to be made for each of the next five years are summarized as follows (in thousands):

Year	Amount
2017	$19,835
2018	35,899
2019	28,438
2020	289,854
2021	—
Total	$374,026
Financing Arrangements
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
The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility. The Company drew the entire term loan from the Credit Facility to (i) retire $344.7 million in indebtedness outstanding under the Company’s prior credit facility; (ii) fund expenses associated with the Credit Facility; and (iii) fund general corporate purposes.
In 2015, the Company paid expenses of $4.4 million associated with the Credit Facility, $1.8 million related to up-front lending fees and $2.6 million related to third-party arranging fees, the latter of which was recorded in interest expense on the consolidated statement of operations. In addition, the Company had $3.5 million in unamortized loan costs associated with the prior credit facility, of which $0.8 million was recorded in interest expense on the consolidated statement of operations.
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is also based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2016 was approximately 3.07%.

The Company’s indebtedness at December 31, 2016 consisted of $328.1 million outstanding from the $350.0 million term loan under the Credit Facility and $36.0 million on the line of credit under the Credit Facility. During 2016, the Company (i) borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions; (ii) borrowed $3.0 million on the line of credit to help fund a small acquisition; and (iii) had net borrowings of $3.0 million on the line of credit for both domestic and international working capital needs. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at December 31, 2016.
Beginning in 2016, FASB ASC 835-30, Interest–Imputation of Interest (“FASB ASC 835-30”) required a change in the balance sheet presentation of debt issuance costs to be a deduction from the carrying amount of the related debt liability instead of a deferred charge as previously reported. As such, the Company has presented unamortized loan costs of $3.4 million and $4.3 million at December 31, 2016 and 2015, respectively, as a reduction to long-term debt on the Company’s Consolidated Balance Sheets. Comparable periods have been retrospectively adjusted in accordance with FASB ASC 835-30.
As of December 31, 2016, the Company had $28.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $15.4 million was collateral for the benefit of certain of our insurance carriers and $12.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At December 31, 2016 and 2015, the estimated fair value of the Company’s long-term debt was approximately $366.0 million and $349.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 12.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00. In connection with the acquisition of Underground Solutions, the Company executed a one-time election, in accordance with the Credit Agreement, to increase the consolidated financial leverage ratio to 4.00 to 1.00 for a period of one year. After which, the ratio will decrease periodically at scheduled reporting periods to not more that 3.75 to 1.00 beginning with the quarter ending March 31, 2017. At December 31, 2016, the Company’s consolidated financial leverage ratio was 3.51 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $53.5 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At December 31, 2016, the Company’s fixed charge ratio was 1.51 to 1.00.

At December 31, 2016, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

8.    STOCKHOLDERS’ EQUITY
Share Repurchase Plan
Under the terms of its Credit Facility, the Company is authorized to purchase a limited number of shares of its common stock on an annual basis, subject to Board of Director authorization. During 2016, the Company acquired shares in connection with the following actions:

•
In November 2015, the Company’s Board of Directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock to be made during 2015 and 2016 (the “November 2015 Program”).

•
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

•
In August 2016, the Company’s Board of Directors authorized the open market repurchase of up to an additional $10.0 million of the Company’s common stock during 2016 (the “August 2016 Program”) following the expiration or completion of the March 2016 Program. The Company began repurchasing shares under the August 2016 Program in October 2016 immediately following completion of the March 2016 Program. Our authorization to repurchase shares under the August 2016 program expired on December 31, 2016.

In October 2016, our Board of Directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. Once repurchased, the Company promptly retires such shares.
The Company is also authorized to repurchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock and restricted stock unit awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock or restricted stock unit vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. The option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to (1) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (2) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During 2016, the Company acquired 2,226,875 shares of the Company’s common stock for $41.8 million ($18.76 average price per share) through the open market repurchase programs discussed above and 61,039 shares of the Company’s common stock for $1.2 million ($19.65 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock and restricted stock units. In addition, during 2016, the Company acquired 61,980 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $1.5 million ($1.2 million in cash value). Once repurchased, the Company immediately retired all such shares.
During 2015, the Company acquired 1,306,199 shares of the Company’s common stock for $24.3 million ($18.58 average price per share) through open market repurchase programs and 32,902 shares of the Company’s common stock for $0.6 million ($17.05 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock and restricted stock units. In addition, during 2015, the Company acquired 163,500 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $3.0 million ($0.9 million in cash value). Once repurchased, the Company immediately retired all such shares.
During 2014, the Company acquired 860,761 shares of the Company’s common stock for $20.0 million ($23.24 average price per share) through open market repurchase programs and 54,334 shares of the Company’s common stock for $1.2 million ($22.62 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, the exercise of stock options and the distribution of deferred stock units. In addition, during 2014, the Company acquired 419,643 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $9.8 million ($1.4 million in cash value). Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans
Employee Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which replaced the 2013 Employee Equity Incentive Plan. The 2016 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. There are 1,132,739 shares of the Company’s common stock registered for issuance under the 2016 Employee Plan. The 2016 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2016, there were no options and 56,581 unvested restricted stock units outstanding under the 2016 Employee Plan.
Prior to the 2016 Employee Plan, the Board of Directors administered the 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) and the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”). At December 31, 2016, there were no options and 1,435,307 unvested shares of restricted stock and restricted stock units outstanding under the 2013 Employee Plan, and 170,253 options and 9,133 unvested shares of restricted stock and restricted stock units outstanding under the 2009 Employee Plan.
Director Plans
In April 2016, the Company’s stockholders also approved the 2016 Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The Board of Directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. There are 166,456 shares of the Company’s common stock registered for issuance under the 2016 Director Plan. At December 31, 2016, there were 2,104 deferred stock units outstanding under the 2016 Director Plan.
Prior to the 2016 Director Plan, the Board of Directors administered the 2011 Non-Employee Director Equity Plan (“2011 Director Plan”), the 2006 Non-Employee Director Equity Plan (“2006 Director Plan”) and the 2001 Non-Employee Director Equity Plan (“2001 Director Plan”), all of which contained substantially the same provisions as the current plan. At December 31, 2016, there were 149,925 deferred stock units outstanding under the 2011 Director Plan, 46,841 deferred stock units outstanding under the 2006 Director Plan and 54,575 deferred stock units outstanding under the 2001 Director Equity Plan.
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

A summary of stock award activity is as follows:

	Years Ended December 31,
	2016		2015		2014
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	1,275,707	$19.60	767,540	$21.93	555,025	$22.79
Restricted shares awarded	—	—	—	—	242,722	23.76
Restricted stock units awarded	335,026	18.43	422,141	17.37	65,117	23.80
Performance stock units awarded	245,586	18.35	297,164	17.24	330,235	21.34
Restricted shares distributed	(162,554)	23.49	(90,607)	19.25	(118,828)	23.55
Restricted stock units distributed	(23,739)	20.73	(12,646)	19.62	(15,277)	21.25
Performance stock units distributed	—	—	—	—	—	—
Restricted shares forfeited	(22,045)	23.34	(54,045)	23.40	(104,013)	23.77
Restricted stock units forfeited	(71,992)	17.60	(27,360)	18.79	(6,925)	22.93
Performance stock units forfeited	(74,968)	18.68	(26,480)	19.50	(180,516)	24.54
Outstanding, end of year	1,501,021	$18.78	1,275,707	$19.60	767,540	$21.93
Expense associated with stock awards was $8.3 million, $6.8 million and $3.0 million in 2016, 2015 and 2014, respectively. Unrecognized pre-tax expense of $10.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.8 years for awards outstanding at December 31, 2016.
At December 31, 2016, 1,147,770 shares of common stock were available for equity-based compensation awards pursuant to the 2016 Employee Plan.
Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summarizes information about deferred stock unit activity:

	Years Ended December 31,
	2016		2015		2014
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	247,219	$19.92	221,471	$20.10	214,455	$19.56
Awarded	45,886	21.22	53,527	18.56	38,810	22.89
Shares distributed	(39,660)	21.29	(27,779)	18.76	(31,794)	19.70
Outstanding, end of year	253,445	$19.93	247,219	$19.92	221,471	$20.10
Expense associated with awards of deferred stock units was $1.0 million, $1.0 million and $0.9 million in 2016, 2015 and 2014, respectively.
At December 31, 2016, 164,352 shares of common stock were available for equity-based compensation awards pursuant to the 2016 Director Plan.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity is as follows:

	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	288,383	$21.73	503,134	$18.18	1,208,824	$18.54
Granted	—	—	—	—	38,820	24.21
Exercised	(114,307)	21.33	(209,205)	13.13	(526,359)	16.36
Canceled/Expired	(3,823)	22.24	(5,546)	24.21	(218,151)	25.61
Outstanding at December 31	170,253	$21.99	288,383	$21.73	503,134	$18.18

Exercisable at December 31	170,253	$21.99	284,929	$21.78	452,236	$18.12
In 2016, 2015 and 2014, the Company recorded expense of less than $0.1 million, $0.1 million and $0.6 million, respectively, related to stock option grants. Unrecognized pre-tax expense related to stock option grants was zero at December 31, 2016.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amount collected from stock option exercises	$2,438	$2,748	$8,614
Total intrinsic value of stock option exercises	216	1,108	3,771
Tax benefit of stock option exercises recorded in additional paid-in-capital	615	209	6
Aggregate intrinsic value of outstanding stock options	517	173	1,231
Aggregate intrinsic value of exercisable stock options	517	169	1,209
The intrinsic value calculations are based on the Company’s closing stock price of $23.70, $19.31 and $18.61 on December 31, 2016, 2015 and 2014, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options granted during 2016 and 2015. The fair value of stock options awarded during 2014 was estimated at the date of grant based on the assumptions presented in the table below:

	Year Ended December 31, 2014
	Range	Weighted Average
Grant-date fair value	$11.27	$11.27
Volatility	41.6%	41.6%
Expected term (years)	7.0	7.0
Dividend yield	—%	—%
Risk-free rate	2.3%	2.3%

10.    TAXES ON INCOME (TAX BENEFITS)
Income (loss) from continuing operations before taxes on income (tax benefits) was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$23,205	$(15,944)	$(75,112)
Foreign	12,064	17,159	39,137
Total	$35,269	$1,215	$(35,975)
Provisions (benefits) for taxes on income (loss) from continuing operations consisted of the following components (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(636)	$2,150	$(2,112)
Foreign	3,585	5,600	10,586
State	175	528	2,635
Subtotal	3,124	8,278	11,109
Deferred:
Federal	2,158	218	(18,629)
Foreign	475	1,382	3,034
State	352	(673)	646
Subtotal	2,985	927	(14,949)
Total tax provision (benefit)	$6,109	$9,205	$(3,840)
Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income taxes (benefit) at U.S. federal statutory tax rate	$12,344	$425	$(12,591)
Increase (decrease) in taxes resulting from:
Change in the balance of the valuation allowance for deferred tax assets allocated to foreign income tax expense	1,364	(756)	7,785
Change in the balance of the valuation allowance for deferred tax assets allocated to domestic income tax expense	(4,202)	4,834	5,206
State income taxes, net of federal income tax benefit	342	(94)	(3,073)
Divestitures	271	2,269	—
Meals and entertainment	736	761	863
Changes in taxes previously accrued	23	(489)	(1,932)
Foreign tax rate differences	(2,559)	(1,468)	(9,215)
Goodwill impairment	—	3,485	9,690
Recognition of uncertain tax positions	85	24	(96)
Settlement of escrow arrangement	—	(1,115)	—
Domestic Production Activities deduction	(1,017)	(528)	(81)
Incremental U.S. taxes on undistributed foreign earnings	—	2,102	—
Other matters	(1,278)	(245)	(396)
Total tax provision (benefit)	$6,109	$9,205	$(3,840)
Effective tax rate	17.3%	757.6%	10.7%

Net deferred taxes consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Foreign tax credit carryforwards	$3,426	$358
Net operating loss carryforwards	26,212	14,688
Accrued expenses	17,366	24,449
Other	8,701	8,285
Total gross deferred income tax assets	55,705	47,780
Less valuation allowance	(15,428)	(18,897)
Net deferred income tax assets	40,277	28,883
Deferred income tax liabilities:
Property, plant and equipment	(12,627)	(11,438)
Intangible assets	(28,346)	(14,525)
Undistributed foreign earnings	(7,051)	(9,153)
Other	(9,237)	(8,248)
Total deferred income tax liabilities	(57,261)	(43,364)
Net deferred income tax liabilities	$(16,984)	$(14,481)
The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	December 31,
	2016	2015
Current deferred income tax assets, net	$7,824	$7,804
Current deferred income tax liabilities, net (1)	(3,317)	(5,029)
Noncurrent deferred income tax assets, net	1,848	2,130
Noncurrent deferred income tax liabilities, net	(23,339)	(19,386)
Net deferred income tax liabilities	$(16,984)	$(14,481)
__________________________

(1)	The December 31, 2015 balance includes $1.5 million of deferred income tax liabilities related to BPPC, which are classified as held for sale. See Note 5.
The Company’s deferred tax assets at December 31, 2016 included $26.2 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $20.8 million, which if not used will expire between the years 2017 and 2036, and $5.4 million that have no expiration dates. The Company also has deferred tax amounts related to foreign tax credit carryforwards of $3.4 million, of which, $3.2 million will expire in 2026 if not used and $0.2 million have no expiration date.
For financial reporting purposes, a valuation allowance of $15.4 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2015 was $18.9 million. The decrease during 2016 was primarily related to a $4.2 million reduction of previously recorded valuation allowances in the U.S., due to changes in the realization of future tax benefits and deferred tax composition changes, partially offset by a $1.4 million increase in the valuation allowance on certain net operating losses and deferred tax assets in foreign jurisdictions, primarily Europe.

Activity in the valuation allowance is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, at beginning of year	$18,897	$19,353	$7,797
Additions	3,095	7,783	14,442
Reversals	(4,984)	(5,294)	(2,090)
Other adjustments	(1,580)	(2,945)	(796)
Balance, at end of year	$15,428	$18,897	$19,353
The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $208.4 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if the Company has definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future. As part of the February 2016 acquisition of Underground Solutions, the Company repatriated approximately $29.7 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.2 million in additional taxes, an estimate for which was accrued as of December 31, 2015. This was viewed as a one-time, special-use transaction. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. It is the Company’s intention to permanently reinvest these earnings.
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
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at January 1,	$2,410	$2,672	$2,936
Additions for tax positions of prior years related to acquisitions	148	—	—
Additions for tax positions of prior years	10	10	36
Lapse in statute of limitations	(83)	(218)	(252)
Foreign currency translation	(20)	(54)	(48)
Balance at December 31, total tax provision	$2,465	$2,410	$2,672
The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $0.5 million at December 31, 2016.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015 and 2014, approximately $0.3 million was expensed for interest and penalties in each period.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2017. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.3 million.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2012.

11.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2025. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in the years ended December 31, 2016, 2015 and 2014 was $23.8 million, $24.9 million and $24.1 million, respectively.
At December 31, 2016, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments
2017	$18,976
2018	14,610
2019	10,723
2020	7,035
2021	4,818
Thereafter	4,923
Total	$61,085
Litigation
In December 2016, the Company settled two lawsuits related to the December 2012 departure of several key leaders in sales and operations for the Tyfo® Fibrwrap® technology, which is part of the Infrastructure Solutions platform. Under the settlement, Aegion will receive $6.6 million over the next four years; and accordingly, recorded the gain to “Gain on litigation settlement” in the Consolidated Statement of Operations. The initial $3.6 million cash payment was received in December 2016 and the remainder is to be paid in $750,000 installments over the next four years. At December 31, 2016, $750,000 was recorded to “Prepaid expenses and other current assets” and $2.25 million was recorded to “Other assets” in the Consolidated Balance Sheet.
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
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC 450-20, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. At December 31, 2015, the accrual related to these matters was $10.5 million. During the second quarter of 2016, the Company made payments totaling $0.4 million related to one of the above matters. Also during the second quarter of 2016, and based upon developments during the quarter and following consultation with internal and third-party legal counsel, the Company reassessed its reserve related to certain remaining matters and lowered its accrual for such matters by $1.8 million. During the third quarter of 2016, certain payroll tax audits were completed and statutory limitation periods lapsed. Following consultation with internal and third-party legal and tax counsel, the Company reassessed its reserve related to certain remaining matters and lowered its accrual for such matters by $2.3 million during the third quarter of 2016. The accrual adjustments resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of December 31, 2016, the remaining accrual relating to these matters was $6.0 million and represented the Company’s reasonable estimate of probable loss related to the Brinderson pre-acquisition matters. The Company believes it has asserted meritorious defenses to these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at December 31, 2016.
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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2016 on its consolidated balance sheet.
Retirement Plans
Substantially all of the Company’s U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Company contributions to the domestic plans were $5.5 million, $5.5 million and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2016, 2015 and 2014 were $0.8 million, $0.8 million and $1.2 million, respectively.
In connection with the Company’s 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary and made contributions of $0.1 million, $0.1 million and $0.2 million in 2016, 2015 and 2014, respectively. Both the pension expense and funding requirements for the years ended December 31, 2016, 2015 and 2014 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2016 were approximately $7.4 million and $8.8 million, respectively. The Company used a discount rate of 2.8% for the evaluation of the pension liability. The Company recorded an asset associated with the overfunded status of this plan of approximately $1.4 million, which is included in other long-term assets on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2015 approximated $7.9 million and $9.4 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 investments under the fair value hierarchy of U.S. GAAP.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the years ended December 31, 2016, 2015 and 2014, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At December 31, 2016, the Company recorded a net deferred gain of less than $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

		December 31,
Designation of Derivatives	Balance Sheet Location	2016	2015
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$18
Interest Rate Swaps	Other non-current assets	1,061	—
	Total Assets	$1,061	$18

Forward Currency Contracts	Accrued expenses	$57	$243
Interest Rate Swaps	Other non-current liabilities	—	13
	Total Liabilities	$57	$256

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$26	$91
	Total Assets	$26	$91

	Total Derivative Assets	$1,087	$109
	Total Derivative Liabilities	57	256
	Total Net Derivative Asset (Liability)	$1,030	$(147)
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$26	$—	$26	$—
Interest Rate Swap	1,061	—	1,061	—
Total	$1,087	$—	$1,087	$—

Liabilities:
Forward Currency Contracts	$57	$—	$57	$—
Total	$57	$—	$57	$—

	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	109	—	109	—
Total	$109	$—	$109	$—

Liabilities:
Forward Currency Contracts	$243	$—	$243	$—
Interest Rate Swap	13	—	13	—
Total	$256	$—	$256	$—
The following table summarizes the Company’s derivative positions at December 31, 2016:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/EURO	Sell	$3,400,000	0.3	1.06
USD/British Pound	Sell	£4,595,000	0.3	1.24
EURO/British Pound	Sell	£5,700,000	0.3	0.86
Interest Rate Swap		$246,094,750	3.8
The Company had no transfers between Level 1, 2 or 3 inputs during 2016. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

13.    DISCONTINUED OPERATIONS
During 2013, the Company’s Board of Directors approved a plan of liquidation for its BWW business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana.
BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. During the fourth quarter of 2014, the Company completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution. This resulted in a recorded pre-tax charge of $6.0 million within discontinued operations.

There were no discontinued operations during 2016 and 2015. Operating results for discontinued operations in 2014 are summarized as follows (in thousands):

Year Ended December 31, 2014
Revenues	$—
Gross loss	(67)
Operating expenses	(5,941)
Operating loss	(6,008)
Other income (expense)	(74)
Loss before tax benefits	(6,082)
Tax benefits	2,235
Net loss	(3,847)

14.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. During 2014, the Company realigned its existing three operating segments, which are also its reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. The Company’s operating segments correspond to its management organizational structure. Each new operating segment has a president who reports to the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the new segments are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. The realignment did not change the composition of the Company’s reporting units for goodwill impairment testing purposes. The Company’s current SEC filings reflect the above named reportable segments, unless and until such time as there is a subsequent change in the Company’s reportable segments.
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

Financial information by segment was as follows (in thousands):

	Years Ended December 31,
	2016 (1)	2015 (2)	2014 (3)
Revenues:
Infrastructure Solutions	$571,551	$556,234	$567,205
Corrosion Protection	401,469	437,921	458,409
Energy Services	248,900	339,415	305,807
Total revenues	$1,221,920	$1,333,570	$1,331,421

Operating income (loss):
Infrastructure Solutions (4)	$53,503	$46,867	$(6,194)
Corrosion Protection (5)	1,809	(1,771)	(31,010)
Energy Services (6)	(4,486)	(25,150)	17,392
Total operating income (loss)	$50,826	$19,946	$(19,812)
Other income (expense):
Interest expense	$(15,029)	$(16,044)	$(12,943)
Interest income	166	218	633
Other	(694)	(2,905)	(3,853)
Total other expense	$(15,557)	$(18,731)	$(16,163)
Income (loss) before taxes on income	$35,269	$1,215	$(35,975)

Total assets:
Infrastructure Solutions	$584,425	$508,817	$485,785
Corrosion Protection	424,007	489,519	506,659
Energy Services	147,171	183,763	197,858
Corporate	37,979	50,854	100,831
Assets held for sale	—	21,060	—
Total assets	$1,193,582	$1,254,013	$1,291,133

Capital expenditures:
Infrastructure Solutions	$19,834	$7,657	$13,096
Corrosion Protection	14,393	17,226	12,107
Energy Services	2,514	2,202	3,720
Corporate	2,019	2,369	3,976
Total capital expenditures	$38,760	$29,454	$32,899

Depreciation and amortization:
Infrastructure Solutions	$17,547	$14,836	$15,726
Corrosion Protection	18,792	18,834	19,259
Energy Services	7,067	7,641	7,004
Corporate	3,313	2,480	2,323
Total depreciation and amortization	$46,719	$43,791	$44,312
__________________________

(1)
Results include: (i) $15.9 million of restructuring charges (see Note 3); (ii) $2.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and other acquisition targets; (iii) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations; and (iv) a gain of $6.6 million in connection with the settlement of two longstanding lawsuits (see Note 11).

(2)
Results include: (i) $43.5 million of goodwill impairment charges (see Note 2); (ii) $8.1 million of 2014 Restructuring charges (see Note 3); and (iii) $1.9 million of costs incurred related to the acquisitions of Underground Solutions, Schultz and other acquisition targets.

(3)
Results include: (i) $51.5 million of goodwill impairment charges (see Note 2); (ii) $12.1 million of definite-lived intangible asset impairment charges (see Note 2); (iii) $47.8 million of 2014 Restructuring charges (see Note 3); and (iv) $1.4 million of costs incurred related to the acquisition of Brinderson and other acquisition targets.

(4)
Operating income for 2016 includes: (i) $3.1 million of 2016 Restructuring charges (see Note 3); (ii) $0.2 million of 2014 Restructuring expense reversals (see Note 3); (iii) $2.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and other acquisition targets; (iv) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations; and (v) a gain of $6.6 million in connection with the settlement of two longstanding lawsuits (see Note 11). Operating income for 2015 includes $8.1 million of 2014 Restructuring charges (see Note 3) and $1.1 million of costs incurred related to the acquisition of Underground Solutions and other acquisition targets. Operating income for 2014 includes: (i) $25.6 million of 2014 Restructuring charges (see Note 3), (ii) $16.1 million of goodwill impairment charges (see Note 2); and (iii) $1.2 million of definite-lived intangible asset impairment charges (see Note 2).

(5)
Operating income for 2016 includes $4.6 million of 2016 Restructuring charges (see Note 3). Operating income for 2015 includes $10.0 million of goodwill impairment charges (see Note 2) and $0.5 million of acquisition related expenses. Operating income for 2014 includes: (i) $35.4 million of goodwill impairment charges (see Note 2); (ii) $10.9 million of definite-lived intangible asset impairment charges (see Note 2); (iii) $11.3 million of 2014 Restructuring charges (see Note 3); and (iv) $0.7 million of costs incurred in conjunction with potential acquisition activity.

(6)
Operating income for 2016 includes $8.2 million of 2016 Restructuring charges (see Note 3). Operating income for 2015 includes $33.5 million of goodwill impairment charges (see Note 2) and $0.3 million of costs incurred related to the acquisition of Schultz. Operating income for 2014 includes (i) $0.7 million of costs incurred related to the acquisition of Brinderson and (ii) $4.5 million related to proceeds received in connection with the settlement of escrow claims related to the purchase of Brinderson..

The following table summarizes revenues, operating income (loss) and long-lived assets by geographic region (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues: (1)
United States	$924,580	$965,957	$926,834
Canada	129,291	174,827	202,806
Europe	60,238	56,474	85,614
Other foreign	107,811	136,312	116,167
Total revenues	$1,221,920	$1,333,570	$1,331,421

Operating income (loss):
United States	$28,048	$(18,959)	$(45,945)
Canada	16,156	27,126	36,883
Europe	981	3,217	1,862
Other foreign	5,641	8,562	(12,612)
Total operating income (loss)	$50,826	$19,946	$(19,812)

Long-lived assets: (1)(2)
United States	$140,099	$124,120	$135,898
Canada	9,464	9,872	25,610
Europe	7,575	7,268	8,984
Other foreign	8,829	9,189	8,429
Total long-lived assets	$165,967	$150,449	$178,921
__________________________

(1)
Revenues and long-lived assets are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

(2)	Long-lived assets as of December 31, 2016, 2015 and 2014 do not include intangible assets, goodwill or deferred tax assets.

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial data was as follows (in thousands, except per share data):

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Year ended December 31, 2016:
Revenues	$293,908	$297,686	$308,524	$321,802
Gross profit	54,414	61,190	66,318	71,242
Operating income (loss)	(4,139)	8,145	20,505	26,315
Net income (loss)	(3,949)	3,193	11,787	18,129

Basic earnings per share:
Net income (loss)	$(0.11)	$0.10	$0.35	$0.52

Diluted earnings per share
Net income (loss)	$(0.11)	$0.10	$0.34	$0.52
____________________

(1)	Includes expenses of $9.7 million and $(0.2) million related to our 2016 Restructuring and 2014 Restructuring, respectively (see Note 3).

(2)	Includes expenses of $3.8 million and $0.1 million related to our 2016 Restructuring and 2014 Restructuring, respectively (see Note 3).

(3)	Includes expenses of $1.3 million and $(0.4) million related to our 2016 Restructuring and 2014 Restructuring, respectively (see Note 3).

(4)
Includes expenses of $1.3 million and $0.3 million related to our 2016 Restructuring and 2014 Restructuring, respectively (see Note 3), and a gain on litigation settlement of $6.6 million (see Note 11).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s report is included in Item 8 of this Report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
The scope of management’s evaluation did not include the recent acquisition of Underground Solutions, Inc. Underground Solutions, Inc. is a wholly-owned subsidiary whose total assets and total revenues represented 1.4% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this Report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.
Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning this item is included in Item 5 of this Report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information concerning this item is included under the caption “Related-Party Transactions” and under the caption “Corporate Governance—Independent Directors” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2017 Proxy Statement and is incorporated herein by reference.

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

Dated: March 1, 2017	AEGION CORPORATION

	By:	/s/ Charles R. Gordon
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

Signature	Title	Date

/s/ Charles R. Gordon	Principal Executive Officer and	March 1, 2017
Charles R. Gordon	Director

/s/ David A. Martin	Principal Financial Officer and	March 1, 2017
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	March 1, 2017
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	March 1, 2017
Stephanie A. Cuskley

/s/ Walter J. Galvin	Director	March 1, 2017
Walter J. Galvin

/s/ Rhonda Germany Ballintyn	Director	March 1, 2017
Rhonda Germany Ballintyn

/s/ Juanita H. Hinshaw	Director	March 1, 2017
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	March 1, 2017
M. Richard Smith

/s/ Alfred L. Woods	Director	March 1, 2017
Alfred L. Woods

/s/ Phillip D. Wright	Director	March 1, 2017
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

10.1
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.2
2013 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 3, 2013 in connection with the 2013 annual meeting of stockholders). (2)

10.3
2016 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 11, 2016 in connection with the 2016 annual meeting of stockholders). (2)

10.4
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.5
2006 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.6
2011 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.7
2016 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 11, 2016 in connection with the 2016 annual meeting of stockholders).(2)

10.8
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.9
Senior Management Voluntary Deferred Compensation Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2013). (2)

10.10
2016 Executive Performance Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 11, 2016 in connection with the 2016 annual meeting of stockholders). (2)

10.11	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2011).

10.12
Form of Executive Change in Control Severance Agreement, dated as of October 6, 2014, between Aegion Corporation and each of Charles R. Gordon, David A. Martin and David F. Morris (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 10, 2014). (2)

10.13
Form of First Amendment to Executive Change in Control Severance Agreement, dated May 2, 2016, by and between Aegion Corporation and each of Charles R. Gordon, David A. Martin and David F. Morris (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2016). (2)

10.14	Severance Policy effective March 1, 2017, filed herewith. (2)

10.15	Form of Change in Control Severance Agreement, dated as of March 1, 2017, between Aegion Corporation and each of John D. Huhn, Stephen P. Callahan and Michael D. White, filed herewith. (2)

10.16	Management Annual Incentive Plan effective January 1, 2017, filed herewith. (2)

10.17	Form of Director Deferred Stock Unit Agreement (for Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed May 1, 2015).

10.18	Form of Performance Unit Agreement, dated February 22, 2017, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.19	Form of Restricted Stock Unit Agreement, dated February 22, 2017, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.20	Letter agreement, dated October 6, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed October 10, 2014). (2)

10.21
Form of Restricted Stock Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed October 10, 2014). (2)

10.22
Form of Inducement Restricted Stock Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed October 10, 2014). (2)

10.23	Amended and Restated Credit Agreement, dated October 30, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2015).

10.24
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