Form 10-Q
period 2017-03-31
Aegion Corp
filed 2017-05-03
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 33,491,406 shares of common stock, $.01 par value per share, outstanding at April 26, 2017.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2017	2016
Revenues	$325,175	$293,908
Cost of revenues	257,763	239,494
Gross profit	67,412	54,414
Operating expenses	52,746	50,725
Acquisition-related expenses	533	1,031
Restructuring charges	—	6,797
Operating income (loss)	14,133	(4,139)
Other income (expense):
Interest expense	(4,047)	(3,615)
Interest income	49	32
Other	(387)	(973)
Total other expense	(4,385)	(4,556)
Income (loss) before taxes on income	9,748	(8,695)
Taxes (benefit) on income (loss)	1,995	(4,746)
Net income (loss)	7,753	(3,949)
Non-controlling interests (income) loss	(1,882)	157
Net income (loss) attributable to Aegion Corporation	$5,871	$(3,792)

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$0.17	$(0.11)
Diluted	$0.17	$(0.11)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2017	2016
Net income (loss)	$7,753	$(3,949)
Other comprehensive income (loss):
Currency translation adjustments	3,869	(557)
Deferred gain (loss) on hedging activity, net of tax (1)	483	(3,573)
Pension activity, net of tax (2)	(5)	(122)
Total comprehensive income (loss)	12,100	(8,201)
Comprehensive income attributable to non-controlling interests	(1,869)	(85)
Comprehensive income (loss) attributable to Aegion Corporation	$10,231	$(8,286)
__________________________

(1)	Amounts presented net of tax of $321 and $(2,392) for the quarters ended March 31, 2017 and 2016, respectively.

(2)	Amounts presented net of tax of $(1) and $(30) for the quarters ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$87,602	$129,500
Restricted cash	1,573	4,892
Receivables, net of allowances of $5,303 and $6,098, respectively	207,943	186,016
Retainage	31,237	33,643
Costs and estimated earnings in excess of billings	75,535	62,401
Inventories	69,113	63,953
Prepaid expenses and other current assets	38,903	51,832
Total current assets	511,906	532,237
Property, plant & equipment, less accumulated depreciation	156,690	156,747
Other assets
Goodwill	302,749	298,619
Identified intangible assets, less accumulated amortization	193,102	194,911
Deferred income tax assets	1,584	1,848
Other assets	9,371	9,220
Total other assets	506,806	504,598
Total Assets	$1,175,402	$1,193,582

Liabilities and Equity
Current liabilities
Accounts payable	$64,713	$63,058
Accrued expenses	71,821	85,010
Billings in excess of costs and estimated earnings	44,716	62,698
Current maturities of long-term debt	22,020	19,835
Total current liabilities	203,270	230,601
Long-term debt, less current maturities	354,427	350,785
Deferred income tax liabilities	23,731	23,339
Other non-current liabilities	13,102	12,674
Total liabilities	594,530	617,399

(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 33,604,854 and 33,956,304, respectively	336	340
Additional paid-in capital	159,191	166,598
Retained earnings	460,933	455,062
Accumulated other comprehensive loss	(49,140)	(53,500)
Total stockholders’ equity	571,320	568,500
Non-controlling interests	9,552	7,683
Total equity	580,872	576,183
Total Liabilities and Equity	$1,175,402	$1,193,582

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
Net loss	—	—	—	(3,792)	—	(157)	(3,949)
Issuance of common stock upon stock option exercises, including tax benefit	18,193	—	38	—	—	—	38
Issuance of shares pursuant to restricted stock units	9,733	—	—	—	—	—	—
Forfeitures of restricted shares	(14,528)	—	—	—	—	—	—
Shares repurchased and retired	(910,656)	(9)	(16,316)	—	—	—	(16,325)
Equity-based compensation expense	—	—	2,363	—	—	—	2,363
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(4,494)	242	(4,252)
BALANCE, March 31, 2016	35,156,241	$352	$186,036	$421,782	$(52,355)	$9,338	$565,153

BALANCE, December 31, 2016	33,956,304	$340	$166,598	$455,062	$(53,500)	$7,683	$576,183
Net income	—	—	—	5,871	—	1,882	7,753
Issuance of shares pursuant to restricted stock units	62,279	1	—	—	—	—	1
Issuance of shares pursuant to performance units	49,672	—	—	—	—	—	—
Forfeitures of restricted shares	(1,084)	—	—	—	—	—	—
Shares repurchased and retired	(462,317)	(5)	(10,503)	—	—	—	(10,508)
Equity-based compensation expense	—	—	3,096	—	—	—	3,096
Currency translation adjustment and derivative transactions, net	—	—	—	—	4,360	(13)	4,347
BALANCE, March 31, 2017	33,604,854	$336	$159,191	$460,933	$(49,140)	$9,552	$580,872

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Quarters Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,753	$(3,949)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	11,852	11,376
Gain on sale of fixed assets	(116)	(499)
Equity-based compensation expense	3,096	2,363
Deferred income taxes	5,533	(1,187)
Non-cash restructuring charges	42	(212)
Loss on foreign currency transactions	378	1,131
Other	(62)	(485)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	1,354	462
Receivables net, retainage and costs and estimated earnings in excess of billings	(30,257)	29,618
Inventories	(3,491)	(1,806)
Prepaid expenses and other assets	5,351	3,382
Accounts payable and accrued expenses	(9,988)	(39,086)
Billings in excess of costs and estimated earnings	(18,078)	(3,672)
Other operating	300	582
Net cash used in operating activities	(26,333)	(1,982)

Cash flows from investing activities:
Capital expenditures	(3,907)	(10,060)
Proceeds from sale of fixed assets	165	956
Patent expenditures	(289)	(541)
Restricted cash related to investing activities	2,000	(1,086)
Purchase of Underground Solutions, Inc., net of cash acquired	—	(85,167)
Other acquisition activity, net of cash acquired	(9,045)	(500)
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	—	4,599
Net cash used in investing activities	(11,076)	(91,799)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	38
Repurchase of common stock	(10,508)	(16,325)
Payment of contingent consideration	(500)	—
Proceeds from line of credit	10,000	34,000
Principal payments on long-term debt	(4,375)	(4,375)
Net cash provided by (used in) financing activities	(5,383)	13,338
Effect of exchange rate changes on cash	894	(3,394)
Net decrease in cash and cash equivalents for the period	(41,898)	(83,837)
Cash and cash equivalents, beginning of year	129,500	211,696
Cash and cash equivalents, end of period	$87,602	$127,859
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
The consolidated balance sheet as of December 31, 2016, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

Acquisitions/Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce the Company’s exposure to the upstream oil markets and to reduce consolidated expenses. The 2016 Restructuring repositioned Energy Services’ upstream operations in California, reduced Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sized Corrosion Protection to compete more effectively and reduced corporate and other operating costs. See Note 3.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On March 1, 2017, the Company acquired Environmental Techniques Limited and its parent holding company, Killeen Trading Limited (collectively “Environmental Techniques”), for a purchase price of £6.5 million, approximately $8.0 million, which was funded from the Company’s international cash balances. The purchase price is subject to post-closing working capital adjustments and included £1.0 million, approximately $1.2 million, held in escrow as security for any post-closing purchase price adjustments and post-closing indemnification obligations of Environmental Techniques’s previous owners. Environmental Techniques provides trenchless drainage inspection, cleaning and rehabilitation throughout the United Kingdom and the Republic of Ireland.
On July 1, 2016, the Company acquired Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand companies (collectively, “Concrete Solutions”), for a purchase price paid at closing of NZD 7.5 million, approximately $5.5 million. The purchase price is subject to post-closing working capital adjustments and included NZD 0.5 million, approximately $0.4 million, held in escrow as security for post-closing purchase price adjustments and post-closing indemnification obligations of the previous owners. The sellers have the ability to earn up to an additional NZD 2.0 million, approximately $1.4 million, of proceeds based on reaching certain performance targets in 2017, 2018 and 2019. The transaction was funded from the Company’s cash balances. CSL provides structural strengthening, concrete repair and bridge jointing solutions primarily through application of fiber reinforced polymer (“FRP”) and injection resins and had served as a Fibrwrap® certified applicator in New Zealand for a number of years. BCS imports and distributes materials, including fiber reinforced polymer, injection resins, repair mortars and protective coatings.
On June 2, 2016, the Company acquired the cured-in-place pipe (“CIPP”) contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011. The purchase price was €2.9 million, approximately $3.2 million, and was funded from the Company’s international cash balances.
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

On February 18, 2016, the Company acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), for an initial purchase price of $85.0 million plus an additional $5.0 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solutions’ previous owners. The transaction was funded partially from the Company’s cash balances and partially from borrowings under the Company’s revolving credit facility. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications.
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, Hong Kong, Malaysia and Singapore. The Company has substantially completed all of the objectives related to the 2014 Restructuring.
Corrosion Protection Segment (“Corrosion Protection”)
On February 1, 2016, the Company sold its fifty-one percent (51%) interest in its Canadian pipe coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to its joint venture partner, Perma-Pipe, Inc. The sale price was $9.6 million, which consisted of a $7.6 million payment at closing and a $2.0 million promissory note, which was paid on July 28, 2016. BPPC served as the Company’s pipe coating and insulation operation in Canada. The sale of its interest in BPPC was part of a broader effort by the Company to reduce its exposure in the North American upstream market in light of expectations for a prolonged low oil price environment.
Purchase Price Accounting
During the first quarter of 2017, the Company determined its preliminary accounting for Environmental Techniques and finalized its accounting for Underground Solutions. The accounting for Fyfe Europe, LMJ and Concrete Solutions is substantially complete with the exception of final working capital adjustments. As the Company completes its final accounting for these acquisitions, future adjustments related to working capital, deferred income taxes, definite-lived intangible assets and goodwill could occur. The goodwill and definite-lived intangible assets associated with the Fyfe Europe and LMJ acquisitions are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Environmental Techniques, Underground Solutions and Concrete Solutions acquisitions are not deductible for tax purposes.
Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions made the following contributions to the Company’s revenues and profits (in thousands):

	Quarter Ended March 31, 2017					Quarter Ended March 31, 2016
	Environmental Techniques	Underground Solutions(1)	Fyfe Europe	LMJ	Concrete Solutions	Underground Solutions(2)
Revenues	$451	$6,525	$259	$1,337	$1,383	$4,666
Net income (loss)	(102)	(1,319)	(58)	(597)	50	(124)
_____________________

(1)	The reported net loss for Underground Solutions for the quarter ended March 31, 2017 includes an allocation of corporate expenses of $0.4 million.

(2)	The reported net loss for Underground Solutions for the quarter ended March 31, 2016 includes inventory step-up expense of $1.2 million recognized as part of the accounting for business combinations.

The following pro forma summary presents combined information of the Company as if the Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands, except earnings per share):

	Quarters Ended March 31,
	2017 (1)	2016 (2)
Revenues	$326,057	$302,869
Net income (loss) attributable to Aegion Corporation (3)	5,698	(3,330)
Diluted earnings (loss) per share	$0.17	$(0.09)
_____________________

(1)	Includes pro-forma results related to Environmental Techniques.

(2)	Includes pro-forma results related to Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions.

(3)
Includes pro-forma adjustments for depreciation and amortization associated with acquired tangible and intangible assets, as if those assets were recorded at the beginning of the year preceding the acquisition date.

The transaction purchase price to acquire Environmental Techniques was £6.5 million, approximately $8.0 million, which represented cash consideration paid at closing.
The transaction purchase price to acquire Underground Solutions was $88.4 million, which included: (i) a payment at closing of $85.0 million; (ii) a payment of $5.0 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards; and (iii) working capital adjustments of $1.6 million payable to the Company.
The transaction purchase price to acquire Fyfe Europe was $3.0 million, which represented cash consideration paid at closing of $2.8 million plus $0.2 million of deferred contingent consideration, which was paid during the first quarter of 2017.
The transaction purchase price to acquire LMJ was €2.9 million, approximately $3.2 million, which was paid at closing.
The transaction purchase price to acquire Concrete Solutions was NZD 8.9 million, approximately $6.4 million, which included: (i) a payment at closing of NZD 7.5 million, approximately $5.5 million; (ii) a preliminary working capital adjustment payable to the sellers of NZD 0.2 million, approximately $0.1 million; and (iii) the estimated fair value of earnout consideration of NZD 1.2 million, approximately $0.9 million, which was recorded to “Other non-current liabilities” in the Consolidated Balance Sheet at March 31, 2017. The fair value estimate was determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 11.
The following table summarizes the fair value of identified assets and liabilities of the Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions acquisitions at their respective acquisition dates (in thousands):

	Environmental Techniques	Underground Solutions	Fyfe Europe	LMJ	Concrete Solutions
Cash	$—	$3,630	$—	$—	$—
Receivables and cost and estimated earnings in excess of billings	801	6,339	—	—	1,469
Inventories	1,281	12,629	—	504	857
Prepaid expenses and other current assets	93	671	—	—	18
Property, plant and equipment	1,694	2,755	50	1,194	422
Identified intangible assets	2,011	33,370	513	795	1,722
Deferred income tax assets	—	13,282	—	—	—
Other assets	—	90		—	—
Accounts payable	(1,025)	(4,653)	—	—	(837)
Accrued expenses	(186)	(5,900)	—	—	(149)
Billings in excess of cost and estimated earnings	—	(2,943)	—	—	—
Deferred income tax liabilities	—	(14,562)	—	—	(482)
Total identifiable net assets	$4,669	$44,708	$563	$2,493	$3,020

Total consideration recorded	$8,046	$88,370	$3,000	$3,235	$6,393
Less: total identifiable net assets	4,669	44,708	563	2,493	3,020
Goodwill at March 31, 2017	$3,377	$43,662	$2,437	$742	$3,373

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
The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom; and (iii) derivatives (in thousands):

	March 31, 2017	December 31, 2016
Currency translation adjustments	$(51,313)	$(54,863)
Derivative hedging activity	1,808	1,004
Pension activity	365	359
Total accumulated other comprehensive loss	$(49,140)	$(53,500)
Net foreign exchange transaction losses of $0.4 million and $1.1 million in the first quarters of 2017 and 2016, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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

Based on its evaluation of the above factors and judgments, as of March 31, 2017, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data (1)	March 31, 2017	December 31, 2016
Current assets	$76,863	$51,354
Non-current assets	24,757	25,607
Current liabilities	48,065	29,324
Non-current liabilities	31,496	28,849

	Quarters Ended March 31,
Income statement data (1)	2017	2016
Revenue	$34,061	$14,736
Gross profit	5,530	639
Net income (loss) attributable to Aegion Corporation	1,272	(2,940)
__________________________

(1)	During the first quarter of 2017, increased activity was primarily driven from our joint venture in Louisiana, which continued its work on a large deepwater pipe coating and insulation project.

Newly Issued Accounting Pronouncements
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The standard requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for the Company’s fiscal year beginning January 1, 2020, but early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company’s adoption of this standard, effective January 1, 2017, did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued guidance requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance is effective for the Company’s fiscal year beginning January 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, other than the classification of restricted cash on the consolidated statement of cash flows.
In August 2016, the FASB issued guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for the Company’s fiscal year beginning January 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company is currently evaluating the effect the guidance will have on its statement of cash flows.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for the Company’s fiscal year beginning January 1, 2017, including interim periods within that fiscal year. The Company’s adoption of this standard, effective January 1, 2017, did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued guidance that requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with lease terms longer than twelve months. The standard is effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted. Entities are required to use the modified retrospective approach for all existing leases as of the effective date; however, the standard provides for certain practical expedients. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations, including an analysis of its current lease contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard.
In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be presented as non-current within the Consolidated Balance Sheet. It is effective for the Company’s fiscal year beginning January 1, 2017, including interim periods within that fiscal year. The Company’s adoption of this standard, effective January 1, 2017, did not have a material impact on its consolidated financial statements. Prior period balances were not retrospectively adjusted.
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

3.    RESTRUCTURING
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated expenses. During 2016, the Company completed its restructuring, which included repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. Cost savings were achieved primarily through office closures and reducing headcount by approximately 964 employees, or 15.5% of the Company’s total workforce as of December 31, 2015.
Total pre-tax 2016 Restructuring charges recorded since inception were $16.1 million ($10.3 million after tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. The vast majority of 2016 Restructuring costs were cash charges.
There were no expenses incurred in the first quarter of 2017 related to the 2016 Restructuring. During the first quarter of 2016, the Company recorded pre-tax expense related to the 2016 Restructuring as follows (in thousands):

	Quarter Ended March 31, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$1,912	$2,420	$1,309	$5,641
Lease termination costs	—	—	969	969
Relocation and other moving costs	—	—	120	120
Other restructuring costs (1)	241	317	2,454	3,012
Total pre-tax restructuring charges (reversals) (2)	$2,153	$2,737	$4,852	$9,742
__________________________

(1)
Includes charges primarily related to downsizing the Company’s upstream operations in California, inclusive of wind-down costs, professional fees, fixed asset disposals and certain other restructuring charges.

(2)	Includes $1.0 million of corporate-related restructuring charges that have been allocated to the reportable segments.
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the first quarters of 2017 and 2016 were zero and $6.7 million, respectively, and reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2016 Restructuring recognized in the first quarter of 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

Quarter Ended March 31, 2016
Cost of revenues (1)	$49
Operating expenses (2)	2,963
Restructuring charges (3)	6,730
Total pre-tax restructuring charges (4)	$9,742
__________________________

(1)	All charges relate to Infrastructure Solutions.

(2)	Includes: (i) charges of $0.2 million related to Infrastructure Solutions; (ii) charges of $0.3 million related to Corrosion Protection; and (iii) charges of $2.5 million related to Energy Services.

(3)	Includes: (i) charges of $1.9 million related to Infrastructure Solutions; (ii) charges of $2.4 million related to Corrosion Protection; and (iii) charges of $2.4 million related to Energy Services.

(4)	All charges incurred during the quarter will be settled in cash, either during the current quarter or future periods.

The following tables summarize the 2016 Restructuring activity during the first quarters of 2017 and 2016 (in thousands):

	Reserves at December 31, 2016	2017 Charge to Income	Utilized in 2017		Reserves at March 31, 2017
			Cash(1)	Non-Cash
Severance and benefit related costs	$645	$—	$228	$—	$417
Lease termination costs	125	—	30	—	95
Relocation and other moving costs	10	—	10	—	—
Other restructuring costs	120	—	32	—	88
Total pre-tax restructuring charges	$900	$—	$300	$—	$600
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2016 or charged to income during the first quarter of 2017.

	2016 Charge to Income	Utilized in 2016		Reserves at March 31, 2016
		Cash(1)	Non-Cash
Severance and benefit related costs	$5,641	$3,062	$—	$2,579
Lease termination costs	969	583	—	386
Relocation and other moving costs	120	120	—	—
Other restructuring costs	3,012	2,906	—	106
Total pre-tax restructuring charges	$9,742	$6,671	$—	$3,071
__________________________

(1)	Refers to cash utilized to settle charges during the first quarter of 2016.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2017	2016
Weighted average number of common shares used for basic EPS	33,819,331	35,488,580
Effect of dilutive stock options and restricted and deferred stock unit awards	685,257	—
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	34,504,588	35,488,580
The Company excluded 391,885 stock options and restricted and deferred stock units in the first quarter of 2016 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 77,807 and 164,014 stock options for the first quarters of 2017 and 2016, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2017 and March 31, 2017 (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2017
Goodwill, gross	$239,494	$73,875	$80,246	$393,615
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	223,425	28,475	46,719	298,619
Acquisitions (1)	3,377	—	—	3,377
Foreign currency translation	688	65	—	753
Balance, March 31, 2017
Goodwill, gross	243,559	73,940	80,246	397,745
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$227,490	$28,540	$46,719	$302,749
__________________________

(1)	During the first quarter of 2017, the Company recorded goodwill of $3.4 million related to the acquisition of Environmental Techniques (see Note 1).
Identified Intangible Assets
Identified intangible assets consisted of the following (in thousands):

		March 31, 2017			December 31, 2016
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	9.3	$4,426	$(3,488)	$938	$4,418	$(3,438)	$980
Leases	10.6	2,065	(948)	1,117	2,065	(912)	1,153
Trademarks (1)	13.7	24,664	(8,285)	16,379	24,185	(7,868)	16,317
Non-competes	1.6	1,309	(1,082)	227	1,308	(1,054)	254
Customer relationships (1)	11.2	189,416	(56,898)	132,518	187,554	(53,830)	133,724
Patents and acquired technology	10.0	66,526	(24,603)	41,923	66,222	(23,739)	42,483
		$288,406	$(95,304)	$193,102	$285,752	$(90,841)	$194,911
__________________________

(1)	During the first quarter of 2017, the Company recorded trademarks of $0.4 million and customer relationships of $1.6 million related to the acquisition of Environmental Techniques (see Note 1).
Amortization expense was $4.3 million and $3.7 million for the first quarters of 2017 and 2016, respectively. Estimated amortization expense by year is as follows (in thousands):

2017	$17,320
2018	17,305
2019	17,049
2020	16,925
2021	16,878

6.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt, term note and notes payable consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term note, due October 30, 2020, annualized rates of 3.27% and 3.08%, respectively	$323,750	$328,125
Line of credit, 3.18% and 2.96%, respectively	46,000	36,000
Other notes with interest rates from 3.3% to 6.5%	9,881	9,901
Subtotal	379,631	374,026
Less – Current maturities of long-term debt	22,020	19,835
Less – Unamortized loan costs	3,184	3,406
Total	$354,427	$350,785
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
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2017 was approximately 3.26%.
The Company’s indebtedness at March 31, 2017 consisted of $323.8 million outstanding from the $350.0 million term loan under the Credit Facility and $46.0 million on the line of credit under the Credit Facility. During the first quarter of 2017, the Company borrowed $10.0 million on the line of credit for domestic working capital needs. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at March 31, 2017.
As of March 31, 2017, the Company had $32.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $15.1 million was collateral for the benefit of certain of our insurance carriers and $17.5 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2016 consisted of $328.1 million outstanding from the term loan under the Credit Facility and $36.0 million on the line of credit under the Credit Facility. Additionally, the Company designated $9.6 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at December 31, 2016.
At March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt was approximately $374.0 million and $366.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 11.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 11.

The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00. In connection with the acquisition of Underground Solutions, the Company executed a one-time election, in accordance with the Credit Agreement, to increase the consolidated financial leverage ratio to 4.00 to 1.00 for a period of one year, which expired during the first quarter of 2017. For the quarter ended March 31, 2017, the maximum amount was not to exceed 3.75 to 1.00. The ratio will decrease to not more than 3.50 to 1.00 beginning with the quarter ending June 30, 2017. At March 31, 2017, the Company’s consolidated financial leverage ratio was 3.10 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $80.9 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2017, the Company’s fixed charge ratio was 1.72 to 1.00.

At March 31, 2017, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

7.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
Under the terms of its Credit Facility, the Company is authorized to purchase a limited number of shares of its common stock on an annual basis, subject to Board of Director authorization. In October 2016, our Board of Directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. The Company began repurchasing shares under this program in January 2017. Once repurchased, the Company promptly retires such shares.
The Company is also authorized to repurchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock, restricted stock unit awards and performance unit awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock unit or performance unit vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. The option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to (1) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (2) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During the first quarter of 2017, the Company acquired 366,914 shares of the Company’s common stock for $8.4 million ($22.82 average price per share) through the open market repurchase programs discussed above and 95,403 shares of the Company’s common stock for $2.1 million ($22.37 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
During the first quarter of 2016, the Company acquired 858,582 shares of the Company’s common stock for $15.3 million ($17.83 average price per share) through the open market repurchase program discussed above and 52,074 shares of the Company’s common stock for $1.0 million ($19.61 average price per share) in connection with the vesting of restricted stock, restricted stock units and the exercise of stock options. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which replaced the 2013 Employee Equity Incentive Plan. The 2016 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. In April 2017, the Company’s stockholders approved the First Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,000,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. As of March 31, 2017, 207,474 shares of common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders also approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The Board of Directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of March 31, 2017, 161,326 shares of common stock were available for issuance under the 2016 Director Plan.
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
A summary of the stock award activity is as follows:

	Quarter Ended March 31, 2017
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2017	1,501,021	$18.78
Restricted shares awarded	—	—
Restricted stock units awarded	222,895	23.09
Performance stock units awarded	213,436	23.04
Restricted shares distributed	(158,306)	22.71
Restricted stock units distributed	(62,164)	22.29
Performance stock units distributed	(49,672)	21.95
Restricted shares forfeited	(1,084)	23.01
Restricted stock units forfeited	(5,734)	17.76
Performance stock units forfeited	(29,978)	18.99
Outstanding at March 31, 2017	1,630,414	$19.31
Expense associated with stock awards was $3.0 million and $2.3 million for the first quarters of 2017 and 2016, respectively. Unrecognized pre-tax expense of $21.4 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.15 years for awards outstanding at March 31, 2017.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

A summary of deferred stock unit activity is as follows:

	Quarter Ended March 31, 2017
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2017	253,445	$19.93
Awarded	3,026	24.06
Distributed	—	—
Outstanding at March 31, 2017	256,471	$19.98
Expense associated with awards of deferred stock units was $0.1 million and less than $0.1 million for the first quarters of 2017 and 2016, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
A summary of stock option activity is as follows:

	Quarter Ended March 31, 2017
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	170,253	$21.99
Granted	—	—
Exercised	—	—
Canceled/Expired	—	—
Outstanding at March 31, 2017	170,253	$21.99
Exercisable at March 31, 2017	170,253	$21.99
Expense associated with stock option grants was zero and less than $0.1 million for the first quarters of 2017 and 2016, respectively. There was no unrecognized pre-tax expense related to stock option grants at March 31, 2017.
Financial data for stock option exercises are summarized as follows (in thousands):

	Quarters Ended March 31,
	2017	2016
Amount collected from stock option exercises	$—	$306
Total intrinsic value of stock option exercises	—	352
Tax shortfall of stock option exercises recorded in additional paid-in-capital	—	18
Aggregate intrinsic value of outstanding stock options	444	320
Aggregate intrinsic value of exercisable stock options	444	320
The intrinsic value calculations are based on the Company’s closing stock price of $22.91 and $21.09 on March 31, 2017 and 2016, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options awarded during 2017 or 2016.

8.    TAXES ON INCOME
The Company’s effective tax rate in the quarter ended March 31, 2017 was 20.5%. The effective rate was favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States.
For the quarter ended March 31, 2016, the Company’s effective tax rate was a benefit of 54.6% on a pre-tax loss and was favorably impacted by a $1.9 million benefit related to the reversal of a previously recorded valuation allowance in the U.S. due to changes in the realization of future tax benefits.

9.    COMMITMENTS AND CONTINGENCIES
Litigation
In December 2016, the Company settled two lawsuits related to the December 2012 departure of several key leaders in sales and operations for the Tyfo® Fibrwrap® technology, which is part of the Infrastructure Solutions platform. Under the settlement, Aegion will receive $6.6 million over the years 2016 through 2020. The initial $3.6 million cash payment was received in December 2016 and the remainder is to be paid in $750,000 installments over the next four years. At March 31, 2017, $750,000 was included in “Prepaid expenses and other current assets” and $2.25 million was included in “Other assets” in the Consolidated Balance Sheet.
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. At December 31, 2016, the accrual relating to these matters was $6.0 million. During the first quarter of 2017, the Company reassessed its reserve, as certain payroll tax statutory limitation periods lapsed, and lowered its accrual for such matters by $0.7 million. The accrual adjustments resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of March 31, 2017, the remaining accrual relating to these matters was $5.3 million. The Company believes it has asserted meritorious defenses to these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at March 31, 2017.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2017 on its consolidated balance sheet.

10.    SEGMENT REPORTING
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
Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2017 (1)	2016 (2)
Revenues:
Infrastructure Solutions	$128,868	$125,762
Corrosion Protection	123,390	92,446
Energy Services	72,917	75,700
Total revenues	$325,175	$293,908

Gross profit:
Infrastructure Solutions	$31,251	$29,744
Corrosion Protection	27,963	17,199
Energy Services	8,198	7,471
Total gross profit	$67,412	$54,414

Operating income (loss):
Infrastructure Solutions (3)	$5,610	$5,808
Corrosion Protection (4)	7,212	(5,670)
Energy Services (5)	1,311	(4,277)
Total operating income (loss)	14,133	(4,139)
Other income (expense):
Interest expense	(4,047)	(3,615)
Interest income	49	32
Other	(387)	(973)
Total other expense	(4,385)	(4,556)
Income (loss) before taxes on income	$9,748	$(8,695)
_______________________

(1)
Results include: (i) $0.1 million of 2014 Restructuring expense reversals; and (ii) $0.5 million of costs incurred related to the acquisitions of Environmental Techniques and other acquisition targets.

(2)
Results include: (i) $9.7 million of 2016 Restructuring charges (see Note 3); (ii) $0.2 million of 2014 Restructuring expense reversals; (iii) $1.0 million of costs incurred related to the acquisition of Underground Solutions and other acquisition targets; and (iv) inventory step up expense of $1.2 million recognized as part of the accounting for business combinations (see Note 1).

(3)
Operating income in the first quarter of 2017 includes: (i) $0.1 million of 2014 Restructuring expense reversals; and (ii) $0.5 million of costs incurred related to the acquisition of Environmental Techniques and other acquisition targets. Operating income in the first quarter of 2016 includes: (i) $2.2 million of 2016 Restructuring charges (see Note 3); (ii) $0.2 million of 2014 Restructuring expense reversals; (iii) $1.0 million of costs incurred related to the acquisitions of Underground Solutions and other acquisition targets; and (iv) inventory step up expense of $1.2 million recognized as part of the accounting for business combinations (see Note 1).

(4)	Operating loss in the first quarter of 2016 includes $2.7 million of 2016 Restructuring charges (see Note 3).

(5)	Operating loss in the first quarter of 2016 includes $4.9 million of 2016 Restructuring charges (see Note 3).

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended March 31,
	2017	2016
Revenues (1):
United States	$257,724	$223,569
Canada	26,827	27,619
Europe	16,145	13,821
Other foreign	24,479	28,899
Total revenues	$325,175	$293,908

Gross profit:
United States	$56,032	$39,862
Canada	4,514	5,414
Europe	3,159	2,789
Other foreign	3,707	6,349
Total gross profit	$67,412	$54,414

Operating income (loss):
United States	$12,517	$(7,552)
Canada	1,460	1,569
Europe	408	159
Other foreign	(252)	1,685
Total operating income (loss)	$14,133	$(4,139)
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

11.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for the outstanding hedged balance. During the first quarters of 2017 and 2016, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of cash flow hedges. At March 31, 2017, the Company’s cash flow hedges were in a net deferred loss position of $0.1 million due to unfavorable movements in short-term interest rates relative to the hedged position. The loss was recorded in accrued expenses and other comprehensive income on the Consolidated Balance Sheets and on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$1,863	$1,061
	Total Assets	$1,863	$1,061

Forward Currency Contracts	Accrued expenses	$55	$57
	Total Liabilities	$55	$57

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$26
	Total Assets	$—	$26

Forward Currency Contracts	Accrued expenses	$41	$—
	Total Liabilities	$41	$—

	Total Derivative Assets	$1,863	$1,087
	Total Derivative Liabilities	96	57
	Total Net Derivative Asset (Liability)	$1,767	$1,030
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

The following tables represent assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$—	$—	$—	$—
Interest Rate Swap	1,863	—	1,863	—
Total	$1,863	$—	$1,863	$—

Liabilities:
Forward Currency Contracts	$96	$—	$96	$—
Interest Rate Swap	—	—	—	—
Total	$96	$—	$96	$—

	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$26	$—	$26	$—
Interest Rate Swap	1,061	—	1,061	—
Total	$1,087	$—	$1,087	$—

Liabilities:
Forward Currency Contracts	$57	$—	$57	$—
Interest Rate Swap	—	—	—	—
Total	$57	$—	$57	$—
The following table summarizes the Company’s derivative positions at March 31, 2017:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/EURO	Sell	€3,400,000	0.3	1.07
USD/British Pound	Sell	£4,595,000	0.3	1.26
EURO/British Pound	Sell	£5,700,000	0.3	.85
Interest Rate Swap		$242,812,500	3.6
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2017. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017, and in our subsequent filed reports, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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
Infrastructure Solutions – The majority of our work is performed in the municipal water and wastewater pipeline sector and, while the pace of growth is primarily driven by government funding, we believe the overall market needs result in a long-term stable growth opportunity for our market leading product brands, Insituform® CIPP, Tyfo® Fibrwrap® and Fusible PVC®.
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
Energy Services – We offer a unique value proposition based on our world class safety and labor productivity programs, which allows us to provide cost effective maintenance, turnaround and construction services at our customers’ refineries and petrochemical and other industrial facilities.

Strategic Initiatives
We are committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to solve complex infrastructure problems. We are pursuing three strategic initiatives:
Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our cured-in-place pipe technology, the largest source of Aegion’s consolidated revenues. We are also seeking to create a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. The focus today is growing our presence in the rehabilitation of pressure pipelines through both internal development and acquisitions. In 2016, we acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), adding its patented Fusible PVC® pipe technology to our pressure pipe portfolio, which includes Insituform® CIPP, Tyfo® Fibrwrap® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene liner. Our international strategy is to use a blend of third-party product sales as well as CIPP and FRP contract installation operations in select markets. A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.
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
Infrastructure Solutions
We will make investments in 2017 to expand the use of Insituform® CIPP in several regions currently underserved by Insituform in the North American wastewater pipeline market. Our objective is to maintain growth and our leading share in a large and mature market. Outside North America, we are selectively targeting markets in Europe for contract installation of Insituform® CIPP to complement a strategy to grow third-party product sales across the continent. We are also pursuing additional contract installation opportunities in Australia and plan to grow third-party CIPP sales in several Asian countries.
One of the most attractive areas for growth is in the rehabilitation of municipal pressure pipelines, primarily in North America. We have a diverse portfolio of solutions in a highly fragmented and growing North American market. We also have an attractive market in Asia-Pacific for large-diameter pressure pipe strengthening. We completed a research and development effort in 2016 that is expected to significantly reduce material and installation costs for Tyfo® Fibrwrap® technology while maintaining the superior material properties and quality of the technology. We also improved our InsituMain® CIPP technology to give customers a more robust solution. These enhancements and favorable market conditions support our expectations for growth in 2017.
With favorable end markets, strategic investments and technology enhancements, we expect Infrastructure Solutions in 2017 to grow revenues faster than the low-to-mid-single digit three-year target. However, operating margins will likely be slightly lower than in 2016 due to potential increases in oil-based raw materials and construction labor costs, especially in

North America, which was evident in the first quarter of 2017. We are employing continuous improvement processes in our CIPP manufacturing and contracting operations to partially offset these expected cost headwinds.
Corrosion Protection
We expect a modest recovery in 2017 from the impact caused by depressed oil prices over the last two years, which will be aided by the anticipated completion of a $130 million deepwater pipe coating and insulation project.
Over 50 percent of Corrosion Protection’s revenues comes from cathodic protection services for midstream oil and gas pipelines in North America, an attractive and growing market that we believe justifies further investment to outpace market growth. To that end, we plan to roll out our new asset integrity management system in 2017 for pipeline corrosion inspections. The new service will improve data accuracy and processing efficiency, customize the data transfer format (including geospatial mapping) and provide faster access to the information by customers. Corrosion Protection’s pipeline inspection services are expected to create a multiplier effect for our other capabilities in direct pipeline inspections, engineering, cathodic protection system installation and pipeline corrosion remediation. Our objective is to expand the relationships with our top customers, who are the leading pipeline owners in North America, to accelerate revenue growth. Asset integrity management is an important element of that strategy and we expect to transition a number of those customers to the new system in 2017.
With oil prices trading in a stable range since the fall of 2016, we have responded to more customer inquiries for our Tite Liner® lining pipeline protection system, pipe coatings and insulation for the United States Gulf Coast region and field pipe coatings domestically and overseas. We are encouraged by the growing customer interest and believe the potential exists for a modestly improved energy market in 2017, especially in North America. The planned contribution from the deepwater project and anticipated modest recovery in the energy markets establishes our expectations for Corrosion Protection to grow revenues by mid-teens with mid-single digit operating margins in 2017.
Energy Services
We expect Energy Services to build on the momentum achieved in the second half of 2016 after completing the downsizing of its upstream operations in Central California and the Permian Basin as part of the 2016 Restructuring. The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead maintenance provider in 13 out of the 17 refineries on the United States West Coast. We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround support, electrical and instrumentation maintenance and small capital construction activities. We also expect growth in 2017 from a greater number of turnaround, or refinery shutdown, activities. We will continue to improve operating efficiencies to maximize margins and cash generation. The favorable outlook we expect in 2017 supports mid-single digit revenue growth and operating margins above the results achieved in the fourth quarter of 2016.

Acquisitions/Strategic Initiatives/Divestitures
Acquisitions
Our recent acquisition strategy has focused on the world’s aging infrastructure and the investment needed to maintain infrastructure in North America and overseas. During 2017 and 2016, we targeted strategic acquisitions in the infrastructure sector by:

i.	adding patented Fusible PVC® pipe technology to our pressure pipe rehabilitation portfolio through the acquisition of Underground Solutions;

ii.
expanding our CIPP presence in Europe by acquiring the CIPP contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011, and acquiring Environmental Techniques Limited and its parent holding company, Killeen Trading Limited (collectively “Environmental Techniques”), a Northern Ireland-based provider of trenchless drainage inspection, cleaning and rehabilitation services throughout the United Kingdom and the Republic of Ireland;

iii.
acquiring the remaining worldwide rights that we did not already own to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology by acquiring the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”); and

iv.
expanding our FRP presence in Asia through the acquisition of Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand-based companies that operated as a Fibrwrap® certified applicator in New Zealand for a number of years (collectively, “Concrete Solutions”).

See Note 1 to the consolidated financial statements contained in this report for additional information and disclosures regarding our acquisitions.

2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated expenses. During 2016, we completed the restructuring, which (i) repositioned Energy Services’ upstream operations in California, (ii) reduced Corrosion Protection’s upstream exposure by divesting our interest in Bayou Perma-Pipe Canada, Ltd. (“BPPC”), our Canadian pipe coating joint venture, (iii) right-sized Corrosion Protection to compete more effectively and (iv) reduced corporate and other operating costs. The 2016 Restructuring reduced consolidated annual costs by approximately $17.4 million, of which approximately $1.2 million, $6.6 million and $5.6 million related to recognized savings within Infrastructure Solutions, Corrosion Protection and Energy Services, respectively, and $4.0 million related to reduced corporate costs. Cost savings were achieved primarily through office closures and reducing headcount by approximately 964 employees, or 15.5% of our total workforce as of December 31, 2015.
There were no expenses incurred in the first quarter of 2017 related to the 2016 Restructuring. Total pre-tax 2016 Restructuring charges recorded during 2016 were $16.1 million ($10.3 million after tax), most of which were cash charges, consisting primarily of employee severance and benefits, early lease terminations and other costs associated with the restructuring efforts as described above. We do not expect to incur any future charges related to the 2016 Restructuring.
2014 Restructuring
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, Hong Kong, Malaysia and Singapore. We have substantially completed all of the objectives related to the 2014 Restructuring.
See Notes 1 and 3 to the consolidated financial statements contained in this Report for a detailed discussion regarding strategic initiatives and restructuring efforts.

Results of Operations – Quarters Ended March 31, 2017 and 2016
Overview – Consolidated Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues	$325,175	$293,908	$31,267	10.6%
Gross profit	67,412	54,414	12,998	23.9
Gross profit margin	20.7%	18.5%	N/A	220	bp
Operating expenses	52,746	50,725	2,021	4.0
Acquisition-related expenses	533	1,031	(498)	(48.3)
Restructuring charges	—	6,797	(6,797)	(100.0)
Operating income (loss)	14,133	(4,139)	18,272	441.5
Operating margin	4.3%	(1.4)%	N/A	570	bp
Net income (loss) from continuing operations	5,871	(3,792)	9,663	254.8
______________________________
“N/A” represents not applicable.

Revenues
Revenues increased $31.3 million, or 10.6%, in the first quarter of 2017 compared to the first quarter of 2016. The increase in revenues was due to a $30.9 million increase in Corrosion Protection primarily driven by production on a large deepwater project in our pipe coating and insulation operation and a $3.1 million increase in Infrastructure Solutions primarily related to an increase in CIPP contracting installation services activity in our European and North American operations, partially offset by a decline in revenues related to a decrease in FRP project activity in our North American operation. Revenues in Energy Services decreased $2.8 million primarily due to a decline in upstream construction project activities, which were completed in early 2016 as part of our 2016 Restructuring.
Gross Profit and Gross Profit Margin
Gross profit increased $13.0 million, or 23.9%, and gross profit margin improved 220 basis points in the first quarter of 2017 compared to the first quarter of 2016. The increase in gross profit was mainly due to a $10.8 million increase in Corrosion Protection primarily from higher revenues in our pipe coating and insulation operation, as noted above. Gross profit increased $1.5 million in Infrastructure Solutions primarily due to higher revenues and improved efficiencies in CIPP contracting installation services activity in our North American operation and a $1.2 million expense in the first quarter of 2016 related to the recognition of inventory step up related to the acquisition of Underground Solutions in February 2016, partially offset by a decline in FRP project activity in our North American operation. Gross profit increased $0.7 million in Energy Services primarily due to improved efficiencies in refinery maintenance and turnaround services activities.
Gross profit margin increased mainly due to the contribution from Corrosion Protection, which experienced higher margins generated primarily from a large deepwater project in our pipe coating and insulation operation. Also contributing to the improvement in gross profit margin were the absence of inventory step up expense and improved project performance in our North American CIPP operations in Infrastructure Solutions and improved efficiencies and elimination of upstream, lump sum cost overruns in Energy Services.
Operating Expenses
Operating expenses increased $2.0 million, or 4.0%, in the first quarter of 2017 compared to the first quarter of 2016. As part of the 2016 Restructuring and 2014 Restructuring, we recognized expense reversals of $0.3 million and charges of $2.7 million in the first quarters of 2017 and 2016, respectively. Excluding restructuring charges, operating expenses increased $5.0 million, or 10.4%, in the first quarter of 2017 compared to the first quarter of 2016. The increase in operating expenses was mainly due to: (i) a $4.4 million increase in Infrastructure Solutions primarily from business acquisitions made in North America and Europe during 2016, which resulted in a full quarter of operating expenses recognized in the first quarter of 2017, and added sales and business development costs as part of our growth initiative; and (ii) a $0.6 million increase in Corrosion Protection primarily due to employee incentive costs and other general and administrative expenses. In Energy Services, operating expenses in the first quarter of 2017 were consistent with the prior year quarter.
Operating expenses as a percentage of revenues were 16.2% in the first quarter of 2017 compared to 17.3% in the first quarter of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.3% in both periods.
Consolidated Net Income (Loss)
Consolidated net income was $5.9 million in the first quarter of 2017, an increase of $9.7 million, or 254.8%, from a consolidated net loss from continuing operations of $3.8 million in the first quarter of 2016.
Included in consolidated net income (loss) were the following pre-tax items: (i) expense reversal related to the 2014 Restructuring of $0.1 million in the first quarter of 2017 and $9.6 million in charges related to the 2014 Restructuring and 2016 Restructuring in the first quarter of 2016; (ii) acquisition-related expenses of $0.5 million and $1.0 million in the first quarters of 2017 and 2016, respectively; and (iii) inventory step up costs of $1.2 million in the first quarter of 2016 in Infrastructure Solutions related to purchase accounting adjustments for Underground Solutions.
Excluding the above items, consolidated net income was $6.1 million in the first quarter of 2017, an increase of $1.8 million, or 40.5%, from $4.3 million in the first quarter of 2016. The increase was primarily due to higher revenues, gross profit and operating income in Corrosion Protection related to production on a large deepwater project in our pipe coating and insulation operation as well as an increase in operating income in Energy Services related to improved gross profit margins, as noted above. Partially offsetting the increase in consolidated net income was a decrease from lower operating income in Infrastructure Solutions primarily from a decline in FRP project activity in our North American operation and business acquisitions made in North America and Europe during 2016, which resulted in a full quarter of operating expenses recognized in the first quarter of 2017 versus partial or zero operating expenses recognized in the first quarter of 2016 for each acquisition. Consolidated net income in the first quarter of 2017, as compared to the first quarter of 2016, was also negatively impacted by an increase in interest expense due to higher prevailing interest rates and a higher effective income tax rate due to a $1.9 million benefit recorded in the first quarter of 2016 related to the reversal of a previously recorded valuation allowance in the U.S. due to changes in the realization of future tax benefits.

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

The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2017	December 31, 2016	March 31, 2016
Infrastructure Solutions	$317.1	$283.4	$327.6
Corrosion Protection (1)	188.9	213.4	259.9
Energy Services (2)	206.3	192.8	169.2
Total backlog	$712.3	$689.6	$756.7
__________________________

(1)
March 31, 2017, December 31, 2016 and March 31, 2016 included backlog from our large, domestic deepwater pipe coating and insulation contract of $51.7 million, $96.8 million and $134.5 million, respectively.

(2)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2017, 1.1% and 21.6% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”) increased $75.1 million, or 29.1%, to $333.1 million in the first quarter of 2017 compared to $258.0 million in the first quarter of 2016.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues	$128,868	$125,762	$3,106	2.5%
Gross profit	31,251	29,744	1,507	5.1
Gross profit margin	24.3%	23.7%	N/A	60	bp
Operating expenses	25,108	20,926	4,182	20.0
Acquisition-related expenses	533	1,031	(498)	(48.3)
Restructuring charges	—	1,979	(1,979)	(100.0)
Operating income	5,610	5,808	(198)	(3.4)
Operating margin	4.4%	4.6%	N/A	(20	)bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues in Infrastructure Solutions increased $3.1 million, or 2.5%, in the first quarter of 2017 compared to the first quarter of 2016. The increase in revenues was primarily due to an increase in CIPP contracting installation services activity in our European and North American operations. Also contributing to the increase in revenues were contributions from Underground Solutions, which was acquired in February 2016, as well as smaller acquisitions in the CIPP market in Europe and the FRP market in Asia-Pacific made during the second and third quarters of 2016. Partially offsetting the increases in revenues was a decrease in FRP project activity due to lower fourth quarter 2016 FRP contract backlog levels in our North American operation.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $1.5 million, or 5.1%, and gross profit margin improved 60 basis points in the first quarter of 2017 compared to the first quarter of 2016. The increase in gross profit was primarily due to an increase in CIPP contracting installation services activity in our North American and European operations and a $1.2 million expense in the first quarter of 2016 related to the recognition of inventory step up required in the accounting for business combinations related to the Underground Solutions acquisition. The increases in gross profit were partially offset by a decline in FRP project activity in our North American operation and lower project performance in our Asia-Pacific operation specifically related to CIPP contracting installation services activity in Australia.
Gross profit margin increased mainly due to the absence of inventory step up expense in the first quarter of 2017 related to the Underground Solutions acquisition and improved CIPP contracting installation services performance in our North American operation, partially offset by lower project performance from CIPP contracting installation services in our Asia-Pacific operation.
Operating Expenses
Operating expenses in Infrastructure Solutions increased $4.2 million, or 20.0%, in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to: (i) incremental operating expense contributions from Underground Solutions, which was acquired in February 2016, as well as smaller acquisitions in the CIPP market in Europe and the FRP market in Asia-Pacific during the second and third quarters of 2016; and (ii) investments made to hire experienced sales and business development professionals in our North American FRP operation to facilitate growth.
Operating expenses as a percentage of revenues were 19.5% in the first quarter of 2017 compared to 16.6% in the first quarter of 2016.
Operating Income and Operating Margin
Operating income in Infrastructure Solutions decreased $0.2 million, or 3.4%, to $5.6 million in the first quarter of 2017 compared to $5.8 million in the first quarter of 2016. Operating margin declined 20 basis points to 4.4% in the first quarter of 2017 compared to 4.6% in the first quarter of 2016.
Included in operating income are the following items: (i) expense reversal related to the 2014 Restructuring of $0.1 million in the first quarter of 2017 and charges related to the 2014 Restructuring and 2016 Restructuring of $2.0 million in the first quarter of 2016, (ii) $0.5 million and $1.0 million in acquisition-related expenses in the first quarters of 2017 and 2016, respectively, and (iii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $1.2 million in the first quarter of 2016.
Excluding these items, operating income decreased $4.0 million, or 39.5%, in the first quarter of 2017 compared to the first quarter of 2016 and operating margin declined 330 basis points to 4.7% in the first quarter of 2017 compared to 8.0% in the first quarter of 2016. Operating income and operating margin decreased primarily due to increased operating expenses related to incremental expense contribution from acquisitions made in 2016 and added sales and business development costs as part of our growth initiative, as noted above, partially offset by a decline in gross profit.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues	$123,390	$92,446	$30,944	33.5%
Gross profit	27,963	17,199	10,764	62.6
Gross profit margin	22.7%	18.6%	N/A	410	bp
Operating expenses	20,751	20,449	302	1.5
Restructuring charges	—	(2,420)	2,420	(100.0)
Operating income (loss)	7,212	(5,670)	12,882	227.2
Operating margin	5.8%	(6.1)%	N/A	1,190	bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues in Corrosion Protection increased $30.9 million, or 33.5%, in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to a $32.1 million increase in revenues in our pipe coating and insulation operation driven by production on a large deepwater project. Also contributing to the increase in revenues was an increase in project activities in our cathodic protection operation primarily in the United States. Partially offsetting the increase in revenues was a decline in project activities in our industrial linings operation, which benefited from a large project in South America in the first quarter of 2016.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection increased $10.8 million, or 62.6%, and gross profit margin improved 410 basis points in the first quarter of 2017 compared to the first quarter of 2016. Gross profit increased primarily due to production on a large deepwater project in our pipe coating and insulation operation and, to a lesser extent, improved gross profit from our coating services operation, which incurred added costs on certain fixed fee projects in the Middle East in the first quarter of 2016. Partially offsetting the increases in gross profit were decreases in our cathodic protection operation as a result of project mix and lower project performance, and in our industrial linings operation, which benefited from a large project in South America in the first quarter of 2016.
Gross profit margin improved primarily due to higher margins generated from the large deepwater project in our pipe coating and insulation operation and improved margin performance in our coating services operation which incurred added costs on certain projects in the Middle East in the first quarter of 2016. Partially offsetting the increase in gross profit margin was a decline resulting from project mix and lower project performance in our cathodic protection operation.
Operating Expenses
Operating expenses in Corrosion Protection increased $0.3 million, or 1.5%, in the first quarter of 2017 compared to the first quarter of 2016. As part of the 2016 Restructuring, we recognized $0.3 million related to the downsizing of certain upstream and midstream operations in the first quarter of 2016. Excluding 2016 Restructuring charges, operating expenses increased $0.6 million primarily due to employee incentive costs and other general and administrative expenses.
Operating expenses as a percentage of revenues were 16.8% in the first quarter of 2017 compared to 22.1% in the first quarter of 2016. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 21.8% in the first quarter of 2016. The decrease in operating expenses as a percentage of revenues was due to the growth in revenues, as noted above.
Operating Income (Loss) and Operating Margin
Operating income in Corrosion Protection increased $12.9 million, or 227.2%, to $7.2 million in the first quarter of 2017 compared to an operating loss of $5.7 million in the first quarter of 2016. Operating margin improved 1,190 basis points to 5.8% in the first quarter of 2017 compared to (6.1)% in the first quarter of 2016. As part of the 2016 Restructuring, we recognized charges of $2.7 million in the first quarter of 2016 primarily related to severance and employee-related benefits and other restructuring costs. Excluding 2016 Restructuring charges, operating income increased $10.1 million, or 345.9%, in the first quarter of 2017 compared to the first quarter of 2016 and operating margin improved 900 basis points to 5.8% in the first quarter of 2017 compared to (3.2)% in the first quarter of 2016. The increases in operating income and operating margin were primarily due to increased gross profit and related gross profit margin contribution from the large deepwater project in our pipe coating and insulation operation as well as improved contribution from our coating services operation, partially offset by lower contributions from our cathodic protection and industrial linings operations, as discussed above.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues	$72,917	$75,700	$(2,783)	(3.7)%
Gross profit	8,198	7,471	727	9.7
Gross profit margin	11.2%	9.9%	N/A	130	bp
Operating expenses	6,887	9,350	(2,463)	(26.3)
Restructuring charges	—	2,398	(2,398)	(100.0)
Operating income (loss)	1,311	(4,277)	5,588	130.7
Operating margin	1.8%	(5.6)%	N/A	740	bp
______________________________
“N/A” represents not applicable.
Revenues

Revenues in Energy Services decreased $2.8 million, or 3.7%, in the first quarter of 2017 compared to the first quarter of 2016. The decrease was primarily due to a decline in upstream construction project activities which were completed in early 2016 as we downsized our exposure to the upstream energy market as part of our 2016 Restructuring. Partially offsetting the decrease in revenues were increases in maintenance and turnaround services activities.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services increased $0.7 million, or 9.7%, and gross profit margin improved 130 basis points in the first quarter of 2017 compared to the first quarter of 2016. The increase in gross profit was primarily due to improved efficiencies in maintenance and turnaround services activities and the elimination of cost overruns on certain upstream, lump sum construction projects recognized in the first quarter of 2016.
Gross profit margin improved mainly as a result of higher utilization rates as we completed our restructuring activities during 2016, including the completion of certain under-performing upstream projects.
Operating Expenses
Operating expenses in Energy Services decreased $2.5 million, or 26.3%, in the first quarter of 2017 compared to the first quarter of 2016. As part of the 2016 Restructuring, we recognized charges of $2.5 million in the first quarter of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses were consistent at $6.9 million for both periods.
Operating expenses as a percentage of revenues were 9.4% in the first quarter of 2017 compared to 12.4% in the first quarter of 2016. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 9.4% in the first quarter of 2017 compared to 9.1% in the first quarter of 2016.
Operating Income (Loss) and Operating Margin
Operating income in Energy Services increased $5.6 million, or 130.7%, to $1.3 million in the first quarter of 2017 compared to an operating loss of $4.3 million in the first quarter of 2016. Operating margin improved 740 basis points to 1.8% in the first quarter of 2017 compared to (5.6)% in the first quarter of 2016. As part of the 2016 Restructuring, we recognized charges of $4.9 million in the first quarter of 2016 primarily related to severance and employee-related benefits, early lease termination, wind-down and other restructuring costs.
Excluding 2016 Restructuring charges, operating income increased $0.7 million, or 128.0%, in the first quarter of 2017 compared to the first quarter of 2016 and operating margin improved 100 basis points to 1.8% in the first quarter of 2017 compared to 0.8% in the first quarter of 2016. The increases in operating income and operating margin were primarily due to increased gross profit and related gross profit margin contribution, as noted above.

Other Income (Expense)
Interest Income and Expense
Interest income increased less than $0.1 million in the first quarter of 2017 compared to the prior year quarter. Interest expense increased $0.4 million in the first quarter of 2017 compared to the prior year quarter due to higher LIBOR-based borrowing costs under our Credit Facility, partially offset by lower average debt balances in the current year period.
Other Income (Expense)
Other expense was $0.4 million in the first quarter of 2017 and $1.0 million in the first quarter of 2016 and primarily consisted of foreign currency transaction losses in both periods.

Taxes on Income
Taxes on income increased $6.7 million during the first quarter of 2017 compared to the first quarter of 2016. Our effective tax rate for continuing operations was 20.5% in the first quarter of 2017 compared to a benefit of 54.6% in the first quarter of 2016. The effective tax rate in the first quarter of 2017 was favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States. The effective tax rate in the first quarter of 2016 was favorably impacted by a $1.9 million benefit related to the reversal of a previously recorded valuation allowance in the U.S. due to changes in the realization of future tax benefits.

Non-controlling Interests
Income attributable to non-controlling interests was $1.9 million in the first quarter of 2017 compared to a loss attributable to non-controlling interests of $0.2 million in the first quarter of 2016. In the first quarter of 2017, income was primarily driven from our joint venture in Louisiana, which continued its work on a large deepwater project in our pipe coating and insulation operation. Our joint ventures in Oman, Saudi Arabia and Mexico also contributed positive earnings in the first quarter of 2017. In the first quarter of 2016, losses from our joint ventures in Mexico, Saudi Arabia and Louisiana were partially offset by profitability from our joint venture in Oman.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$87,602	$129,500
Restricted cash	1,573	4,892
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, share repurchases and potential acquisitions.
During the first quarter of 2017, capital expenditures were primarily related to growth and maintenance capital related to the CIPP operations in Infrastructure Solutions, primarily in the United States and Europe. For 2017, we expect a similar overall level of capital expenditures as was made in 2016, with slightly increased capital expenditures to support the growth in Infrastructure Solutions and to expand our domestic cathodic protection facilities, offset by the 2016 completion of the pipe coating and insulation plant in Corrosion Protection.
Under the terms of our Credit Facility, we are authorized to annually purchase up to $40 million of our common stock in open market transactions, subject to Board of Director authorization. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In October 2016, our Board of Directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. Any shares repurchased during 2017 are expected to be funded primarily through cash balances. During the first quarter of 2017, we acquired 366,914 shares of our common stock for $8.4 million ($22.82 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 95,403 shares of our common stock for $2.1 million ($22.37 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, we promptly retire such shares.
At March 31, 2017, our cash balances were located worldwide for working capital, potential acquisitions and support needs. Given the breadth of our international operations, approximately $53.1 million, or 60.6%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2017. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At March 31, 2017, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we determine that any of these receivables are no longer collectible, we will increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities used $26.3 million in the first quarter of 2017 compared to $2.0 million used in the first quarter of 2016. This follows the typical pattern of cash flow from operating activities being at its seasonally lowest during the first quarter of the year. The decrease in operating cash flow from the prior year period was primarily due to lower cash flows related to working capital as a result of the timing of customer payments. Working capital used $56.5 million of cash during the first quarter of 2017 compared to $11.6 million used in the first quarter of 2016, primarily due to the timing of customer payments on certain large projects, including the domestic deepwater pipe coating and insulation project in Corrosion Protection and maintenance support services for several turnarounds in Energy Services.
During the first quarter of 2017, cash flow used by working capital requirements was negatively impacted by the timing of customer payments received on a large domestic project in our pipe coating and insulation operation, which also increased days sales outstanding approximately seven days at March 31, 2017 compared to March 31, 2016. We expect the outflows experienced during the first quarter to reverse in the second and third quarters of 2017.
Cash Flows from Investing Activities
Cash flows from investing activities used $11.1 million during the first quarter of 2017 compared to $91.8 million used during the first quarter of 2016. During the first quarter of 2017, we used £6.5 million, approximately $8.0 million, to acquire Environmental Techniques. During the first quarter of 2016, we used $85.2 million to acquire Underground Solutions. During the first quarter of 2016, we received proceeds of $4.6 million, net of cash disposed, from the sale of our interest in our Canadian pipe coating operation. We used $3.9 million in cash for capital expenditures in the first quarter of 2017 compared to $10.1 million in the prior year period. In the first quarters of 2017 and 2016, $1.0 million and $1.1 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first quarters of 2017 and 2016 were partially offset by $0.2 million and $1.0 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $35.0 million to $40.0 million to be spent in 2017 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $5.4 million during the first quarter of 2017 compared to $13.3 million provided in the first quarter of 2016. During the first quarters of 2017 and 2016, we used net cash of $10.5 million and $16.3 million, respectively, to repurchase 462,317 and 910,656 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 7 to the consolidated financial statements contained in this report. During the first quarter of 2017, we borrowed $10.0 million from our line of credit to fund temporary domestic working capital needs, and we used cash of $4.4 million to pay down the principal balance of our term loan. During the first quarter of 2016, we had net borrowings of $34.0 million from our line of credit primarily to fund our acquisition activity, and we used cash of $4.4 million to pay down the principal balance of our term loan.
Long-Term Debt
In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with an original maturity date in October 2020.
Our indebtedness at March 31, 2017 consisted of $323.8 million outstanding from the $350.0 million term loan under the Credit Facility and $46.0 million on the line of credit under the Credit Facility. During the first quarter of 2017, we borrowed $10.0 million on the line of credit for domestic working capital needs. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at March 31, 2017.
As of March 31, 2017, we had $32.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $15.1 million was collateral for the benefit of certain of our insurance carriers and $17.5 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In October 2015, we entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at March 31, 2017 and expect continued compliance for the foreseeable future.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to increase in 2017 due to improved earnings, working capital management initiatives and the cost savings generated through our restructuring efforts.
See Note 6 to the consolidated financial statements contained in this report for additional information and disclosures regarding our long-term debt.

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 9 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at March 31, 2017 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2017 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our Credit Facility.
At March 31, 2017, the estimated fair value of our long-term debt was approximately $374.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2017 would result in a $1.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2017, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $10.1 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2017, there were no material foreign currency hedge instruments outstanding. See Note 11 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2017 (1) (2)	117,029	$22.92	107,647	$37,540,031
February 2017 (1) (2)	125,211	22.95	108,355	35,054,935
March 2017 (1) (2)	220,077	22.49	150,912	31,627,784
Total	462,317	$22.73	366,914
_________________________________

(1)
In October 2016, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. We began repurchasing shares under this program in January 2017. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. For the three months ended March 31, 2017, 95,403 shares were surrendered in connection with restricted stock, restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock units or performance units vested. Once repurchased, we promptly retire the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: May 3, 2017	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1
First Amendment to the Aegion Corporation Employee Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 17, 2017 in connection with the 2017 annual meeting of stockholders).(1)

10.2
Aegion Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 17, 2017 in connection with the 2017 annual meeting of stockholders).(1)

10.3	Severance Policy, effective March 15, 2017, filed herewith.(1)

10.4
Form of Change in Control Severance Agreement, dated as of March 1, 2017, between Aegion Corporation and each of John D. Huhn, Stephen P. Callahan and Michael D. White (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2016).(1)

10.5	Management Annual Incentive Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K for the year ended December 31, 2016).(1)

10.6
Form of Performance Unit Agreement, dated February 22, 2017, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.18 to the annual report on Form 10-K for the year ended December 31, 2016).(1)

10.7
Form of Restricted Stock Unit Agreement, dated February 22, 2017, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2016).(1)

10.8	Form of Director Deferred Stock Unit Agreement (for Non-Employee Directors), filed herewith.(1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.