Form 10-Q
period 2017-06-30
Aegion Corp
filed 2017-08-02
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 33,012,179 shares of common stock, $.01 par value per share, outstanding at July 26, 2017.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$354,473	$297,686	$679,648	$591,594
Cost of revenues	274,705	236,496	532,468	475,990
Gross profit	79,768	61,190	147,180	115,604
Operating expenses	58,109	50,806	110,855	101,531
Acquisition-related expenses	—	704	533	1,735
Restructuring charges	—	1,535	—	8,332
Operating income	21,659	8,145	35,792	4,006
Other income (expense):
Interest expense	(4,005)	(3,641)	(8,052)	(7,256)
Interest income	35	128	84	160
Other	(408)	(498)	(795)	(1,471)
Total other expense	(4,378)	(4,011)	(8,763)	(8,567)
Income (loss) before taxes on income	17,281	4,134	27,029	(4,561)
Taxes (benefit) on income (loss)	5,103	941	7,098	(3,805)
Net income (loss)	12,178	3,193	19,931	(756)
Non-controlling interests (income) loss	(1,078)	229	(2,960)	386
Net income (loss) attributable to Aegion Corporation	$11,100	$3,422	$16,971	$(370)

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$0.33	$0.10	$0.51	$(0.01)
Diluted	$0.33	$0.10	$0.50	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$12,178	$3,193	$19,931	$(756)
Other comprehensive income (loss):
Currency translation adjustments	12,569	(399)	16,438	(957)
Deferred gain (loss) on hedging activity, net of tax (1)	(307)	(486)	176	(4,059)
Pension activity, net of tax (2)	(11)	(52)	(16)	(173)
Total comprehensive income (loss)	24,429	2,256	36,529	(5,945)
Comprehensive (income) loss attributable to non-controlling interests	(1,111)	313	(2,980)	228
Comprehensive income (loss) attributable to Aegion Corporation	$23,318	$2,569	$33,549	$(5,717)
__________________________

(1)	Amounts presented net of tax of $(204) and $(325) for the quarters ended June 30, 2017 and 2016, respectively, and $117 and $(2,717) for the six months ended June 30, 2017 and 2016, respectively.

(2)	Amounts presented net of tax of $(3) and $(13) for the quarters ended June 30, 2017 and 2016, respectively, and $(4) and $(43) for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$105,331	$129,500
Restricted cash	1,625	4,892
Receivables, net of allowances of $4,661 and $6,098, respectively	205,125	186,016
Retainage	32,926	33,643
Costs and estimated earnings in excess of billings	85,746	62,401
Inventories	71,332	63,953
Prepaid expenses and other current assets	25,426	51,832
Total current assets	527,511	532,237
Property, plant & equipment, less accumulated depreciation	158,966	156,747
Other assets
Goodwill	304,357	298,619
Identified intangible assets, less accumulated amortization	188,864	194,911
Deferred income tax assets	1,627	1,848
Other assets	10,612	9,220
Total other assets	505,460	504,598
Total Assets	$1,191,937	$1,193,582

Liabilities and Equity
Current liabilities
Accounts payable	$63,954	$63,058
Accrued expenses	81,223	85,010
Billings in excess of costs and estimated earnings	32,411	62,698
Current maturities of long-term debt	27,210	19,835
Total current liabilities	204,798	230,601
Long-term debt, less current maturities	352,071	350,785
Deferred income tax liabilities	23,951	23,339
Other non-current liabilities	12,737	12,674
Total liabilities	593,557	617,399

(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 33,120,494 and 33,956,304, respectively	331	340
Additional paid-in capital	152,310	166,598
Retained earnings	472,033	455,062
Accumulated other comprehensive loss	(36,922)	(53,500)
Total stockholders’ equity	587,752	568,500
Non-controlling interests	10,628	7,683
Total equity	598,380	576,183
Total Liabilities and Equity	$1,191,937	$1,193,582

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
Net loss	—	—	—	(370)	—	(386)	(756)
Issuance of common stock upon stock option exercises, including tax benefit	18,193	—	13	—	—	—	13
Issuance of shares pursuant to restricted stock units	12,313	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	18,272	—	—	—	—	—	—
Forfeitures of restricted shares	(16,494)	—	—	—	—	—	—
Shares repurchased and retired	(1,365,249)	(14)	(25,186)	—	—	—	(25,200)
Equity-based compensation expense	—	—	5,616	—	—	—	5,616
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Distributions to non-controlling interests	—	—	—	—	—	(1,276)	(1,276)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(5,347)	158	(5,189)
BALANCE, June 30, 2016	34,720,534	$347	$180,394	$425,204	$(53,208)	$7,749	$560,486

BALANCE, December 31, 2016	33,956,304	$340	$166,598	$455,062	$(53,500)	$7,683	$576,183
Net income	—	—	—	16,971	—	2,960	19,931
Issuance of shares pursuant to restricted stock units	64,111	1	—	—	—	—	1
Issuance of shares pursuant to performance units	49,672	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	17,028	—	—	—	—	—	—
Forfeitures of restricted shares	(1,084)	—	—	—	—	—	—
Shares repurchased and retired	(965,537)	(10)	(21,024)	—	—	—	(21,034)
Equity-based compensation expense	—	—	6,736	—	—	—	6,736
Distributions to non-controlling interests	—	—	—	—	—	(35)	(35)
Currency translation adjustment and derivative transactions, net	—	—	—	—	16,578	20	16,598
BALANCE, June 30, 2017	33,120,494	$331	$152,310	$472,033	$(36,922)	$10,628	$598,380

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$19,931	$(756)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	23,964	23,155
Gain on sale of fixed assets	(223)	(1,225)
Equity-based compensation expense	6,736	5,616
Deferred income taxes	5,353	(1,054)
Non-cash restructuring charges	102	276
Loss on foreign currency transactions	862	1,638
Other	(1,150)	889
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	1,346	1,693
Receivables net, retainage and costs and estimated earnings in excess of billings	(36,862)	16,027
Inventories	(4,855)	(311)
Prepaid expenses and other assets	19,062	(4,056)
Accounts payable and accrued expenses	(3,210)	(37,908)
Billings in excess of costs and estimated earnings	(30,503)	5,409
Other operating	310	512
Net cash provided by operating activities	863	9,905

Cash flows from investing activities:
Capital expenditures	(12,829)	(19,445)
Proceeds from sale of fixed assets	430	2,426
Patent expenditures	(246)	(911)
Restricted cash related to investing activities	2,000	(1,086)
Purchase of Underground Solutions, Inc., net of cash acquired	—	(85,167)
Other acquisition activity, net of cash acquired	(9,045)	(6,035)
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	—	4,599
Net cash used in investing activities	(19,690)	(105,619)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	13
Repurchase of common stock	(21,034)	(25,200)
Distributions to non-controlling interests	(35)	(1,276)
Payment of contingent consideration	(500)	(500)
Proceeds from line of credit, net	17,000	36,000
Principal payments on long-term debt	(8,750)	(8,750)
Net cash provided by (used in) financing activities	(13,319)	287
Effect of exchange rate changes on cash	7,977	(5,477)
Net decrease in cash and cash equivalents for the period	(24,169)	(100,904)
Cash and cash equivalents, beginning of year	129,500	211,696
Cash and cash equivalents, end of period	$105,331	$110,792
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
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On March 1, 2017, the Company acquired Environmental Techniques Limited and its parent holding company, Killeen Trading Limited (collectively “Environmental Techniques”), for a purchase price of £6.5 million, approximately $8.0 million, which was funded from the Company’s international cash balances. The purchase price is subject to post-closing working capital adjustments and included £1.0 million, approximately $1.2 million, held in escrow as security for any post-closing purchase price adjustments and post-closing indemnification obligations of Environmental Techniques’ previous owners. Environmental Techniques provides trenchless drainage inspection, cleaning and rehabilitation services throughout the United Kingdom and the Republic of Ireland.
On July 1, 2016, the Company acquired Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand companies (collectively, “Concrete Solutions”), for a purchase price paid at closing of NZD 7.5 million, approximately $5.5 million, which was funded from the Company’s cash balances. The sellers have the ability to earn up to an additional NZD 2.0 million, approximately $1.4 million, of proceeds based on reaching certain performance targets in 2017, 2018 and 2019. CSL provides structural strengthening, concrete repair and bridge jointing solutions primarily through application of fiber reinforced polymer (“FRP”) and injection resins and had served as a Fibrwrap® certified applicator in New Zealand for a number of years. BCS imports and distributes materials, including fiber reinforced polymer, injection resins, repair mortars and protective coatings.
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
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit CIPP contracting markets in France, Switzerland, Hong Kong, Malaysia and Singapore. The Company has substantially completed all of the objectives related to the 2014 Restructuring.
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
Purchase Price Accounting
During the first six months of 2017, the Company determined its preliminary accounting for Environmental Techniques and finalized its accounting for Underground Solutions, Fyfe Europe and LMJ. The accounting for Concrete Solutions is substantially complete with the exception of final purchase price adjustments. There were no significant adjustments to the purchase price accounting for Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions during the first six months of 2017. As the Company completes its final accounting for the Environmental Techniques and Concrete Solutions acquisitions, future adjustments related to working capital, deferred income taxes, definite-lived intangible assets and goodwill could occur. The goodwill and definite-lived intangible assets associated with the Fyfe Europe and LMJ acquisitions are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Environmental Techniques, Underground Solutions and Concrete Solutions acquisitions are not deductible for tax purposes.
Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Environmental Techniques made the following contributions to the Company’s revenues and profits (in thousands):

	Quarters Ended June 30,
	2017		2016
	Revenues	Net Income (Loss) (1)	Revenues	Net Loss(2)
Underground Solutions	$9,520	$(356)	$10,977	$(1,638)
Fyfe Europe	102	(86)	8	(98)
LMJ	1,023	(1,020)	1,333	(87)
Concrete Solutions	1,332	1	N/A	N/A
Environmental Techniques	1,472	(291)	N/A	N/A
_____________________
“N/A” represents not applicable.

(1)	The reported net loss for Underground Solutions includes an allocation of corporate expenses of $0.7 million.

(2)	The reported net loss for Underground Solutions includes inventory step-up expense of $2.4 million recognized as part of the accounting for business combinations.

	Six Months Ended June 30,
	2017		2016
	Revenues	Net Income (Loss) (1)	Revenues	Net Loss(2)
Underground Solutions	$16,045	$(1,675)	$15,643	$(1,762)
Fyfe Europe	361	(144)	8	(98)
LMJ	2,360	(1,617)	1,333	(87)
Concrete Solutions	2,715	51	N/A	N/A
Environmental Techniques	1,923	(393)	N/A	N/A
_____________________
“N/A” represents not applicable.

(1)	The reported net loss for Underground Solutions includes an allocation of corporate expenses of $1.1 million.

(2)
The reported net loss for Underground Solutions includes inventory step-up expense of $3.6 million recognized as part of the accounting for business combinations, and an allocation of corporate expenses of $1.3 million.

The following pro forma summary presents combined information of the Company as if the Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands, except earnings per share):

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017 (2)	2016 (3)
Revenues	$354,473	$302,396	$680,530	$605,266
Net income attributable to Aegion Corporation (4)	11,100	3,477	16,798	147
Diluted earnings per share	$0.33	$0.10	$0.49	$—
_____________________

(1)	Includes pro-forma results related to Environmental Techniques, Fyfe Europe, LMJ and Concrete Solutions.

(2)	Includes pro-forma results related to Environmental Techniques.

(3)	Includes pro-forma results related to Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions.

(4)
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
The transaction purchase price to acquire Concrete Solutions was NZD 8.9 million, approximately $6.4 million, which included: (i) a payment at closing of NZD 7.5 million, approximately $5.5 million; (ii) a preliminary working capital adjustment payable to the sellers of NZD 0.2 million, approximately $0.1 million; and (iii) the estimated fair value of earnout consideration of NZD 1.2 million, approximately $0.9 million, which was recorded to “Other non-current liabilities” in the Consolidated Balance Sheet at June 30, 2017. During the second quarter of 2017, the Company reversed $0.1 million of the earnout consideration due to operating results being below the target amounts in the purchase agreement. The accrual adjustment resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of June 30, 2017, the Company calculated the fair value of the contingent consideration agreement to be NZD 1.0 million, approximately $0.8 million. The fair value estimate was determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 11.

The following table summarizes the fair value of identified assets and liabilities of the Environmental Techniques acquisition at its acquisition date (in thousands):

Environmental Techniques
Receivables and cost and estimated earnings in excess of billings	$801
Inventories	1,281
Prepaid expenses and other current assets	93
Property, plant and equipment	2,147
Identified intangible assets	1,869
Deferred income tax assets	124
Accounts payable	(1,025)
Accrued expenses	(186)
Deferred income tax liabilities	(413)
Total identifiable net assets	$4,691

Total consideration recorded	$8,046
Less: total identifiable net assets	4,691
Goodwill at June 30, 2017	$3,355

2.    ACCOUNTING POLICIES
There were no material changes in accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom; and (iii) derivatives (in thousands):

	June 30, 2017	December 31, 2016
Currency translation adjustments (1)	$(38,598)	$(54,863)
Derivative hedging activity	1,297	1,004
Pension activity	379	359
Total accumulated other comprehensive loss	$(36,922)	$(53,500)
__________________________

(1)
Due to the weakening of the U.S. dollar, there was a substantial increase during the first six months of 2017, primarily the second quarter of 2017, with respect to certain functional currencies and their relation to the U.S. dollar, most notably the Canadian dollar, Australian dollar, British pound and euro.

Net foreign exchange transaction losses of $0.5 million and $0.5 million in the second quarters of 2017 and 2016, respectively, and $0.9 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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

Based on its evaluation of the above factors and judgments, as of June 30, 2017, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data (1)	June 30, 2017	December 31, 2016
Current assets	$34,047	$51,354
Non-current assets	24,447	25,607
Current liabilities	11,191	29,324
Non-current liabilities	23,365	28,849

	Six Months Ended June 30,
Income statement data (1)	2017	2016
Revenue	$61,459	$26,883
Gross profit	9,720	1,949
Net income (loss) attributable to Aegion Corporation	1,950	(3,098)
__________________________

(1)	During the first six months of 2017, changes were primarily driven from our joint venture in Louisiana, which continued its work on a large deepwater pipe coating and insulation project.
Newly Issued Accounting Pronouncements
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The standard requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard was effective for the Company’s fiscal year beginning January 1, 2020, but early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company’s adoption of this standard, effective January 1, 2017, did not have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. The standard was effective for the Company’s fiscal year beginning January 1, 2017, including interim periods within the year. The Company’s adoption of this standard, effective January 1, 2017, did not have a material impact on its consolidated financial statements.
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
In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be presented as non-current within the Consolidated Balance Sheet. It was effective for the Company’s fiscal year beginning January 1, 2017, including interim periods within the year. The Company’s adoption of this standard, effective January 1, 2017, did not have a material impact on its consolidated financial statements. Prior period balances were not retrospectively adjusted.
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
In early 2016, the Company identified a project manager as well as a cross-functional implementation team responsible for assessing the impact on its contracts. During the second quarter of 2017, the implementation team: (i) finalized the assessment phase, which included the identification of the Company’s key revenue streams (fixed fee, time and materials, product sales and royalty fees from license arrangements) and the comparison of historical accounting policies and practices to the requirements of the new revenue standard; (ii) finalized the contract review phase, which included identifying the population of contracts and a deep analysis of the new standard on individual contract terms; and (iii) made substantial progress in the process of identifying potential changes to business processes, systems and controls to support recognition and disclosure under the new standard.
Based on the conclusions of the assessment phase, the Company determined that the majority of its revenues, which are earned from construction, engineering and installation services and currently recognized using the percentage-of-completion method of accounting, are expected to follow a revenue recognition pattern consistent with current practice. The Company also determined that revenues related to time and materials projects and product sales are expected to follow a revenue recognition pattern consistent with current practice. The Company identified required changes under the new guidance for the recognition of royalty fees and the capitalization of contract fees. Approved change orders and revised cost estimates could result in cumulative catch up adjustments to revenues under certain circumstances.
The Company is implementing changes to its financial reporting process to comply with the disclosure requirements of the new guidance including: (i) changes to balances in contract assets and contract liabilities; and (ii) disaggregation of revenues. The Company plans to finalize the impacts of the new revenue standard on its operations, financial position and disclosures, as well as the determination of its transition method, in the third and fourth quarters of 2017, prior to its adoption in the first quarter of 2018.

3.    RESTRUCTURING
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated expenses. During 2016, the Company completed its restructuring, which included repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. Cost savings were achieved primarily through office closures and headcount reductions of 964 employees, or 15.5% of the Company’s total workforce as of December 31, 2015.
Total pre-tax 2016 Restructuring charges recorded since inception were $16.1 million ($10.3 million after tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. The vast majority of 2016 Restructuring costs were cash charges.
There were no expenses incurred in the first six months of 2017 related to the 2016 Restructuring. During the quarter and six months ended June 30, 2016, the Company recorded pre-tax expenses related to the 2016 Restructuring as follows (in thousands):

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
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs were zero and $1.5 million for the quarters ended June 30, 2017 and 2016, respectively, and zero and $8.3 million for the six months ended June 30, 2017 and 2016, respectively, and are reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

The following tables summarize all charges related to the 2016 Restructuring recognized in the quarter and six months ended June 30, 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended June 30, 2016			Six Months Ended June 30, 2016
	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total	Non-Cash Restructuring Charges	Cash Restructuring Charges (1)	Total

Cost of revenues (2)	$—	$10	$10	$—	$59	$59
Operating expenses (3)	259	1,710	1,969	259	4,673	4,932
Restructuring charges (4)	—	1,535	1,535	—	8,265	8,265
Other expense (5)	249	—	249	249	—	249
Total pre-tax restructuring charges	$508	$3,255	$3,763	$508	$12,997	$13,505
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges for the quarter and six-month period ended June 30, 2016 related to Corrosion Protection.

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

(5)	All charges relate to the release of cumulative currency translation adjustments in Infrastructure Solutions.
The following tables summarize the 2016 Restructuring activity during the six months ended June 30, 2017 and 2016 (in thousands):

	Reserves at December 31, 2016	Cash Utilized in 2017 (1)	Reserves at June 30, 2017

Severance and benefit related costs	$645	$437	$208
Lease termination costs	125	65	60
Relocation and other moving costs	10	10	—
Other restructuring costs	120	66	54
Total pre-tax restructuring charges	$900	$578	$322
__________________________

(1)	Refers to cash utilized to settle charges that were reserved at December 31, 2016.

	2016 Charge to Income	Utilized in 2016		Reserves at June 30, 2016
		Cash(1)	Non-Cash
Severance and benefit related costs	$6,793	$4,786	$—	$2,007
Lease termination costs	969	969	—	—
Relocation and other moving costs	503	322	—	181
Other restructuring costs	5,240	4,642	508	90
Total pre-tax restructuring charges	$13,505	$10,719	$508	$2,278
__________________________

(1)	Refers to cash utilized to settle charges during the first six months of 2016.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares used for basic EPS	33,375,989	34,986,905	33,596,435	35,237,742
Effect of dilutive stock options and restricted and deferred stock unit awards	683,857	479,860	685,937	—
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	34,059,846	35,466,765	34,282,372	35,237,742
The Company excluded 435,722 stock options and restricted and deferred stock units for the six months ended June 30, 2016 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 77,807 and 160,191 stock options for the quarters ended June 30, 2017 and 2016, respectively, and 77,807 and 160,191 stock options for the six months ended June 30, 2017 and 2016, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2017 and June 30, 2017 (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2017:
Goodwill, gross	$239,494	$73,875	$80,246	$393,615
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	223,425	28,475	46,719	298,619
2017 Activity:
Acquisitions (1)	3,355	—	—	3,355
Foreign currency translation	2,147	236	—	2,383
Balance, June 30, 2017:
Goodwill, gross	244,996	74,111	80,246	399,353
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$228,927	$28,711	$46,719	$304,357
__________________________

(1)	During the first six months of 2017, the Company recorded goodwill of $3.4 million related to the acquisition of Environmental Techniques (see Note 1).

Identified Intangible Assets
Identified intangible assets consisted of the following (in thousands):

		June 30, 2017			December 31, 2016
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	9.9	$4,467	$(3,529)	$938	$4,418	$(3,438)	$980
Leases	10.5	2,065	(985)	1,080	2,065	(912)	1,153
Trademarks (1)	13.5	24,435	(8,735)	15,700	24,185	(7,868)	16,317
Non-competes	1.6	1,313	(1,111)	202	1,308	(1,054)	254
Customer relationships (1)	11.0	189,787	(60,036)	129,751	187,554	(53,830)	133,724
Patents and acquired technology	10.0	66,923	(25,730)	41,193	66,222	(23,739)	42,483
		$288,990	$(100,126)	$188,864	$285,752	$(90,841)	$194,911
__________________________

(1)	During the first six months of 2017, the Company recorded trademarks of $0.1 million and customer relationships of $1.7 million related to the acquisition of Environmental Techniques (see Note 1).
Amortization expense was $4.4 million and $4.2 million for the quarters ended June 30, 2017 and 2016, respectively, and $8.7 million and $8.0 million for the six months ended June 30, 2017 and 2016, respectively. Estimated amortization expense by year is as follows (in thousands):

2017	$17,408
2018	17,343
2019	17,090
2020	16,976
2021	16,820

6.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt, term note and notes payable consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term note, due October 30, 2020, annualized rates of 3.24% and 3.08%, respectively	$319,375	$328,125
Line of credit, 3.18% and 2.96%, respectively	53,000	36,000
Other notes with interest rates from 3.26% to 6.50%	9,867	9,901
Subtotal	382,242	374,026
Less – Current maturities of long-term debt	27,210	19,835
Less – Unamortized loan costs	2,961	3,406
Total	$352,071	$350,785
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
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2017 was approximately 3.23%.
The Company’s indebtedness at June 30, 2017 consisted of $319.4 million outstanding from the $350.0 million term loan under the Credit Facility and $53.0 million on the line of credit under the Credit Facility. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at June 30, 2017. During the first six months of 2017, the Company had net borrowings of $17.0 million on the line of credit for domestic working capital needs. At June 30, 2017, the Company classified $3.0 million of its borrowings on the line of credit in “Current maturities of long-term debt” in the Consolidated Balance Sheet based on its intent to repay amounts within the next twelve months.
As of June 30, 2017, the Company had $33.9 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $15.1 million was collateral for the benefit of certain of our insurance carriers and $18.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt was approximately $380.4 million and $366.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 11.
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
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00, but decreased, as scheduled, to not more than 3.50 to 1.00 beginning with the quarter ending June 30, 2017. At June 30, 2017, the Company’s consolidated financial leverage ratio was 2.90 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $81.1 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At June 30, 2017, the Company’s fixed charge ratio was 1.83 to 1.00.

At June 30, 2017, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

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
During the six months ended June 30, 2017, the Company acquired 868,222 shares of the Company’s common stock for $18.8 million ($21.72 average price per share) through the open market repurchase programs discussed above and 97,315 shares of the Company’s common stock for $2.2 million ($22.33 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
During the six months ended June 30, 2016, the Company acquired 1,310,959 shares of the Company’s common stock for $24.1 million ($18.41 average price per share) through the open market repurchase program discussed above and 54,290 shares of the Company’s common stock for $1.1 million ($19.62 average price per share) in connection with the vesting of restricted stock and restricted stock units and the exercise of stock options. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which replaced the 2013 Employee Equity Incentive Plan. The 2016 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. In April 2017, the Company’s stockholders approved the First Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,000,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. As of June 30, 2017, 1,304,901 shares of common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders also approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The Board of Directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of June 30, 2017, 121,481 shares of common stock were available for issuance under the 2016 Director Plan.
Stock Awards
Stock awards, which include shares of restricted stock, restricted stock units and performance stock units, are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the requisite service period. The forfeiture of unvested restricted stock, restricted stock units and performance stock units causes the reversal of all previous expense to be recorded as a reduction of current period expense.

A summary of the stock award activity is as follows:

	Six Months Ended June 30, 2017
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2017	1,501,021	$18.78
Restricted stock units awarded	235,655	23.03
Performance stock units awarded	213,436	23.04
Restricted shares distributed	(164,675)	22.75
Restricted stock units distributed	(64,111)	22.15
Performance stock units distributed	(49,672)	21.95
Restricted shares forfeited	(1,084)	23.01
Restricted stock units forfeited	(32,266)	19.60
Performance stock units forfeited	(66,208)	19.13
Outstanding at June 30, 2017	1,572,096	$19.31
Expense associated with stock awards was $2.6 million and $2.4 million for the quarters ended June 30, 2017 and 2016, respectively, and $5.6 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. Unrecognized pre-tax expense of $17.0 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.07 years for awards outstanding at June 30, 2017.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Six Months Ended June 30, 2017
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2017	253,445	$19.93
Awarded	42,871	23.59
Distributed	(17,028)	23.96
Outstanding at June 30, 2017	279,288	$20.24
Expense associated with awards of deferred stock units was $0.9 million and $0.9 million for the quarters ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
There was no stock option activity during the six months ended June 30, 2017. Stock option shares outstanding and exercisable at June 30, 2017 was 170,253, with a weighted average exercise price of $21.99 per share.
Expense associated with stock option grants was zero for both the six months ended June 30, 2017 and 2016. There was no unrecognized pre-tax expense related to stock option grants at June 30, 2017.

Financial data for stock option exercises are summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Amount collected from stock option exercises	$—	$306
Total intrinsic value of stock option exercises	—	47
Tax shortfall of stock option exercises recorded in additional paid-in-capital	—	293
Aggregate intrinsic value of outstanding stock options	349	149
Aggregate intrinsic value of exercisable stock options	349	149
The intrinsic value calculations are based on the Company’s closing stock price of $21.88 and $19.51 on June 30, 2017 and 2016, respectively.
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

8.    TAXES ON INCOME
The Company’s effective tax rate in the quarter and six-month period ended June 30, 2017 was 29.5% and 26.3%, respectively. These effective rates were favorably impacted, as compared to U.S. federal statutory rates, by earnings from foreign jurisdictions, which generally have lower statutory tax rates. The effective tax rate for the first six months of 2017 was also favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States.
For the quarter and six-month period ended June 30, 2016, the Company’s effective tax rate was 22.8% and a benefit of 83.4% on a pre-tax loss, respectively. These effective rates were favorably impacted by a higher mix of earnings towards foreign jurisdictions, which generally have lower statutory tax rates, and the impact of certain discrete tax items relating to the 2016 Restructuring. The effective tax rate for the first six months of 2016 was also favorably impacted by a $1.9 million benefit, or 42.0% benefit to the effective tax rate, related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.

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
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. At December 31, 2016, the accrual relating to these matters was $6.0 million. During the first quarter of 2017, the Company reassessed its reserve, as certain payroll tax statutory limitation periods lapsed, and lowered its accrual for such matters by $0.7 million. The accrual adjustments resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of June 30, 2017, the remaining accrual relating to these matters was $5.3 million.
Purchase Commitments
The Company had no material purchase commitments at June 30, 2017.

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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2017 on its consolidated balance sheet.

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
Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017 (2)	2016 (3)
Revenues:
Infrastructure Solutions	$148,311	$150,199	$277,179	$275,961
Corrosion Protection	127,715	94,410	251,105	186,856
Energy Services	78,447	53,077	151,364	128,777
Total revenues	$354,473	$297,686	$679,648	$591,594

Gross profit:
Infrastructure Solutions	$34,364	$39,175	$65,615	$68,919
Corrosion Protection	35,636	17,103	63,599	34,302
Energy Services	9,768	4,912	17,966	12,383
Total gross profit	$79,768	$61,190	$147,180	$115,604

Operating income (loss):
Infrastructure Solutions (4)	$8,391	$13,067	$14,001	$18,875
Corrosion Protection (5)	11,239	(2,469)	18,451	(8,139)
Energy Services (6)	2,029	(2,453)	3,340	(6,730)
Total operating income	21,659	8,145	35,792	4,006
Other income (expense):
Interest expense	(4,005)	(3,641)	(8,052)	(7,256)
Interest income	35	128	84	160
Other (7)	(408)	(498)	(795)	(1,471)
Total other expense	(4,378)	(4,011)	(8,763)	(8,567)
Income (loss) before taxes on income	$17,281	$4,134	$27,029	$(4,561)

_______________________

(1)
Results include: (i) $3.8 million of 2016 Restructuring charges (see Note 3); (ii) $0.7 million of costs incurred related to the acquisition of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iii) inventory step up expense of $2.4 million recognized as part of the accounting for business combinations (see Note 1).

(2)	Results include $0.5 million of costs incurred related to the acquisitions of Environmental Techniques and other acquisition targets.

(3)
Results include: (i) $13.3 million of 2016 Restructuring charges (see Note 3); (ii) $1.7 million of costs incurred related to the acquisition of Underground Solutions and other acquisition targets; and (iii) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations (see Note 1).

(4)
Operating income in the second quarter of 2016 includes: (i) $1.0 million of 2016 Restructuring charges (see Note 3); (ii) $0.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iii) inventory step up expense of $2.4 million recognized as part of the accounting for business combinations (see Note 1).

Operating income in the six months ended June 30, 2017 includes $0.5 million of costs incurred related to the acquisition of Environmental Techniques and other acquisition targets. Operating income in the six months ended June 30, 2016 includes: (i) $3.1 million of 2016 Restructuring charges (see Note 3); (ii) $1.7 million of costs incurred related to the acquisitions of Underground Solutions, Fyfe Europe, LMJ and other acquisition targets; and (iii) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations (see Note 1).

(5)	Operating loss in the quarter and six months ended June 30, 2016 includes $1.0 million and $3.7 million of 2016 Restructuring charges, respectively (see Note 3).

(6)	Operating loss in the quarter and six months ended June 30, 2016 includes $1.6 million and $6.4 million of 2016 Restructuring charges, respectively (see Note 3).

(7)	Other expenses for the second quarter and six months ended June 30, 2016 includes $0.3 million of 2016 Restructuring charges in both periods (see Note 3).
The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues (1):
United States	$278,507	$227,784	$536,231	$451,353
Canada	29,287	27,333	56,114	54,952
Europe	18,144	16,101	34,289	29,922
Other foreign	28,535	26,468	53,014	55,367
Total revenues	$354,473	$297,686	$679,648	$591,594

Gross profit:
United States	$66,703	$47,791	$122,734	$87,652
Canada	6,090	5,856	10,604	11,271
Europe	3,266	3,309	6,425	6,099
Other foreign	3,709	4,234	7,417	10,582
Total gross profit	$79,768	$61,190	$147,180	$115,604

Operating income (loss):
United States	$19,614	$5,145	$32,131	$145
Canada	2,478	3,147	3,938	4,798
Europe	(220)	616	188	756
Other foreign	(213)	(763)	(465)	(1,693)
Total operating income	$21,659	$8,145	$35,792	$4,006
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

11.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for the outstanding hedged balance. During the first six months of 2017 and 2016, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of cash flow hedges. At June 30, 2017, the Company’s cash flow hedges were in a net deferred loss position of $0.1 million due to unfavorable movements in short-term interest rates relative to the hedged position. The loss was recorded in accrued expenses and other comprehensive income on the Consolidated Balance Sheets and on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$1,346	$1,061
	Total Assets	$1,346	$1,061

Forward Currency Contracts	Accrued expenses	$50	$57
	Total Liabilities	$50	$57

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$26	$26
	Total Assets	$26	$26

Forward Currency Contracts	Accrued expenses	$—	$—
	Total Liabilities	$—	$—

	Total Derivative Assets	$1,372	$1,087
	Total Derivative Liabilities	50	57
	Total Net Derivative Asset	$1,322	$1,030

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
The following tables represent assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$26	$—	$26	$—
Interest Rate Swap	1,346	—	1,346	—
Total	$1,372	$—	$1,372	$—

Liabilities:
Forward Currency Contracts	$50	$—	$50	$—
Total	$50	$—	$50	$—

	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$26	$—	$26	$—
Interest Rate Swap	1,061	—	1,061	—
Total	$1,087	$—	$1,087	$—

Liabilities:
Forward Currency Contracts	$57	$—	$57	$—
Total	$57	$—	$57	$—
The following table summarizes the Company’s derivative positions at June 30, 2017:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$1,662,500	0.3	1.30
Canadian Dollar/British Pound	Sell	£2,700,000	0.3	1.69
USD/EURO	Sell	€3,400,000	0.3	1.15
USD/British Pound	Sell	£4,595,000	0.3	1.31
EURO/British Pound	Sell	£4,700,000	0.3	0.88
Interest Rate Swap		$239,531,250	3.3

The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended June 30, 2017. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.
12.    SUBSEQUENT EVENT
On July 28, 2017, the Company’s board of directors approved a realignment and restructuring plan (the “2017 Restructuring”) to: (i) divest the Company’s pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America; (iii) right-size the Company’s cathodic protection services operations in Canada; and (iv) reduce corporate and other operating costs. These decisions reflect the Company’s (i) desire to reduce further its exposure in the North American upstream oil and gas markets; (ii) assessment of its ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (iii) assessment of continuing weak conditions in the Canadian oil and gas markets. To date, the Company has identified certain initial actions to achieve cost savings. With respect to the initially identified actions, the Company expects to incur cash charges of $9 million to $11 million, most of which are expected to be incurred in the second half of 2017 and consist primarily of employee severance, extension of benefits, employment assistance programs, early lease termination and other restructuring related costs. These currently identified charges are mainly in the Infrastructure Solutions segment and, to a lesser extent, the Corrosion Protection segment. The Company expects to reduce headcount by approximately 180 employees as a result of these initial actions. The Company will finalize additional actions to be taken as part of the 2017 Restructuring over the coming months, which could result in additional charges and headcount reductions.
As part of the repositioning of the Tyfo® Fibrwrap® business in North America, the Company will evaluate the long-lived assets and goodwill of its Fyfe reporting unit for impairment during the third quarter of 2017. As of June 30, 2017, the Fyfe reporting unit had $55.7 million of long-lived assets and $56.0 million of goodwill.
In conjunction with the above action to divest Bayou, the Company will classify Bayou’s assets and liabilities, which were $98.8 million and $26.3 million at June 30, 2017, respectively, as held for sale beginning in the third quarter of 2017.

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
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 2 to the consolidated financial statements contained in this report.

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

Executive Summary
Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen infrastructure around the world. Since 1971, we have played a pioneering role in finding innovative solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. We also maintain the efficient operation of refineries and other industrial facilities. We are committed to Stronger. Safer. Infrastructure®. Our products and services are currently utilized in approximately 80 countries across six continents. We believe the depth and breadth of our products and services make us a leading provider for the world’s infrastructure rehabilitation and protection needs.
Our Segments
We have three operating segments, which are also our reportable segments: Infrastructure Solutions, Corrosion Protection and Energy Services. Our operating segments correspond to the Company’s management organizational structure.
Infrastructure Solutions – The majority of our work is performed in the municipal water and wastewater pipeline sector and, while the pace of growth is primarily driven by government funding, we believe the overall market needs result in a long-term stable growth opportunity for our market leading product brands, Insituform® CIPP, Tyfo® Fibrwrap® and Fusible PVC®.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from onshore and offshore oil and gas fields to its proper end markets. Corrosion Protection has a broad portfolio of technologies and services to protect and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe coatings as well as an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market.

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
Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our cured-in-place pipe technology, the largest source of Aegion’s consolidated revenues. We have a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. The focus today is growing our presence in the rehabilitation of pressure pipelines in North America through both internal development and acquisitions. In 2016, we acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), adding its patented Fusible PVC® pipe technology to our pressure pipe portfolio, which includes Insituform® CIPP, Tyfo® Fibrwrap® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene liner. Our international strategy is to use a blend of third-party product sales as well as CIPP and FRP contract installation operations primarily in Northwest Europe. A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.
Midstream Pipeline Integrity Management – There are over one million miles of regulated pipelines in North America, which remains the safest and most cost effective mode of oil and gas transmission. Within our Corrosion Protection segment, we design and install cathodic protection systems to help prevent pipeline corrosion, which represents a majority of the revenues and profits for the segment. We also provide inspection services to monitor these systems and detect early signs of corrosion. In 2017, we launched a new asset integrity management program designed to increase the efficiency and accuracy of the pipeline corrosion assessment data we collect and upgrade how we share this valuable information with customers. We seek to improve customer regulatory compliance and provide services in areas such as data validation, advanced analytics and predictive maintenance.
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

Business Outlook
Favorable end markets and the progress made over the last two years to advance our long-term strategy positioned us to grow revenue and operating income across all three platforms during the first half of 2017. However, the financial performance in the first half of 2017 fell short of expectations because of isolated market challenges and performance issues. Management expects corrective actions underway will improve performance in these affected areas during the second half of the year. As a result of the shortfall to plan in the first half of the year, full year earnings per share (after non-recurring charges) will be moderately above the result in 2016.
Infrastructure Solutions
We have made investments in 2017 to expand the use of Insituform® CIPP in several regions previously underserved by Insituform in the North American wastewater pipeline market. Our objective is to maintain growth and our leading share in a large and mature market. Outside North America, we are selectively targeting markets in Northwest Europe for contract installation of Insituform® CIPP to complement a strategy to grow third-party product sales across the continent and in several countries in Asia. Limited contract backlog in Denmark and performance issues in Australia for contract installation of Insituform® CIPP resulted in negative impacts to gross profit of $1.7 million and $2.7 million in the second quarter and first six months of 2017, respectively. New leadership was recently brought in to improve sales and project management in Denmark. An assessment is underway to review our CIPP operation in Australia and the market it serves.

One of the most attractive areas for growth is in the rehabilitation of municipal pressure pipelines, primarily in North America. We have a diverse portfolio of solutions in a highly fragmented and growing North American market. We also have an attractive market in Asia-Pacific for large-diameter pressure pipe strengthening. We completed a research and development effort in 2016 to significantly reduce material and installation costs for Tyfo® Fibrwrap® technology while maintaining the superior material properties and quality of the technology. We also improved our InsituMain® CIPP technology to give customers a more robust solution. Although gross profit was negatively impacted by $3.3 million in the second quarter of 2017 compared to the second quarter of 2016 due to short-term softness in workable backlog for CIPP activity in certain regions of North America, the enhancements noted above and favorable market conditions support our expectations for revenue and gross profit growth for our portfolio in 2017.
We believe there is a growing acceptance and increasing market opportunity for the Tyfo® Fibrwrap® technology in the rehabilitation and strengthening of buildings, bridges and other civil structures in North America, Asia-Pacific and Europe over the long-term. While we have had success in Asia-Pacific in this market segment, efforts to date to grow in North America proved to be more challenging, which resulted in gross profit declines of $0.9 million and $2.3 million in the second quarter and the first six months of 2017, respectively, compared to the prior year periods. For this reason, we will execute a plan in the second half of 2017 to exit all non-pipe contract applications of the Tyfo® Fibrwrap® technology in North America in favor of leveraging our position as a technology provider through manufacturing of Tyfo® Fibrwrap® materials as well as expertise in engineering, material science and technical support.
Although the above challenges negatively impacted the first half of 2017, favorable end markets, strategic investments for growth and technology enhancements support expectations for Infrastructure Solutions to grow revenues in 2017 ahead of the three-year target rate of low-to-mid-single digits. A strong backlog position also supports our expectation for improved operating margins in the second half of 2017.
Corrosion Protection
Historically, over 50 percent of Corrosion Protection’s revenues comes from cathodic protection services for midstream oil and gas pipelines in North America, an attractive and growing market that we believe justifies further investment to outpace market growth. To that end, we are commercializing a new asset integrity management system in 2017 for pipeline corrosion inspections. The new service is expected to improve data accuracy and processing efficiency, customize the data transfer format (including geospatial mapping) and provide faster access to the information by customers. Corrosion Protection’s pipeline inspection services typically create a multiplier effect for our other capabilities in direct pipeline inspections, engineering, cathodic protection system installation and pipeline corrosion remediation. Our objective is to expand the relationships with our top customers, who are the leading pipeline owners in North America, to accelerate revenue growth. Asset integrity management is an important element of that strategy and we expect to transition a number of those customers to the new system in 2017. Despite these favorable market conditions, gross profit for our U.S. cathodic protection services operation was negatively impacted by $4.3 million in the second quarter of 2017 compared to the second quarter of 2016 due to a unfavorable mix of lower margin activity and performance issues on several large projects.
With oil prices trading in a more stable range since the fall of 2016, we are seeing signs of a modest market recovery in 2017. We were awarded sizable international contracts for our Tite Liner® pipeline protection system and robotic internal field pipe weld coatings in the Middle East. The activity in the Middle East pertains to an onshore and offshore gas field development. The project consists of two related contracts valued at approximately $35 million, with over 75% of the value related to offshore pipeline weld coatings at expected gross margins consistent with past offshore projects.
We substantially completed the $134 million deepwater pipe coating and insulation project during the second quarter at our pipe coating and insulation business in Louisiana. The execution of the project has exceeded expectations and was a primary driver of Corrosion Protection’s and Aegion’s revenues and gross profit in the first half of 2017.
We expect performance in the second half of 2017 to exceed the results in the second half of 2016 when excluding the contribution from the deepwater project in the fourth quarter of 2016. Despite the challenges in the U.S. cathodic protection services business in the first half of the year, the contribution from the deepwater project, expected improvements in the market for cathodic protection services in the U.S. and increased project activity for pipe linings and field weld coatings supports our expectations for the platform to grow revenues by mid-teens with mid-single digit operating margins in 2017.
Energy Services
Energy Services has been building momentum since the second half of 2016 after completing the downsizing of its upstream operations in Central California and the Permian Basin as part of the 2016 Restructuring. The outlook for day-to-day downstream refinery maintenance remains strong based on long-term contracts and our position as the lead maintenance provider in 14 out of the 18 refineries on the United States West Coast. We have an effort underway to expand our services over time to those customers in mechanical maintenance, turnaround support, electrical and instrumentation maintenance and small capital construction activities. We have been successful securing new contract awards as part of this strategy. As expected, we have seen increased activity in 2017, for turnaround, or refinery shutdown, maintenance services. A preliminary assessment indicates 2018 should be another good year for turnarounds. Finally, we are making progress improving operating efficiencies through several initiatives designed to maximize margins and cash generation. Strong results in the first half of 2017 and a favorable outlook for the remainder of the year now supports low double-digit revenue growth in 2017, ahead of our three-year financial objectives, and operating margins above the results achieved in the fourth quarter of 2016.

Acquisitions/Strategic Initiatives/Divestitures
Strategic Actions
On July 28, 2017, our board of directors approved a realignment and restructuring plan (the “2017 Restructuring”) to: (i) divest our pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America; (iii) right-size our cathodic protection services operations in Canada; and (iv) reduce corporate and other operating costs. These decisions reflect our (i) desire to reduce further our exposure in the North American upstream oil and gas markets; (ii) assessment of our ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (iii) assessment of continuing weak conditions in the Canadian oil and gas markets. We expect the 2017 Restructuring to generate over $15 million in annualized savings, which savings should be fully realized in 2018. To date, we have identified certain initial actions that represent approximately $9 million in annualized savings. With respect to the initially identified actions, we expect to incur cash charges of $9 million to $11 million, most of which are expected to be incurred in the second half of 2017 and consist primarily of employee severance, extension of benefits, employment assistance programs, early lease termination and other restructuring related costs. These currently identified charges are mainly in the Infrastructure Solutions segment and, to a lesser extent, the Corrosion Protection segment. We expect to reduce headcount by approximately 180 employees as a result of these initial actions. We will finalize additional actions to be taken as part of the 2017 Restructuring over the coming months, which could result in additional charges and headcount reductions.
As part of the repositioning of the Tyfo® Fibrwrap® business in North America, we will evaluate the long-lived assets and goodwill of our Fyfe reporting unit for impairment during the third quarter of 2017. As of June 30, 2017, the Fyfe reporting unit had $55.7 million of long-lived assets and $56.0 million of goodwill.
We are also assessing our CIPP business in Australia, and, should we determine that restructuring actions are needed, we would incur additional cash and non-cash charges. We expect to conclude our assessment of our Australian business during the third quarter of 2017.
In conjunction with the above action to divest Bayou, we will classify Bayou’s assets and liabilities, which were $98.8 million and $26.3 million at June 30, 2017, respectively, as held for sale beginning in the third quarter of 2017.
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

2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated expenses. During 2016, we completed the restructuring, which: (i) repositioned Energy Services’ upstream operations in California; (ii) reduced Corrosion Protection’s upstream exposure by divesting our interest in Bayou Perma-Pipe Canada, Ltd. (“BPPC”), our Canadian pipe coating joint venture; (iii) right-sized Corrosion Protection to compete more effectively; and (iv) reduced corporate and other operating costs. The 2016 Restructuring reduced consolidated annual costs by approximately $17.4 million, of which approximately $1.2 million, $6.6 million and $5.6 million related to recognized savings within Infrastructure Solutions, Corrosion Protection and Energy Services, respectively, and $4.0 million related to reduced corporate costs. Cost savings were achieved primarily through office closures and headcount reductions of 964 employees, or 15.5% of our total workforce as of December 31, 2015.
There were no expenses incurred in the first six months of 2017 related to the 2016 Restructuring. Total pre-tax 2016 Restructuring charges recorded during 2016 were $16.1 million ($10.3 million after tax), most of which were cash charges, consisting primarily of employee severance and benefits, early lease terminations and other costs associated with the restructuring efforts as described above. We do not expect to incur any future charges related to the 2016 Restructuring.
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

Results of Operations – Quarters Ended June 30, 2017 and 2016
Overview – Consolidated Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$354,473	$297,686	$56,787	19.1%
Gross profit	79,768	61,190	18,578	30.4
Gross profit margin	22.5%	20.6%	N/A	190	bp
Operating expenses	58,109	50,806	7,303	14.4
Acquisition-related expenses	—	704	(704)	(100.0)
Restructuring charges	—	1,535	(1,535)	(100.0)
Operating income	21,659	8,145	13,514	165.9
Operating margin	6.1%	2.7%	N/A	340	bp
Net income attributable to Aegion Corporation	11,100	3,422	7,678	224.4

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$679,648	$591,594	$88,054	14.9%
Gross profit	147,180	115,604	31,576	27.3
Gross profit margin	21.7%	19.5%	N/A	220	bp
Operating expenses	110,855	101,531	9,324	9.2
Acquisition-related expenses	533	1,735	(1,202)	(69.3)
Restructuring charges	—	8,332	(8,332)	(100.0)
Operating income	35,792	4,006	31,786	793.5
Operating margin	5.3%	0.7%	N/A	460	bp
Net income (loss) attributable to Aegion Corporation	16,971	(370)	17,341	4,686.8
_____________________________
“N/A” represents not applicable.

Revenues
Revenues increased $56.8 million, or 19.1%, in the second quarter of 2017 compared to the second quarter of 2016. The increase in revenues was due to a $33.3 million increase in Corrosion Protection, driven by $42.1 million in revenues from a large deepwater project in our pipe coating and insulation operation, and a $25.4 million increase in Energy Services primarily due to an increase in turnaround services activity. Revenues in Infrastructure Solutions decreased $1.9 million primarily due to a decline in project activities in our North American operations, most notably from lower FRP project activity, partially offset by increased CIPP contracting installation services activity in our European and Asia-Pacific operations.
Revenues increased $88.1 million, or 14.9%, in the first six months of 2017 compared to the first six months of 2016. The increase in revenues was primarily due to a $64.2 million increase in Corrosion Protection, driven by $87.3 million in revenues from a large deepwater project in our pipe coating and insulation operation, and a $22.6 million increase in Energy Services primarily due to increased turnaround and maintenance services activities.
Gross Profit and Gross Profit Margin
Gross profit increased $18.6 million, or 30.4%, and gross profit margin improved 190 basis points in the second quarter of 2017 compared to the second quarter of 2016. The increase in gross profit was substantially due to an $18.5 million increase in Corrosion Protection primarily from higher revenues and favorable project performance on a large deepwater project in our pipe coating and insulation operation, partially offset by reduced project performance in our cathodic protection operation. Also contributing to the increase in gross profit was a $4.9 million increase in Energy Services primarily due to increased revenues and improved efficiencies associated with turnaround and construction services activities. Gross profit decreased $4.8 million in Infrastructure Solutions primarily due to a decline in project performance in our international CIPP operations, mostly in Australia and Denmark, coupled with a decline in FRP activity in our North American operation, partially offset by an increase due to a $2.4 million expense in the second quarter of 2016 related to the recognition of inventory step up expense associated with the acquisition of Underground Solutions. Gross profit margin increased mainly due to the contribution from Corrosion Protection, which experienced higher margins generated primarily from a large deepwater project, as noted above. Also contributing to the improvement in gross profit margin were improved efficiencies and elimination of upstream, lump sum cost overruns in 2016 in Energy Services. The improvement in gross profit margin was partially offset by a decline in project performance from the operations described above in Infrastructure Solutions.
Gross profit increased $31.6 million, or 27.3%, and gross profit margin improved 220 basis points in the first six months of 2017 compared to the first six months of 2016. The increase in gross profit was due to: (i) a $29.3 million increase in Corrosion Protection driven by significantly higher revenues and performance on a large deepwater project, noted above, partially offset by project inefficiencies in our cathodic protection operation; and (ii) a $5.6 million increase in Energy Services primarily from increased revenues and improved efficiencies, as noted above. Gross profit decreased $3.3 million in Infrastructure Solutions primarily due to a decrease in FRP activity in North America and project performance issues in our international CIPP operations, most notably in Australia and Denmark, partially offset by an increase due to a $3.6 million expense in the first half of 2016 related to the recognition of inventory step up expense associated with the acquisition of Underground Solutions. Gross profit margin improved primarily due to the same factors impacting the changes in gross profit margin in the second quarter of 2017 compared to the second quarter of 2016.
Operating Expenses
Operating expenses increased $7.3 million, or 14.4%, in the second quarter of 2017 compared to the second quarter of 2016. As part of our restructuring efforts, we recognized charges of $0.3 million and $2.0 million in the second quarters of 2017 and 2016, respectively. Excluding restructuring charges, operating expenses increased $9.0 million, or 18.5%, in the second quarter of 2017 compared to the second quarter of 2016. The increase in operating expenses was mainly due to: (i) a $5.7 million increase in Corrosion Protection primarily due to added sales and administrative support costs; (ii) a $2.0 million increase in Energy Services primarily due to a $1.8 million offset to operating expenses related to a decrease in a reserve for Brinderson pre-acquisition matters in the second quarter of 2016; and (iii) a $1.4 million increase in Infrastructure Solutions primarily from business acquisitions in 2016, which resulted in a full quarter of operating expenses recognized in the second quarter of 2017, and added sales and business development costs as part of our growth initiatives.
Operating expenses as a percentage of revenues were 16.4% in the second quarter of 2017 compared to 17.1% in the second quarter of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.3% in the second quarter of 2017 compared to 16.4% in the second quarter of 2016.
Operating expenses increased $9.3 million, or 9.2%, in the first six months of 2017 compared to the first six months of 2016. As part of our restructuring efforts, we recognized charges of less than $0.1 million and $4.8 million in the first six months of 2017 and 2016, respectively. Excluding restructuring charges, operating expenses increased $14.0 million, or 14.5%, in the first six months of 2017 compared to the first six months of 2016. The changes in operating expenses in the first six months of 2017 compared to the first six months of 2016 were primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2017 compared to the second quarter of 2016.
Operating expenses as a percentage of revenues were 16.3% in the first six months of 2017 compared to 17.2% in the first six months of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.3% in the first six months of 2017 compared to 16.4% in the first six months of 2016.
Consolidated Net Income (Loss)
Consolidated net income was $11.1 million in the second quarter of 2017, an increase of $7.7 million, or 224.4%, from consolidated net income of $3.4 million in the second quarter of 2016.
Included in consolidated net income were the following pre-tax items: (i) charges related to the 2014 Restructuring of $0.3 million in the second quarter of 2017 and $3.8 million in charges related to the 2014 Restructuring and 2016 Restructuring in the second quarter of 2016; (ii) acquisition-related expenses of $0.7 million in the second quarter of 2016; and (iii) inventory step up costs of $2.4 million in the second quarter of 2016 related to purchase accounting adjustments for Underground Solutions.
Excluding the above items, consolidated net income was $11.3 million in the second quarter of 2017, an increase of $3.3 million, or 41.1%, from $8.0 million in the second quarter of 2016. The increase was primarily due to higher revenues, gross profit and operating income in Corrosion Protection related to production on a large deepwater project in our pipe coating and insulation operation and Energy Services primarily related to increased turnaround services activity and improved efficiencies. Partially offsetting the increase in consolidated net income was a decrease from lower operating income in Infrastructure Solutions primarily due to a decline in project performance in international operations, a decline in FRP activity in our North American operation and added sales and business development costs as part of our growth initiatives. Consolidated net income in the second quarter of 2017, as compared to the second quarter of 2016, was also negatively impacted by: (i) an increase in interest expense due to higher prevailing interest rates; (ii) a higher effective income tax rate due to a higher mix of earnings towards the United States; and (iii) increased non-controlling interest income primarily driven from our joint venture in Louisiana, which continued production on its large deepwater pipe coating and insulation project.
Consolidated net income was $17.0 million in the first six months of 2017, an improvement of $17.3 million from a net loss of $0.4 million in the first six months of 2016.
Included in consolidated net income (loss) were the following pre-tax items: (i) charges related to the 2014 Restructuring of $0.2 million in the first six months of 2017 and $13.4 million in charges related to the 2014 Restructuring and 2016 Restructuring in the first six months of 2016; (ii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $3.6 million in the first six months of 2016; and (iii) acquisition-related expenses of $0.5 million and $1.7 million in the first six months of 2017 and 2016, respectively.
Excluding the above items, consolidated net income was $17.4 million in the first six months of 2017, an increase of $5.0 million, or 40.9%, from consolidated net income of $12.3 million in the first six months of 2016. The changes in consolidated net income in the first six months of 2017 compared to the first six months of 2016 were due primarily to the same factors as noted above for the changes in consolidated net income in the second quarter of 2017 compared to the second quarter of 2016. Additionally, consolidated net income in the first six months of 2017 was favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States; whereas, consolidated net income in the first six months of 2016 was favorably impacted by a $1.9 million benefit recorded in the first quarter of 2016 related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.

Contract Backlog
Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. We assume that these signed contracts are funded. For government or municipal contracts, our customers generally obtain funding through local budgets or pre-approved bond financing. We have not undertaken a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of our contracts in backlog have not been funded. However, we have little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases or values beyond a renewal date in the forward 12-month period. Projects whereby we have been advised that we are the low bidder, but have not formally been awarded the contract, are not included. Although backlog represents only those contracts and Master Service Agreements (“MSAs”) that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Infrastructure Solutions	$379.0	$317.1	$283.4	$313.9
Corrosion Protection (1)	198.6	188.9	213.4	259.6
Energy Services (2)	196.8	206.3	192.8	178.4
Total backlog (1)	$774.4	$712.3	$689.6	$751.9
__________________________

(1)
June 30, 2017, March 31, 2017, December 31, 2016 and June 30, 2016 included backlog from our large, domestic deepwater pipe coating and insulation contract of $9.6 million, $51.7 million, $96.8 million and $133.7 million, respectively.

(2)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2017, 0.9% and 17.6% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”), increased $123.7 million, or 42.2%, to $416.6 million in the quarter ended June 30, 2017 compared to $292.9 million in the quarter ended June 30, 2016. New Orders increased $197.6 million, or 34.9%, to $764.5 million in the six months ended June 30, 2017 compared to $566.9 million in the six months ended June 30, 2016.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$148,311	$150,199	$(1,888)	(1.3)%
Gross profit	34,364	39,175	(4,811)	(12.3)
Gross profit margin	23.2%	26.1%	N/A	(290	)bp
Operating expenses	25,973	24,776	1,197	4.8
Acquisition-related expenses	—	704	(704)	(100.0)
Restructuring charges	—	628	(628)	(100.0)
Operating income	8,391	13,067	(4,676)	(35.8)
Operating margin	5.7%	8.7%	N/A	(300	)bp
______________________________
“N/A” represents not applicable.

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$277,179	$275,961	$1,218	0.4%
Gross profit	65,615	68,919	(3,304)	(4.8)
Gross profit margin	23.7%	25.0%	N/A	(130	)bp
Operating expenses	51,081	45,702	5,379	11.8
Acquisition-related expenses	533	1,735	(1,202)	(69.3)
Restructuring charges	—	2,607	(2,607)	(100.0)
Operating income	14,001	18,875	(4,874)	(25.8)
Operating margin	5.1%	6.8%	N/A	(170	)bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues in Infrastructure Solutions decreased $1.9 million, or 1.3%, in the second quarter of 2017 compared to the second quarter of 2016. The decrease in revenues was primarily due to a decline in project activities in certain regions of our North American operation, most notably from lower FRP project activity. Partially offsetting the decrease in revenues in our North American operations was an increase in CIPP contracting installation services activity in our European and Asia-Pacific operations. The increase in revenues was also due to contributions from business acquisitions in the CIPP market in Europe and the FRP market in Asia-Pacific made during the second and third quarters of 2016.
Revenues increased $1.2 million, or 0.4%, in the first six months of 2017 compared to the first six months of 2016. The increase in revenues was primarily due to an increase in CIPP contracting installation services activity in our European and Asia-Pacific operations as well as contributions from business acquisitions, as noted above. Mostly offsetting the increase in revenues was a decrease specifically related to a decline in FRP project activity in our North American operation.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions decreased $4.8 million, or 12.3%, and gross profit margin declined 290 basis points in the second quarter of 2017 compared to the second quarter of 2016. The decrease in gross profit was primarily due to lower project performance in our North American and Asia-Pacific operations, specifically in Australia for our Asia-Pacific operation, and declining revenues associated with FRP project activity in our North American operation. Partially offsetting the decrease in gross profit was an increase related to a $2.4 million expense in the second quarter of 2016 related to the recognition of inventory step up required in the accounting for business combinations related to the Underground Solutions acquisition. Gross profit margin declined mainly due to lower, overall project performance in our international CIPP operations.
Gross profit decreased $3.3 million, or 4.8%, and gross profit margin declined 130 basis points in the first six months of 2017 compared to the first six months of 2016. The decrease in gross profit was primarily due to lower CIPP project performance in our European and Asia-Pacific operations, specifically Denmark and Australia, and declining revenues associated with FRP project activity in our North American operation. Partially offsetting the decrease in gross profit was an increase related to a $3.6 million expense in the first half of 2016 related to the recognition of inventory step up, as noted above. Gross profit margin declined mainly due to lower CIPP project performance in our European and Asia-Pacific operations.
Operating Expenses
Operating expenses in Infrastructure Solutions increased $1.2 million, or 4.8%, in the second quarter of 2017 compared to the second quarter of 2016. The increase was primarily due to incremental operating expense contributions from acquisitions made in the European CIPP market and the Asia-Pacific FRP market during the second and third quarters of 2016, and investments made to hire experienced sales and business development professionals in our North American operation to facilitate growth. Operating expenses as a percentage of revenues were 17.5% in the second quarter of 2017 compared to 16.5% in the second quarter of 2016.
Operating expenses increased $5.4 million, or 11.8%, in the first six months of 2017 compared to the first six months of 2016. The increase was primarily due to the same factors impacting the changes in operating expenses in second quarter of 2017 compared to the second quarter of 2016 as well as the operating expense contribution from the acquisition of Underground Solutions in the first quarter of 2016. Operating expenses as a percentage of revenues were 18.4% for the first six months of 2017 compared to 16.6% in the first six months of 2016.

Operating Income and Operating Margin
Operating income in Infrastructure Solutions decreased $4.7 million, or 35.8%, to $8.4 million in the second quarter of 2017 compared to $13.1 million in the second quarter of 2016. Operating margin declined 300 basis points to 5.7% in the second quarter of 2017 compared to 8.7% in the second quarter of 2016. Included in operating income are the following items: (i) charges related to the 2014 Restructuring of $0.3 million in the second quarter of 2017 and charges related to the 2016 Restructuring and 2014 Restructuring of $1.0 million in the second quarter of 2016; (ii) $0.7 million in acquisition-related expenses in the second quarter of 2016; and (iii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $2.4 million in the second quarter of 2016.
Excluding these items, operating income decreased $8.5 million, or 49.5%, in the second quarter of 2017 compared to the second quarter of 2016 and operating margin declined 560 basis points to 5.8% in the second quarter of 2017 compared to 11.4% in the second quarter of 2016. Operating income and operating margin decreased primarily due to lower international CIPP project performance, declining FRP project activity in our North American operation, and incremental operating expenses from acquisitions made in 2016 and added sales and business development costs as part of our growth initiatives.
Operating income decreased $4.9 million, or 25.8%, to $14.0 million in the first six months of 2017 compared to $18.9 million in the first six months of 2016. Operating margin declined 170 basis points to 5.1% in the first six months of 2017 compared to 6.8% in the first six months of 2016. Included in operating income are the following items: (i) charges related to the 2014 Restructuring of $0.2 million in the first six months of 2017 and charges related to the 2016 Restructuring and 2014 Restructuring of $3.0 million in the first six months of 2016; (ii) an expense of $3.6 million in the first six months of 2016 related to the recognition of inventory step up for Underground Solutions; and (iii) acquisition related expenses of $0.5 million and $1.7 million in the first six months of 2017 and 2016, respectively.
Excluding restructuring charges, inventory step up and acquisition-related expenses, operating income decreased $12.5 million, or 45.8%, to $14.7 million in the first six months of 2017 compared to $27.2 million in the first six months of 2016. Operating margin, excluding restructuring charges, inventory step up and acquisition-related expenses, declined 460 basis points to 5.3% in the first six months of 2017 compared to 9.9% in the first six months of 2016. Operating income and operating margin decreased primarily due to a decrease in FRP project activity in our North American operation, lower CIPP project performance in our international operations, and incremental operating expense contribution from acquisitions made in 2016 and added sales and business development costs, as discussed above.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$127,715	$94,410	$33,305	35.3%
Gross profit	35,636	17,103	18,533	108.4
Gross profit margin	27.9%	18.1%	N/A	980	bp
Operating expenses	24,397	18,767	5,630	30.0
Restructuring charges	—	805	805	(100.0)
Operating income (loss)	11,239	(2,469)	13,708	555.2
Operating margin	8.8%	(2.6)%	N/A	1,140	bp
______________________________
“N/A” represents not applicable.

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$251,105	$186,856	$64,249	34.4%
Gross profit	63,599	34,302	29,297	85.4
Gross profit margin	25.3%	18.4%	N/A	690	bp
Operating expenses	45,148	39,216	5,932	15.1
Restructuring charges	—	3,225	(3,225)	N/M
Operating income (loss)	18,451	(8,139)	26,590	326.7
Operating margin	7.3%	(4.4)%	N/A	1,170	bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues in Corrosion Protection increased $33.3 million, or 35.3%, in the second quarter of 2017 compared to the second quarter of 2016. The increase was due to a $35.6 million increase in revenues in our pipe coating and insulation operation driven by $42.1 million in revenues from a large deepwater project. Partially offsetting the increase in revenues was a small decrease in project activities in our cathodic protection operation, primarily in the United States and Europe, and our coating services operation due to lower international project activity.
Revenues increased $64.2 million, or 34.4%, in the first six months of 2017 compared to the first six months of 2016. The increase was due to a $67.7 million increase in revenues in our pipe coating and insulation operation driven by $87.3 million in revenues from the large deepwater project. Also contributing to the increase in revenues was an increase in project activities in our cathodic protection operation primarily in the United States, partially offset by a decline in our cathodic protection operation in Europe. Partially offsetting the increase in revenues was a decline in project activities in our industrial linings operation, which benefited from a large project in South America in the first quarter of 2016, and our coating services operation, which completed a large project in the Middle East in the first half of 2016.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection increased $18.5 million, or 108.4%, and gross profit margin improved 980 basis points in the second quarter of 2017 compared to the second quarter of 2016. Gross profit increased substantially due to production on a large deepwater project in our pipe coating and insulation operation. To a lesser extent, project performance improved in our industrial linings operation and our coating services operation. Partially offsetting the increases in gross profit was a decrease in our cathodic protection operation as a result of project mix and isolated project performance issues in the United States. Gross profit margin improved primarily due to higher margins generated from the large deepwater project in our pipe coating and insulation operation and improved margin performance in our coating services and industrial linings operations. Partially offsetting the increase in gross profit margin was a decline resulting from isolated project performance issues in our cathodic protection operation in the United States.
Gross profit increased $29.3 million, or 85.4%, and gross profit margin improved 690 basis points in the first six months of 2017 compared to the first six months of 2016. The increase in gross profit was substantially due to production on a large deepwater project in our pipe coating and insulation operation and, to a lesser extent, improved gross profit from our coating services operation, which incurred added costs on certain projects in the Middle East in the first half of 2016. Partially offsetting the increase in gross profit were decreases mainly due to lower project performance and project mix primarily in the United States within our cathodic protection operation and lower gross profit generation in our industrial linings operation, which benefited from a large project in South America in the first quarter of 2016. The changes in gross profit margin in the first six months of 2017 compared to the first six months of 2017 were primarily due to the same factors impacting the changes in gross profit margin in the second quarter of 2017 compared to the second quarter of 2016.
Operating Expenses
Operating expenses in Corrosion Protection increased $5.6 million, or 30.0%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to added sales and administrative support costs. Operating expenses as a percentage of revenues were 19.1% in the second quarter of 2017 compared to 19.9% in the second quarter of 2016. The decrease in operating expenses as a percentage of revenues was due to the growth in revenues, as noted above.
Operating expenses increased $5.9 million, or 15.1%, in the first six months of 2017 compared to the first six months of 2016 primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2017 compared to the second quarter of 2016. Operating expenses as a percentage of revenues were 18.0% in the first six months of 2017 compared to 21.0% in the first six months of 2016. The decrease in operating expenses as a percentage of revenues was due to the growth in revenues, as noted above.
Operating Income (Loss) and Operating Margin
Operating income in Corrosion Protection increased $13.7 million, or 555.2%, to $11.2 million in the second quarter of 2017 compared to an operating loss of $2.5 million in the second quarter of 2016. Operating margin improved to 8.8% in the second quarter of 2017 compared to (2.6)% in the second quarter of 2016.
Included in operating income are restructuring charges of $1.0 million in the second quarter of 2016 for severance and employee-related benefits and other restructuring costs related to our 2016 Restructuring. Excluding 2016 Restructuring charges, operating income increased $12.8 million, or 843.3%, to $11.2 million in the second quarter of 2017 compared to an operating loss of $1.5 million in the second quarter of 2016 and operating margin improved to 8.8% in the second quarter of 2017 compared to (1.6)% in the second quarter of 2016. The increases in operating income and operating margin were primarily the result of increased gross profit and related gross profit margin contribution from the large deepwater project in our pipe coating and insulation operation, partially offset by lower contributions from our cathodic protection operation, as discussed above.
Operating income increased $26.6 million, or 326.7%, to $18.5 million in the first six months of 2017 compared to an operating loss of $8.1 million in the first six months of 2016. Operating margin improved to 7.3% in the first six months of 2017 compared to (4.4)% in the first six months of 2016.
Included in operating loss are charges of $3.7 million in the first six months of 2016 for severance and employee-related benefits and other restructuring costs related to our 2016 Restructuring. Excluding 2016 Restructuring charges, operating income increased $22.9 million, or 515.1%, to $18.5 million in the first six months of 2017 compared to an operating loss of $4.4 million in the first six months of 2016 and operating margin improved to 7.3% in the first six months of 2017 compared to (2.4)% in the first six months of 2016. The increase in operating income and operating margin were primarily due to the same factors impacting the changes in operating income and operating margin in the second quarter of 2017 compared to the second quarter of 2016.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$78,447	$53,077	$25,370	47.8%
Gross profit	9,768	4,912	4,856	98.9
Gross profit margin	12.5%	9.3%	N/A	320	bp
Operating expenses	7,739	7,263	476	6.6
Restructuring charges	—	102	(102)	(100.0)
Operating income (loss)	2,029	(2,453)	4,482	182.7
Operating margin	2.6%	(4.6)%	N/A	720	bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$151,364	$128,777	$22,587	17.5%
Gross profit	17,966	12,383	5,583	45.1
Gross profit margin	11.9%	9.6%	N/A	230	bp
Operating expenses	14,626	16,613	(1,987)	(12.0)
Restructuring charges	—	2,500	(2,500)	N/M
Operating income (loss)	3,340	(6,730)	10,070	149.6
Operating margin	2.2%	(5.2)%	N/A	740	bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues in Energy Services increased $25.4 million, or 47.8%, in the second quarter of 2017 compared to the second quarter of 2016. The increase was primarily due to an increase in turnaround services activity and, to a lesser extent, increased maintenance and construction services activities. These increases were a direct result of increased demand from customers, coupled with expanded market share with various customers on the west coast of the United States.
Revenues increased $22.6 million, or 17.5%, in the first six months of 2017 compared to the first six months of 2016. The increase was primarily due to an increase in turnaround and maintenance services activities. Partially offsetting the increase in revenues was a decrease resulting from a decline in construction services activity attributable to upstream construction projects that were performed and completed in the first half of 2016. As part of our 2016 Restructuring, we downsized our upstream operation in 2016, which lowered revenues primarily generated from construction services activity in the first six months of 2017 compared to the first six months of 2016.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services increased $4.9 million, or 98.9%, and gross profit margin improved 320 basis points in the second quarter of 2017 compared to the second quarter of 2016. The increase in gross profit was primarily due to an increase in revenues from turnaround services activity, as noted above, and improved performance associated with turnaround and construction services activities as a result of significant management focus on controlling costs and driving higher labor utilization. The improvement in project performance associated with construction services activity was mainly due to the elimination of cost overruns on certain upstream, lump sum construction projects recognized in the second quarter of 2016. Gross profit margin improved mainly as a result of higher utilization rates, as mentioned earlier, and the completion of restructuring activities during 2016, including the completion of certain under-performing, upstream construction projects. Gross profit margin also improved due to increases in revenues related to turnaround services.
Gross profit increased $5.6 million, or 45.1%, and gross profit margin improved 230 basis points in the first six months of 2017 compared to the first six months of 2016. The increase in gross profit was primarily due to an increase in revenues from turnaround and maintenance services activities. As noted above, cost control efforts resulted in higher utilization and associated improvement in gross profit for our turnaround, maintenance and construction services. Gross profit margin increased primarily due to cost control and higher utilization achievements from focused management efforts and from actions taken in 2016 as part of our 2016 Restructuring.
Operating Expenses
Operating expenses in Energy Services increased $0.5 million, or 6.6%, in the second quarter of 2017 compared to the second quarter of 2016. As part of the 2016 Restructuring, we recognized charges of $1.5 million in the second quarter of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses increased $2.0 million, or 33.9%. The increase in operating expenses was primarily due to a $1.8 million offset to operating expenses in the second quarter of 2016 related to a decrease in a reserve for Brinderson pre-acquisition matters as well as higher employee medical self-insurance costs and other general and administrative expenses in the second quarter of 2017.
Operating expenses as a percentage of revenues were 9.9% in the second quarter of 2017 compared to 13.7% in the second quarter of 2016. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 9.9% in the second quarter of 2017 compared to 10.9% in the second quarter of 2016, and resulted from management’s focus on driving efficiencies in the business.
Operating expenses in the first six months of 2017 decreased $2.0 million, or 12.0%, compared to the first six months of 2016. As part of the 2016 Restructuring, we recognized charges of $3.9 million in the first six months of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses increased $2.0 million, or 15.4%, primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2017 compared to the second quarter of 2016.
Operating expenses as a percentage of revenues were 9.7% in the first six months of 2017 compared to 12.9% in the first six months of 2016. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 9.7% in the first six months of 2017 compared to 9.8% in the first six months of 2016.
Operating Income (Loss) and Operating Margin
Operating income in Energy Services increased $4.5 million, or 182.7%, to $2.0 million in the second quarter of 2017 compared to an operating loss of $2.5 million in the second quarter of 2016. Operating margin improved to 2.6% in the second quarter of 2017 compared to (4.6)% in the second quarter of 2016.

Included in operating loss are 2016 Restructuring charges of $1.6 million in the second quarter of 2016 primarily related to severance and employee-related benefits, early lease termination, wind-down and other restructuring costs. Excluding 2016 Restructuring charges, operating income increased $2.9 million, or 334.3%, to $2.0 million in the second quarter of 2017 compared to an operating loss of $0.9 million million in the second quarter of 2016 and operating margin improved to 2.6% in the second quarter of 2017 compared to (1.6)% in the second quarter of 2016. The increases in operating income and operating margin were primarily due to increased revenues and gross profit contributions associated with turnaround, maintenance and construction services activities, partially offset by an increase in operating expenses driven by the $1.8 million decrease in a reserve related to Brinderson pre-acquisition matters in the second quarter of 2016, as noted above.
Operating income increased $10.1 million, or 149.6%, to $3.3 million in the first six months of 2017 compared to an operating loss of $6.7 million in the first six months of 2016. Operating margin improved to 2.2% in the first six months of 2017 compared to (5.2)% in the first six months of 2016.
Included in operating loss are 2016 Restructuring charges of $6.4 million in the first six months of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Excluding 2016 Restructuring charges, operating income increased $3.6 million, or 1,247.8%, to $3.3 million in the first six months of 2017 compared to an operating loss of $0.3 million in the first six months of 2016 and operating margin improved to 2.2% in the first six months of 2017 compared to (0.2)% in the first six months of 2016. The increases in operating income and operating margin were due primarily to the same factors as noted above for the changes in operating income and operating margin in the second quarter of 2017 compared to the second quarter of 2016.

Other Income (Expense)
Interest Income and Expense
Interest income decreased $0.1 million in the second quarter of 2017 compared to the prior year quarter. Interest expense increased $0.4 million in the second quarter of 2017 compared to the prior year quarter due to higher LIBOR-based borrowing costs under our Credit Facility, partially offset by lower average debt balances in the current year period.
Interest income decreased $0.1 million in the first six months of 2017 compared to the prior year period. Interest expense increased $0.8 million in the first six months of 2017 compared to the same period in the prior year due to higher LIBOR-based borrowing costs under our Credit Facility.
Other Income (Expense)
Other expense was $0.4 million in the quarter ended June 30, 2017 and $0.5 million in the quarter ended June 30, 2016 and primarily consisted of foreign currency transaction losses in both periods.
Other expense was $0.8 million in the six months ended June 30, 2017 and $1.5 million in the six months ended June 30, 2016 and primarily consisted of foreign currency transaction losses in both periods.

Taxes (Benefit) on Income (Loss)
Taxes on income increased $4.2 million during the second quarter of 2017 compared to the second quarter of 2016. Our effective tax rate was 29.5% in the quarter ended June 30, 2017 compared to 22.8% in the quarter ended June 30, 2016. The increase in the effective tax rate in the second quarter of 2017 as compared to the prior year period was due to a higher mix of earnings in the United States, primarily from income generated on a large deepwater project in our pipe coating and insulation operation, and the positive impact in the second quarter of 2016 of certain discrete tax items relating to the 2016 Restructuring.
Taxes on income increased $10.9 million during the first six months of 2017 compared to the first six months of 2016. Our effective tax rate was 26.3% in the six months ended June 30, 2017 and a benefit of 83.4% in the six months ended June 30, 2016. The effective tax rate in the six months ended June 30, 2017 was impacted by the same factors impacting the effective tax rate in the second quarter of 2017, and a benefit related to the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States, recorded in the first quarter of 2017. The effective tax rate in the six months ended June 30, 2016 was impacted by the same factors impacting the effective tax rate in the second quarter of 2016, and a $1.9 million benefit, or 42.0% benefit to the effective tax rate, related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits recorded in the first quarter of 2016.

Non-controlling Interests
Income attributable to non-controlling interests was $1.1 million in the quarter ended June 30, 2017 compared to a loss attributable to non-controlling interests of $0.2 million in the quarter ended June 30, 2016. In the second quarter of 2017, income was primarily driven from our joint venture in Louisiana, which continued its work on a large deepwater project in our pipe coating and insulation operation, and our joint venture in Oman. In the second quarter of 2016, losses from our joint ventures in Mexico, Louisiana and Saudi Arabia were partially offset by profitability from our joint venture in Oman.
Income attributable to non-controlling interests was $3.0 million in the six months ended June 30, 2017 compared to a loss attributable to non-controlling interests of $0.4 million in the six months ended June 30, 2016. In the first six months of 2017, income was primarily driven from our joint venture in Louisiana, which performed a majority of its work on a large deepwater project in our pipe coating and insulation operation. Our joint ventures in Oman and Mexico also contributed positive earnings in the first six months of 2017. In the six months ended June 30, 2016, losses from our joint ventures in Mexico, Louisiana and Saudi Arabia were partially offset by profitability from our joint venture in Oman.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$105,331	$129,500
Restricted cash	1,625	4,892
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
During the first half of 2017, capital expenditures were primarily related to growth and maintenance capital related to the CIPP operations in Infrastructure Solutions, primarily in the United States and Europe. For 2017, we expect a similar overall level of capital expenditures as was made in 2016, with slightly increased capital expenditures to support anticipated growth in Infrastructure Solutions, partially offset by the 2016 completion of the pipe coating and insulation plant in Corrosion Protection.
Under the terms of our Credit Facility, we are authorized to annually purchase up to $40 million of our common stock in open market transactions, subject to Board of Director authorization. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In October 2016, our Board of Directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. Any shares repurchased during 2017 are expected to be funded primarily through cash balances. During the six months ended June 30, 2017, we acquired 868,222 shares of our common stock for $18.8 million ($21.72 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 97,315 shares of our common stock for $2.2 million ($22.33 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, we promptly retired such shares.
At June 30, 2017, our cash balances were located worldwide for working capital, potential acquisitions and support needs. Given the breadth of our international operations, approximately $50.8 million, or 48.2%, of our cash was denominated in currencies other than the United States dollar as of June 30, 2017. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At June 30, 2017, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we determine that any of these receivables are no longer collectible, we will increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities provided $0.9 million in the first six months of 2017 compared to $9.9 million provided in the first six months of 2016. The decrease in operating cash flow from the prior year period was primarily due to lower cash flows related to working capital as a result of the timing of customer payments. Working capital used $56.4 million of cash during the first six months of 2017 compared to $20.8 million used in the first six months of 2016, primarily due to the timing of customer payments on certain large projects, including the domestic deepwater pipe coating and insulation project in Corrosion Protection, which increased days sales outstanding approximately five days at June 30, 2017. We expect the working capital outflows experienced during the first six months to reverse in the third and fourth quarters of 2017 as we collect currently outstanding receivables on larger projects.
Cash Flows from Investing Activities
Cash flows from investing activities used $19.7 million during the first six months of 2017 compared to $105.6 million used during the first six months of 2016. During the first six months of 2017, we used £6.5 million, approximately $8.0 million, to acquire Environmental Techniques. During the first six months of 2016, we used $91.2 million to acquire Underground Solutions, Fyfe Europe and the CIPP business of LMJ. During the first six months of 2016, we received proceeds of $4.6 million, net of cash disposed, from the sale of our interest in our Canadian pipe coating operation. We used $12.8 million in cash for capital expenditures in the first six months of 2017 compared to $19.4 million in the prior year period. In the first six months of 2017 and 2016, $1.0 million and $1.1 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first six months of 2017 and 2016 were partially offset by $0.4 million and $2.4 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $30.0 million to $35.0 million to be spent in 2017 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $13.3 million during the first six months of 2017 compared to $0.3 million provided in the first six months of 2016. During the first six months of 2017 and 2016, we used net cash of $21.0 million and $25.2 million, respectively, to repurchase 965,537 and 1,365,249 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 7 to the consolidated financial statements contained in this report. During the first six months of 2017, we had net borrowings of $17.0 million from our line of credit to fund domestic working capital needs, and we used cash of $8.8 million to pay down the principal balance of our term loan. During the first six months of 2016, we had net borrowings of $36.0 million from our line of credit primarily to fund our acquisition activity, and we used cash of $8.8 million to pay down the principal balance of our term loan.
Long-Term Debt
In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with an original maturity date in October 2020.
Our indebtedness at June 30, 2017 consisted of $319.4 million outstanding from the $350.0 million term loan under the Credit Facility and $53.0 million on the line of credit under the Credit Facility. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in the consolidated financial statements and held $0.3 million of third-party notes and bank debt at June 30, 2017. During the first six months of 2017, we had net borrowings of $17.0 million on the line of credit for domestic working capital needs. At June 30, 2017, we classified $3.0 million of our borrowings on the line of credit in “Current maturities of long-term debt” in the Consolidated Balance Sheet based on our intent to repay amounts within the next twelve months.
As of June 30, 2017, we had $33.9 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $15.1 million was collateral for the benefit of certain of our insurance carriers and $18.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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
The Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at June 30, 2017 and expect continued compliance for the foreseeable future.
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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at June 30, 2017 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2017 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our Credit Facility.
At June 30, 2017, the estimated fair value of our long-term debt was approximately $380.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2017 would result in a $1.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2017, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $11.1 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At

June 30, 2017, there were no material foreign currency hedge instruments outstanding. See Note 11 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2017 (1) (2)	117,029	$22.92	107,647	$37,540,031
February 2017 (1) (2)	125,211	22.95	108,355	35,054,935
March 2017 (1) (2)	220,077	22.49	150,912	31,627,784
April 2017 (1) (2)	126,448	22.76	126,400	28,751,326
May 2017 (1) (2)	205,735	19.99	205,200	24,649,082
June 2017 (1) (2)	171,037	20.67	169,708	21,140,282
Total	965,537	$21.78	868,222
_________________________________

(1)
In October 2016, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. We began repurchasing shares under this program in January 2017. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. For the six months ended June 30, 2017, 97,315 shares were surrendered in connection with restricted stock, restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock units or performance units vested. Once repurchased, we promptly retire the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: August 2, 2017	/s/ David A. Martin
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