Form 10-Q
period 2017-09-30
Aegion Corp
filed 2017-11-02
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 32,526,821 shares of common stock, $.01 par value per share, outstanding at October 26, 2017.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$341,872	$308,524	$1,021,520	$900,118
Cost of revenues	268,430	242,206	800,898	718,196
Gross profit	73,442	66,318	220,622	181,922
Operating expenses	54,610	45,277	165,465	146,808
Goodwill impairment	45,390	—	45,390	—
Definite-lived intangible asset impairment	41,032	—	41,032	—
Acquisition and divestiture expenses	1,980	324	2,513	2,059
Restructuring and related charges	5,439	212	5,439	8,544
Operating income (loss)	(75,009)	20,505	(39,217)	24,511
Other income (expense):
Interest expense	(3,962)	(3,825)	(12,014)	(11,081)
Interest income	33	37	117	197
Other	(798)	288	(1,593)	(1,183)
Total other expense	(4,727)	(3,500)	(13,490)	(12,067)
Income (loss) before taxes on income	(79,736)	17,005	(52,707)	12,444
Taxes (benefit) on income (loss)	(5,954)	5,218	1,144	1,413
Net income (loss)	(73,782)	11,787	(53,851)	11,031
Non-controlling interests (income) loss	546	280	(2,414)	666
Net income (loss) attributable to Aegion Corporation	$(73,236)	$12,067	$(56,265)	$11,697

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$(2.23)	$0.35	$(1.69)	$0.33
Diluted	$(2.23)	$0.34	$(1.69)	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(73,782)	$11,787	$(53,851)	$11,031
Other comprehensive income (loss):
Currency translation adjustments	(250)	3,885	16,188	2,928
Deferred gain (loss) on hedging activity, net of tax (1)	89	895	265	(3,163)
Pension activity, net of tax (2)	(9)	90	(25)	(83)
Total comprehensive income (loss)	(73,952)	16,657	(37,423)	10,713
Comprehensive (income) loss attributable to non-controlling interests	480	365	(2,500)	593
Comprehensive income (loss) attributable to Aegion Corporation	$(73,472)	$17,022	$(39,923)	$11,306
__________________________

(1)
Amounts presented net of tax of $59 and $617 for the quarters ended September 30, 2017 and 2016, respectively, and $176 and $(2,100) for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Amounts presented net of tax of $(2) and $23 for the quarters ended September 30, 2017 and 2016, respectively, and $(6) and $(21) for the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$94,787	$129,500
Restricted cash	1,938	4,892
Receivables, net of allowances of $4,611 and $6,098, respectively	212,042	186,016
Retainage	33,119	33,643
Costs and estimated earnings in excess of billings	88,887	62,401
Inventories	68,721	63,953
Prepaid expenses and other current assets	37,016	51,832
Assets held for sale	78,223	—
Total current assets	614,733	532,237
Property, plant & equipment, less accumulated depreciation	110,790	156,747
Other assets
Goodwill	259,791	298,619
Identified intangible assets, less accumulated amortization	141,084	194,911
Deferred income tax assets	2,393	1,848
Other assets	11,752	9,220
Total other assets	415,020	504,598
Total Assets	$1,140,543	$1,193,582

Liabilities and Equity
Current liabilities
Accounts payable	$82,390	$63,058
Accrued expenses	85,322	85,010
Billings in excess of costs and estimated earnings	46,678	62,698
Current maturities of long-term debt	26,556	19,835
Liabilities held for sale	19,990	—
Total current liabilities	260,936	230,601
Long-term debt, less current maturities	336,063	350,785
Deferred income tax liabilities	14,444	23,339
Other non-current liabilities	12,776	12,674
Total liabilities	624,219	617,399

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 32,673,818 and 33,956,304, respectively	327	340
Additional paid-in capital	144,088	166,598
Retained earnings	398,797	455,062
Accumulated other comprehensive loss	(37,158)	(53,500)
Total stockholders’ equity	506,054	568,500
Non-controlling interests	10,270	7,683
Total equity	516,324	576,183
Total Liabilities and Equity	$1,140,543	$1,193,582

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
Net income (loss)	—	—	—	11,697	—	(666)	11,031
Issuance of common stock upon stock option exercises, including tax benefit	18,193	—	(10)	—	—	—	(10)
Issuance of shares pursuant to restricted stock units	14,034	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	39,660	—	—	—	—	—	—
Forfeitures of restricted shares	(18,499)	—	—	—	—	—	—
Shares repurchased and retired	(1,967,347)	(20)	(36,577)	—	—	—	(36,597)
Equity-based compensation expense	—	—	7,689	—	—	—	7,689
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Distributions to non-controlling interests	—	—	—	—	—	(1,276)	(1,276)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(391)	73	(318)
BALANCE, September 30, 2016	34,139,540	$341	$171,053	$437,271	$(48,252)	$7,384	$567,797

BALANCE, December 31, 2016	33,956,304	$340	$166,598	$455,062	$(53,500)	$7,683	$576,183
Net income (loss)	—	—	—	(56,265)	—	2,414	(53,851)
Issuance of shares pursuant to restricted stock units	90,663	1	—	—	—	—	1
Issuance of shares pursuant to performance units	49,672	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	30,559	—	—	—	—	—	—
Forfeitures of restricted shares	(1,084)	—	—	—	—	—	—
Shares repurchased and retired	(1,452,296)	(14)	(31,716)	—	—	—	(31,730)
Equity-based compensation expense	—	—	9,206	—	—	—	9,206
Investments from non-controlling interests	—	—	—	—	—	158	158
Distributions to non-controlling interests	—	—	—	—	—	(71)	(71)
Currency translation adjustment and derivative transactions, net	—	—	—	—	16,342	86	16,428
BALANCE, September 30, 2017	32,673,818	$327	$144,088	$398,797	$(37,158)	$10,270	$516,324

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(53,851)	$11,031
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	34,410	34,406
Gain on sale of fixed assets	(6)	(1,960)
Equity-based compensation expense	9,206	7,689
Deferred income taxes	(4,511)	(613)
Non-cash restructuring charges	102	300
Goodwill impairment	45,390	—
Definite-lived intangible asset impairment	41,032	—
Loss on foreign currency transactions	1,659	1,351
Other	(1,129)	440
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	1,117	1,704
Receivables net, retainage and costs and estimated earnings in excess of billings	(54,040)	26,402
Inventories	(4,645)	(510)
Prepaid expenses and other assets	6,562	(3,094)
Accounts payable and accrued expenses	23,726	(41,698)
Billings in excess of costs and estimated earnings	(9,869)	212
Other operating	(79)	1,038
Net cash provided by operating activities	35,074	36,698

Cash flows from investing activities:
Capital expenditures	(22,515)	(31,485)
Proceeds from sale of fixed assets	423	3,083
Patent expenditures	(340)	(1,034)
Restricted cash related to investing activities	2,000	(1,086)
Purchase of Underground Solutions, Inc., net of cash acquired	—	(84,740)
Other acquisition activity, net of cash acquired	(9,045)	(11,567)
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	—	6,599
Net cash used in investing activities	(29,477)	(120,230)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	37
Repurchase of common stock	(31,730)	(36,597)
Investments from non-controlling interests	158	—
Distributions to non-controlling interests	(71)	(1,276)
Payment of contingent consideration	(500)	(500)
Proceeds from notes payable	150	—
Proceeds from line of credit, net	14,000	36,000
Principal payments on long-term debt	(15,085)	(13,125)
Net cash used in financing activities	(33,078)	(15,461)
Effect of exchange rate changes on cash	1,677	561
Net decrease in cash and cash equivalents for the period	(25,804)	(98,432)
Cash and cash equivalents, beginning of year	129,500	211,696
Cash and cash equivalents, end of period	103,696	113,264
Cash and cash equivalents associated with assets held for sale, end of period	(8,909)	—
Cash and cash equivalents from continuing operations, end of period	$94,787	$113,264
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

Acquisitions/Strategic Initiatives/Divestitures
2017 Restructuring
On July 28, 2017, the Company’s board of directors approved a realignment and restructuring plan (the “2017 Restructuring”) to: (i) divest the Company’s pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America; (iii) right-size the cathodic protection services operation in Canada; and (iv) reduce corporate and other operating costs. These decisions reflect the Company’s: (i) desire to reduce further its exposure in the North American upstream oil and gas markets; (ii) assessment of its ability to drive sustainable, profitable growth in the non-pipe fiber reinforced polymer (“FRP”) contracting market in North America; and (iii) assessment of continuing weak conditions in the Canadian oil and gas markets. During the third quarter of 2017, the Company also completed a detailed assessment of Infrastructure Solutions’ businesses in Australia and Denmark, which resulted in additional restructuring actions in both countries. See Note 3.
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
On July 1, 2016, the Company acquired Concrete Solutions Limited (“CSL”) and Building Chemical Supplies Limited (“BCS”), two New Zealand companies (collectively, “Concrete Solutions”), for a purchase price paid at closing of NZD 7.5 million, approximately $5.5 million, which was funded from the Company’s cash balances. The sellers have the ability to earn up to an additional NZD 2.0 million, approximately $1.4 million, of proceeds based on reaching certain future performance targets. CSL provides structural strengthening, concrete repair and bridge jointing solutions primarily through application of fiber reinforced polymer and injection resins and had served as a Fibrwrap® certified applicator in New Zealand for a number of years. BCS imports and distributes materials, including fiber reinforced polymer, injection resins, repair mortars and protective coatings.
On June 2, 2016, the Company acquired the cured-in-place pipe (“CIPP”) contracting operations of Leif M. Jensen A/S (“LMJ”), a Danish company and the Insituform licensee in Denmark since 2011. The purchase price was €2.9 million, approximately $3.2 million, and was funded from the Company’s international cash balances.
On May 13, 2016, the Company acquired the operations and territories of Fyfe Europe S.A. and related companies (“Fyfe Europe”) for a purchase price of $3.0 million. The transaction was funded from the Company’s cash balances. Fyfe Europe holds the rights to provide Fibrwrap® product engineering and support to installers and applicators of FRP systems in 72 countries throughout Europe, the Middle East and North Africa. The acquisition of these territories provides the Company with worldwide rights to market, manufacture and install the patented Tyfo® Fibrwrap® FRP technology.
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
Corrosion Protection Segment (“Corrosion Protection”)
In September 2017, the Company organized Aegion South Africa Proprietary Limited, a joint venture in South Africa between Aegion International Holdings Limited, a subsidiary of the Company (“Aegion International”), and Robor Proprietary Limited (“Robor”), for the purpose of providing Aegion’s Corrosion Protection and Infrastructure Solutions products and services to sub-Sahara Africa. Aegion International owns sixty percent (60%) of the joint venture and Robor owns the remaining forty percent (40%).
On July 28, 2017, the Company’s board of directors approved a plan to divest Bayou. Accordingly, the Company has classified Bayou’s assets and liabilities as held for sale on the Consolidated Balance Sheet at September 30, 2017. See Note 5. On February 1, 2016, the Company sold its fifty-one percent (51%) interest in its Canadian pipe coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to its joint venture partner, Perma-Pipe, Inc. The sale price was $9.6 million, which consisted of a $7.6 million payment at closing and a $2.0 million promissory note, which was paid in full on July 28, 2016. BPPC served as the Company’s pipe coating and insulation operation in Canada. The sale of its interests in Bayou and BPPC is part of a broader effort by the Company to reduce its exposure in the North American upstream market in light of expectations for a prolonged low oil price environment.
Purchase Price Accounting
During the first nine months of 2017, the Company determined its preliminary accounting for Environmental Techniques and finalized its accounting for Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions. There were no significant adjustments to the purchase price accounting for Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions during the first nine months of 2017. As the Company completes its final accounting for the Environmental Techniques acquisition, future adjustments related to working capital, deferred income taxes, definite-lived intangible assets and goodwill could occur. The goodwill and definite-lived intangible assets associated with the Fyfe Europe, LMJ and Concrete Solutions acquisitions are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Environmental Techniques and Underground Solutions acquisitions are not deductible for tax purposes.

Underground Solutions, Fyfe Europe, LMJ, Concrete Solutions and Environmental Techniques made the following contributions to the Company’s revenues and profits (in thousands):

	Quarters Ended September 30,
	2017		2016
	Revenues	Net Loss	Revenues	Net Income (Loss)
Underground Solutions (1)	$9,304	$(374)	$8,273	$101
Fyfe Europe (2)	35	(1,857)	15	(202)
LMJ (3)	342	(596)	1,446	(134)
Concrete Solutions (4)	1,561	(2,080)	1,344	68
Environmental Techniques	1,322	(166)	N/A	N/A
_____________________
“N/A” represents not applicable.

(1)	The reported net income (loss) for Underground Solutions includes an allocation of corporate expenses of $0.7 million and $0.3 million in the quarters ended September 30, 2017 and 2016, respectively.

(2)	The reported net loss for Fyfe Europe in the quarter ended September 30, 2017 includes $1.8 million of impairment charges allocated from goodwill impairments at the Fyfe reporting unit (see Note 2).

(3)	The reported net loss for LMJ in the quarter ended September 30, 2017 includes 2017 Restructuring charges of $0.1 million.

(4)
The reported net loss for Concrete Solutions in the quarter ended September 30, 2017 includes $2.2 million of impairment charges allocated from goodwill impairments at the Fyfe reporting unit (see Note 2).

	Nine Months Ended September 30,
	2017		2016
	Revenues	Net Loss	Revenues	Net Income (Loss)
Underground Solutions (1)	$25,349	$(2,049)	$23,916	$(1,661)
Fyfe Europe (2)	396	(2,001)	23	(300)
LMJ (3)	2,702	(2,213)	2,779	(221)
Concrete Solutions (4)	4,276	(2,033)	1,344	68
Environmental Techniques	3,245	(561)	N/A	N/A
_____________________
“N/A” represents not applicable.

(1)
The reported net loss for Underground Solutions in the nine months ended September 30, 2017 includes an allocation of corporate expenses of $1.8 million. The reported net loss for Underground Solutions in the nine months ended September 30, 2016 includes inventory step-up expense of $3.6 million, recognized as part of the accounting for business combinations, and an allocation of corporate expenses of $1.6 million.

(2)
The reported net loss for Fyfe Europe in the nine months ended September 30, 2017 includes $1.8 million of impairment charges allocated from goodwill impairments at the Fyfe reporting unit (see Note 2).

(3)	The reported net loss for LMJ in the nine months ended September 30, 2017 includes 2017 Restructuring charges of $0.1 million.

(4)
The reported net loss for Concrete Solutions in the nine months ended September 30, 2017 includes $2.2 million of impairment charges allocated from goodwill impairments at the Fyfe reporting unit (see Note 2).

The following pro forma summary presents combined information of the Company as if the Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands, except earnings per share):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016 (1)	2017 (1)	2016 (2)
Revenues	$341,872	$310,022	$1,022,402	$915,289
Net income (loss) attributable to Aegion Corporation(3)	(73,236)	12,024	(56,438)	12,171
Diluted earnings (loss) per share	$(2.23)	$0.34	$(1.69)	$0.34
_____________________

(1)	Includes pro-forma results related to Environmental Techniques.

(2)	Includes pro-forma results related to Environmental Techniques, Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions.

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
The transaction purchase price to acquire Concrete Solutions was NZD 8.9 million, approximately $6.4 million, which included: (i) a payment at closing of NZD 7.5 million, approximately $5.5 million; (ii) a preliminary working capital adjustment payable to the sellers of NZD 0.2 million, approximately $0.1 million; and (iii) the estimated fair value of earnout consideration of NZD 1.2 million, approximately $0.9 million. During the second quarter of 2017, the Company reversed $0.1 million of the earnout consideration due to operating results for the twelve-month period ended June 30, 2017 being below the target amounts in the purchase agreement. The accrual adjustment resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. After the accrual adjustment, the estimated fair value of the contingent consideration was NZD 1.0 million, approximately $0.8 million, and recorded to “Other non-current liabilities” in the Consolidated Balance Sheet. The fair value estimate was determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 12.
The following table summarizes the fair value of identified assets and liabilities of the Environmental Techniques acquisition at its acquisition date (in thousands):

Environmental Techniques
Receivables and cost and estimated earnings in excess of billings	$801
Inventories	1,281
Prepaid expenses and other current assets	93
Property, plant and equipment	2,147
Identified intangible assets	1,869
Deferred income tax assets	124
Accounts payable	(1,025)
Accrued expenses	(186)
Deferred income tax liabilities	(413)
Total identifiable net assets	$4,691

Total consideration recorded	$8,046
Less: total identifiable net assets	4,691
Goodwill at September 30, 2017	$3,355

2.    ACCOUNTING POLICIES
There were no material changes in accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss in total stockholders’ equity.
The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	September 30, 2017	December 31, 2016
Currency translation adjustments (1)	$(38,993)	$(54,863)
Derivative hedging activity	1,445	1,004
Pension activity	390	359
Total accumulated other comprehensive loss	$(37,158)	$(53,500)
__________________________

(1)
Due to the weakening of the U.S. dollar, there was a substantial increase during the first nine months of 2017, primarily the second quarter of 2017, with respect to certain functional currencies and their relation to the U.S. dollar, most notably the Canadian dollar, Australian dollar, British pound and euro.

Net foreign exchange transaction losses of $0.8 million and $0.3 million in the third quarters of 2017 and 2016, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks and license agreements) are recorded at cost, net of accumulated depreciation and impairment, and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. During the first nine months of 2017, no such changes were noted. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.
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
Impairment Review – Third Quarter 2017
As part of the 2017 Restructuring, which was approved by the Company’s board of directors on July 28, 2017, the Company is exiting all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America. As a result of this action, the Company evaluated the long-lived assets of its Fyfe Reporting Unit, which caused the Company to review the financial performance of at-risk asset groups within the Fyfe Reporting Unit in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The results of the Fyfe Reporting Unit and its related asset groups are reported within the Infrastructure Solutions reportable segment.

The assets of an asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The Fyfe North America asset group was the only at-risk asset group reviewed for impairment. The Company developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from Fyfe North America’s long-lived assets. Such were based on management’s best estimates considering the likelihood of various outcomes. Based on the internal projections, the Company determined that the sum of the undiscounted expected future cash flows for the Fyfe North America asset group was less than the carrying value of the assets, and as a result, engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at the Fyfe North America asset group.
In order to determine the impairment amount of long-lived assets, the Company first determined the fair value of each key component of its long-lived assets at the Fyfe North America asset group. The fair values were derived using various income-based approaches, which utilize discounted cash flows to evaluate the net earnings attributable to the asset being measured. Key assumptions used in assessment include the discount rate (based on weighted-average cost of capital), revenue growth rates, contributory asset charges, customer attrition, income tax rates and working capital needs, which were based on current market conditions and were consistent with internal management projections.
Based on the results of the valuation, the carrying amount of certain long-lived assets at the Fyfe North America asset group exceeded the fair value. Accordingly, the Company recorded impairment charges of $3.4 million to trademarks, $20.8 million to customer relationships and $16.8 million to patents and acquired technology in the third quarter of 2017. The impairment charges were recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations. Property, plant and equipment was determined to have a carrying value that approximated fair value; thus, no impairment was recorded.
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
The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future operating margins, future capital expenditures, income tax rates and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital, or changes in operating performance.
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
Impairment Review - Third Quarter 2017
As part of the 2017 Restructuring, which was approved by the Company’s board of directors on July 28, 2017, the Company is exiting all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America. As a result of this action, the Company evaluated the goodwill of its Fyfe Reporting Unit and determined that a triggering event occurred. As such, the Company engaged a third-party valuation firm and performed a goodwill impairment review for its Fyfe Reporting Unit during the third quarter of 2017. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of the reporting unit and compared such fair value to the carrying value of the reporting unit. For the Fyfe Reporting Unit, carrying value, as adjusted for the long-lived asset impairments discussed previously, exceeded fair value by approximately 45%.
Despite the Company’s recent investments in sales resources to drive growth in North America, FRP technology has become more widely accepted and more contractors have become proficient with installation, which has begun to commoditize the application of the Tyfo® Fibrwrap® system during construction in the North American market. As a result of this and other factors, the Company decided to exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America. The Company is now focused on using its expertise in FRP technologies to promote third-party product sales, continuing pipe-related FRP installations and providing technical engineering support in the civil structural market in North America. The FRP operations in Asia and Europe are expected to remain largely unchanged as market conditions remain favorable for both operations.
The Company’s decision, as noted above, permanently lowered the expected future cash flows of the reporting unit. As a result, the values derived from both the income approach and the market approach decreased from the October 1, 2016 annual goodwill impairment analysis. The fair value for the Fyfe Reporting Unit decreased $105.2 million, or 65.3%, from the previous analysis. The impairment analysis assumed a weighted average cost of capital of 17.0%, which is higher than the 16.0% utilized in the October 1, 2016 review, primarily due to rising risk-free rates on twenty-year U.S. Treasury bonds. The company-specific factors influencing discount rates remained consistent in both analyses. The impairment analysis also assumed a long-term growth rate of 2.5%, which was reduced from 3.5% used in the October 1, 2016 review. This change reflects the Company’s expectations for future annual revenue growth, which were lowered from 10.8% in the previous analysis to 4.0%, primarily due to the downsizing of the North American operations. Expected gross margins were consistent between both analyses.
As of January 1, 2017, the Company adopted FASB Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, which states that an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Based on the impairment analysis, the Company determined that recorded goodwill at the Fyfe Reporting Unit was impaired by $45.4 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations during the third quarter of 2017. As of September 30, 2017, the Company had remaining Fyfe goodwill of $9.6 million. Projected cash flows were based, in part, on the ability to grow third-party product sales and pressure pipe contracting in North America, and maintaining a presence in other international markets. If these assumptions do not materialize in a manner consistent with Company’s expectations, there is risk of additional impairment to recorded goodwill.
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

Based on its evaluation of the above factors and judgments, as of September 30, 2017, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data (1)	September 30, 2017 (2)	December 31, 2016
Current assets	$39,966	$51,354
Non-current assets	25,068	25,607
Current liabilities	13,550	29,324
Non-current liabilities	26,583	28,849

	Nine Months Ended September 30,
Income statement data (1)	2017	2016
Revenue	$72,916	$35,409
Gross profit	11,704	2,713
Net income (loss) attributable to Aegion Corporation	3,071	(3,869)
__________________________

(1)	During the first nine months of 2017, changes were primarily driven from our joint venture in Louisiana, which continued its work on a large deepwater pipe coating and insulation project.

(2)
Amounts include $23.9 million of assets and $5.8 million of liabilities classified as held for sale relating to our pipe coating and insulation joint venture in Louisiana, Bayou Wasco Insulation, LLC. See Note 5.

Newly Issued Accounting Pronouncements
In August 2017, the FASB issued guidance that amends the recognition and presentation requirements for hedge accounting activities. The standard will improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and reduce the complexity of applying hedge accounting. This new guidance is effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The standard requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard was effective for the Company’s fiscal year beginning January 1, 2020, but early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted this standard, effective January 1, 2017, and applied the guidance in its goodwill impairment testing for the Fyfe reporting unit, as described above.

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
In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of non-financial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted, although the Company does not intend to do so. Entities are allowed to transition to the new standard either on a full retrospective basis or under the cumulative effect method. The Company intends to adopt the new guidance using the cumulative effect method. Under this method, the new guidance would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in the new guidance and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.
In early 2016, the Company identified a project manager as well as a cross-functional implementation team responsible for assessing the impact on its contracts. During 2017, the implementation team: (i) finalized the assessment phase, which included the identification of the Company’s key revenue streams (fixed fee, time and materials, product sales and royalty fees from license arrangements) and the comparison of historical accounting policies and practices to the requirements of the new revenue standard; (ii) finalized the contract review phase, which included identifying the population of contracts and a deep analysis of the new standard on individual contract terms; and (iii) made substantial progress in the process of identifying potential changes to business processes, systems and controls to support recognition and disclosure under the new standard.
Based on the conclusions of the assessment phase, the Company determined that the majority of its revenues, which are earned from construction, engineering and installation services and currently recognized using the percentage-of-completion method of accounting, are expected to follow a revenue recognition pattern consistent with current practice. The Company also determined that revenues related to time and materials projects and product sales are expected to follow a revenue recognition pattern consistent with current practice. The Company identified required changes under the new guidance for the recognition of royalty fees and the capitalization of contract fees. Based on the review of contracts across all of the Company’s business units, changes related to these items are expected to have an inconsequential impact on the timing or amount of revenue recognized as compared to current practices. The Company will continue to monitor any new contracts up through the date of adoption.
The Company is implementing changes to its financial reporting process to comply with the disclosure requirements of the new guidance including: (i) changes to balances in contract assets and contract liabilities; and (ii) disaggregation of revenues. The Company plans to finalize the impacts of the new revenue standard on its operations, financial position and financial reporting disclosures in the fourth quarter of 2017, prior to its adoption in the first quarter of 2018.

3.    RESTRUCTURING
2017 Restructuring
On July 28, 2017, the Company’s board of directors approved the 2017 Restructuring to: (i) divest the Company’s pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America; (iii) right-size the cathodic protection services operation in Canada; and (iv) reduce corporate and other operating costs. These decisions reflect the Company’s: (i) desire to further reduce its exposure in the North American upstream oil and gas markets; (ii) assessment of its ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (iii) assessment of continuing weak conditions in the Canadian oil and gas markets. During the third quarter of 2017, the Company also completed a detailed assessment of the Infrastructure Solutions businesses in Australia and Denmark, which resulted in additional restructuring actions in both countries.
During the third quarter of 2017, total pre-tax 2017 Restructuring charges recorded were $6.7 million ($5.7 million after tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease termination and other restructuring costs associated with the restructuring efforts described above. The Company expects to incur charges of $12 million to $15 million, most of which are expected to be cash charges and incurred in the second half of 2017 and the first quarter of 2018. These charges are mainly in the Infrastructure Solutions segment and, to a lesser extent, the Corrosion Protection segment. The Company expects to reduce headcount by approximately 300 employees as a result of these actions.
During the quarter ended September 30, 2017, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$3,140	$1,930	$5,070
Lease termination costs	250	90	340
Relocation and other moving costs	—	29	29
Other restructuring costs (1)	1,183	115	1,298
Total pre-tax restructuring charges (2)	$4,573	$2,164	$6,737
__________________________

(1)
Includes charges primarily related to exiting non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America and right-sizing the cathodic protection services operation in Canada, inclusive of wind-down costs, professional fees, fixed asset disposals and certain other restructuring and related charges.

(2)	Includes $0.8 million of corporate-related restructuring charges that have been allocated to the reportable segments.
2017 Restructuring costs related to severance, other termination benefit costs and early lease termination costs were $5.4 million for the quarter ended September 30, 2017 and are reported on a separate line in the Consolidated Statements of Operations.

The following table summarizes all charges related to the 2017 Restructuring recognized in the quarter ended September 30, 2017 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total (1)
Cost of revenues	$30	$15	$45
Operating expenses	1,153	100	1,253
Restructuring and related charges	3,390	2,049	5,439
Total pre-tax restructuring charges	$4,573	$2,164	$6,737
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $6.6 million and non-cash charges of $0.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following table summarizes the 2017 Restructuring activity during the quarter ended September 30, 2017 (in thousands):

	2017 Charge to Income	Utilized in 2017		Reserves at September 30, 2017
		Cash(1)	Non-Cash
Severance and benefit related costs	$5,070	$1,639	$—	$3,431
Lease termination costs	340	264	—	76
Relocation and other moving costs	29	29	—	—
Other restructuring costs	1,298	521	77	700
Total pre-tax restructuring charges	$6,737	$2,453	$77	$4,207
__________________________

(1)	Refers to cash utilized to settle charges during the third quarter of 2017.
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
Total pre-tax 2016 Restructuring charges recorded since inception were $16.1 million ($10.3 million after tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease termination and other restructuring costs associated with the restructuring efforts described above. The majority of 2016 Restructuring costs were cash charges.
There were no expenses incurred in the first nine months of 2017 related to the 2016 Restructuring. During the quarter and nine months ended September 30, 2016, the Company recorded pre-tax expenses related to the 2016 Restructuring as follows (in thousands):

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
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs were zero and $0.2 million for the quarters ended September 30, 2017 and 2016, respectively, and zero and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively, and are reported on a separate line in the Consolidated Statements of Operations.
The following tables summarize all charges related to the 2016 Restructuring recognized in the quarter and nine months ended September 30, 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended September 30, 2016				Nine Months Ended September 30, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total (1)	Infrastructure Solutions	Corrosion Protection	Energy Services	Total (1)
Cost of revenues	$—	$130	$—	$130	$—	$189	$—	$189
Operating expenses	(31)	—	976	945	528	439	4,909	5,876
Restructuring and related charges		48	164	212	2,563	3,244	2,670	8,477
Other expense	—	—	—	—	249	—	—	249
Total pre-tax charges	$(31)	$178	$1,140	$1,287	$3,340	$3,872	$7,579	$14,791
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $1.0 million and non-cash charges of $0.3 million for the quarter ended September 30, 2016 and cash charges of $14.0 million and non-cash charges of $0.8 million for the nine months ended September 30, 2016. Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

The following tables summarize the 2016 Restructuring activity during the nine months ended September 30, 2017 and 2016 (in thousands):

	Reserves at December 31, 2016	Cash Utilized in 2017 (1)	Reserves at September 30, 2017

Severance and benefit related costs	$645	$549	$96
Lease termination costs	125	125	—
Relocation and other moving costs	10	10	—
Other restructuring costs	120	66	54
Total pre-tax restructuring charges	$900	$750	$150
__________________________

(1)	Refers to cash utilized to settle charges that were reserved at December 31, 2016.

	2016 Charge to Income	Utilized in 2016		Reserves at September 30, 2016
		Cash(1)	Non-Cash
Severance and benefit related costs	$6,939	$5,835	$—	$1,104
Lease termination costs	969	969	—	—
Relocation and other moving costs	569	569	—	—
Other restructuring costs	6,314	5,549	765	—
Total pre-tax restructuring charges	$14,791	$12,922	$765	$1,104
__________________________

(1)	Refers to cash utilized to settle charges during the first nine months of 2016.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of common shares used for basic EPS	32,905,142	34,462,579	33,363,472	34,977,469
Effect of dilutive stock options and restricted and deferred stock unit awards	—	518,411	—	462,562
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	32,905,142	34,980,990	33,363,472	35,440,031
The Company excluded 737,423 and 702,544 stock options and restricted and deferred stock units for the quarter and nine-month period ended September 30, 2017, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods. The Company excluded 77,807 and 162,178 stock options for the quarters ended September 30, 2017 and 2016, respectively, and 77,807 and 160,191 stock options for the nine months ended September 30, 2017 and 2016, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    ASSETS AND LIABILITIES HELD FOR SALE
On July 28, 2017, the Company’s board of directors approved a plan to sell the assets and liabilities of Bayou (see Note 1). It is probable that such sale will occur within one year. As a result, the relevant asset and liability balances are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. No impairment charges were recorded as the net carrying value approximated or was less than the expected fair value less cost to sell, as determined after consideration of preliminary indications of interest received.
On September 17, 2017, the Company entered into an agreement with Wasco Coatings UK Ltd. (“Wasco UK”), the Company’s joint venture partner in Bayou Wasco Insulation, LLC (“Bayou Wasco”), whereby the Company paid $1.5 million to Wasco UK for Wasco UK’s waiver of its transfer restrictions contained in the original operating agreement for Bayou Wasco. The payment was recorded to “Acquisition and divestiture expenses” in the Consolidated Statement of Operations for the quarter and nine-month period ended September 30, 2017.

The following table provides the components of assets and liabilities held for sale (in thousands):

September 30, 2017
Assets held for sale:
Current assets:
Cash and cash equivalents	$8,910
Receivables, net	9,121
Costs and estimated earnings in excess of billings	831
Inventories	3,141
Prepaid expenses and other current assets	1,201
Total current assets	23,204
Property, plant & equipment, less accumulated depreciation	51,803
Identified intangible assets, less accumulated amortization	3,216
Total assets held for sale	$78,223

Liabilities held for sale:
Current liabilities
Accounts payable	$2,196
Accrued expenses	3,373
Billings in excess of costs and estimated earnings	6,645
Total current liabilities	12,214
Long-term debt	7,689
Other non-current liabilities	87
Total liabilities held for sale	$19,990

Non-controlling interests	$2,957

6.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2017 and September 30, 2017 (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2017:
Goodwill, gross	$239,494	$73,875	$80,246	$393,615
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	223,425	28,475	46,719	298,619
2017 Activity:
Acquisitions (1)	3,355	—	—	3,355
Impairments (2)	(45,390)	—	—	(45,390)
Foreign currency translation	2,642	565	—	3,207
Balance, September 30, 2017:
Goodwill, gross	245,491	74,440	80,246	400,177
Accumulated impairment losses	(61,459)	(45,400)	(33,527)	(140,386)
Goodwill, net	$184,032	$29,040	$46,719	$259,791
__________________________

(1)	During the first nine months of 2017, the Company recorded goodwill of $3.4 million related to the acquisition of Environmental Techniques (see Note 1).

(2)
During the third quarter of 2017, the Company recorded a $45.4 million goodwill impairment to its Fyfe reporting unit, which is included in the Infrastructure Solutions reportable segment (see Note 2).

Identified Intangible Assets
Identified intangible assets consisted of the following (in thousands):

		September 30, 2017			December 31, 2016
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	10.3	$4,489	$(3,578)	$911	$4,418	$(3,438)	$980
Leases	3.3	796	(512)	284	2,065	(912)	1,153
Trademarks (1)(2)	10.5	15,448	(5,861)	9,587	24,185	(7,868)	16,317
Non-competes	1.6	1,196	(1,020)	176	1,308	(1,054)	254
Customer relationships (1)(2)	10.1	160,414	(54,184)	106,230	187,554	(53,830)	133,724
Patents and acquired technology (2)	9.3	45,146	(21,250)	23,896	66,222	(23,739)	42,483
		$227,489	$(86,405)	$141,084	$285,752	$(90,841)	$194,911
__________________________

(1)	During the first nine months of 2017, the Company recorded trademarks of $0.1 million and customer relationships of $1.7 million related to the acquisition of Environmental Techniques (see Note 1).

(2)
During the third quarter of 2017, the Company recorded intangible asset impairments related to restructuring and realignment efforts at Fyfe North America of $3.4 million for trademarks, $20.8 million for customer relationships and $16.8 million for patents and acquired technology (see Note 2).

Amortization expense was $3.8 million and $4.2 million for the quarters ended September 30, 2017 and 2016, respectively, and $12.5 million and $12.2 million for the nine months ended September 30, 2017 and 2016, respectively. Estimated amortization expense by year is as follows (in thousands):

2017	$16,078
2018	14,102
2019	13,914
2020	13,766
2021	13,605

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term note, due October 30, 2020, annualized rates of 3.26% and 3.08%, respectively	$315,000	$328,125
Line of credit, 3.23% and 2.96%, respectively	50,000	36,000
Other notes with interest rates from 3.26% to 6.50%	358	9,901
Subtotal	365,358	374,026
Less – Current maturities of long-term debt	26,556	19,835
Less – Unamortized loan costs	2,739	3,406
Total	$336,063	$350,785
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
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2017 was approximately 3.26%.
The Company’s indebtedness at September 30, 2017 consisted of $315.0 million outstanding from the $350.0 million term loan under the Credit Facility, $50.0 million on the line of credit under the Credit Facility and $0.4 million of third-party notes and bank debt. Additionally, the Company had $7.7 million of debt held by its joint venture partner (representing funds loaned by its joint venture partner) listed as held for sale at September 30, 2017 related to the planned sale of Bayou. During the first nine months of 2017, the Company had net borrowings of $14.0 million on the line of credit for domestic working capital needs.
As of September 30, 2017, the Company had $38.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $16.2 million was collateral for the benefit of certain of our insurance carriers and $22.0 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At September 30, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt was approximately $373.9 million and $366.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
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
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00, but decreased, as scheduled, to not more than 3.50 to 1.00 beginning with the quarter ending June 30, 2017. At September 30, 2017, the Company’s consolidated financial leverage ratio was 2.98 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $65.9 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2017, the Company’s fixed charge ratio was 1.90 to 1.00.

At September 30, 2017, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

8.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
Under the terms of its Credit Facility, the Company is authorized to purchase up to $40.0 million of shares of its common stock in open market purchases on an annual basis, subject to board of director authorization. In October 2016, the Company’s board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. The Company began repurchasing shares under this program in January 2017. In October 2017, the Company’s board of directors authorized a similar $40.0 million program for 2018. Once repurchased, the Company promptly retires such shares.
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
During the nine months ended September 30, 2017, the Company acquired 1,346,132 shares of the Company’s common stock for $29.4 million ($21.81 average price per share) through the open market repurchase program discussed above and 106,164 shares of the Company’s common stock for $2.4 million ($22.25 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
During the nine months ended September 30, 2016, the Company acquired 1,908,380 shares of the Company’s common stock for $35.4 million ($18.57 average price per share) through the open market repurchase program discussed above and 58,967 shares of the Company’s common stock for $1.2 million ($19.67 average price per share) in connection with the vesting of restricted stock and restricted stock units and the exercise of stock options. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which replaced the 2013 Employee Equity Incentive Plan. The 2016 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. In April 2017, the Company’s stockholders approved the First Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,000,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. As of September 30, 2017, 1,391,711 shares of common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of September 30, 2017, 119,310 shares of common stock were available for issuance under the 2016 Director Plan.
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

A summary of the stock award activity is as follows:

	Nine Months Ended September 30, 2017
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2017	1,501,021	$18.78
Restricted stock units awarded	248,547	22.96
Performance stock units awarded	213,436	23.04
Restricted shares distributed	(167,130)	22.77
Restricted stock units distributed	(90,663)	20.87
Performance stock units distributed	(49,672)	21.95
Restricted shares forfeited	(1,084)	23.01
Restricted stock units forfeited	(54,548)	19.84
Performance stock units forfeited	(100,896)	19.17
Outstanding at September 30, 2017	1,499,011	$19.34
Expense associated with stock awards was $2.5 million and $2.1 million for the quarters ended September 30, 2017 and 2016, respectively, and $8.1 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized pre-tax expense of $14.1 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.87 years for awards outstanding at September 30, 2017.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Nine Months Ended September 30, 2017
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2017	253,445	$19.93
Awarded	45,042	23.53
Distributed	(30,559)	23.57
Outstanding at September 30, 2017	267,928	$20.12
Expense associated with awards of deferred stock units was less than $0.1 million for the quarters ended September 30, 2017 and 2016, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
There was no stock option activity during the nine months ended September 30, 2017. Stock option shares outstanding and exercisable at September 30, 2017 were 170,253, with a weighted average exercise price of $21.99 per share.
Expense associated with stock option grants was zero for both the nine months ended September 30, 2017 and 2016. There was no unrecognized pre-tax expense related to stock option grants at September 30, 2017.

Financial data for stock option exercises are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Amount collected from stock option exercises	$—	$306
Total intrinsic value of stock option exercises	—	47
Tax shortfall of stock option exercises recorded in additional paid-in-capital	—	315
Aggregate intrinsic value of outstanding stock options	478	102
Aggregate intrinsic value of exercisable stock options	478	102
The intrinsic value calculations are based on the Company’s closing stock price of $23.28 and $19.07 on September 30, 2017 and 2016, respectively.
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

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter and nine-month period ended September 30, 2017 was a benefit of 7.5% on a pre-tax loss and an expense of 2.2% on a pre-tax loss, respectively. The low effective tax rates, as compared to the U.S. federal statutory income tax rate of 35%, were unfavorably impacted by: (i) significant pre-tax charges related to goodwill and definite-lived intangible asset impairments, certain of which are not deductible for tax purposes; and (ii) the impact of establishing a $14.9 million valuation allowance on net operating losses and other deferred tax assets in jurisdictions, primarily in the United States, where the Company is unlikely to recognize these benefits. The effective tax rate for the first nine months of 2017 was also unfavorably impacted by a higher mix of earnings in the United States, primarily from income generated on a large deepwater project in the Company’s pipe coating and insulation operation.
For the quarter and nine-month period ended September 30, 2016, the Company’s effective tax rate was 30.7% and 11.4%, respectively. These effective rates were favorably impacted by a higher mix of earnings towards foreign jurisdictions, which generally have lower statutory tax rates, and the impact of certain discrete tax items relating to the 2016 Restructuring. The effective tax rate for the first nine months of 2016 was also favorably impacted by a $1.9 million benefit, or 15.3% benefit to the effective tax rate, related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.

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
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. At December 31, 2016, the accrual relating to these matters was $6.0 million. During the first quarter of 2017, the Company reassessed its reserve, as certain payroll tax statutory limitation periods lapsed, and lowered its accrual for such matters by $0.7 million. The accrual adjustments resulted in an offset to “Operating expense” in the Consolidated Statement of Operations. As of September 30, 2017, the remaining accrual relating to these matters was $5.3 million.

Purchase Commitments
The Company had no material purchase commitments at September 30, 2017.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2017 on its consolidated balance sheet.

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

Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016 (2)	2017 (3)	2016 (4)
Revenues:
Infrastructure Solutions	$174,161	$158,562	$451,340	$434,523
Corrosion Protection	102,276	95,084	353,381	281,939
Energy Services	65,435	54,878	216,799	183,656
Total revenues	$341,872	$308,524	$1,021,520	$900,118

Gross profit:
Infrastructure Solutions	$41,189	$40,566	$106,803	$109,485
Corrosion Protection	23,063	18,374	86,663	52,676
Energy Services	9,190	7,378	27,156	19,761
Total gross profit	$73,442	$66,318	$220,622	$181,922

Operating income (loss):
Infrastructure Solutions (5)	$(73,786)	$18,573	$(59,786)	$37,448
Corrosion Protection (6)	(2,659)	513	15,793	(7,626)
Energy Services (7)	1,436	1,419	4,776	(5,311)
Total operating income (loss)	(75,009)	20,505	(39,217)	24,511
Other income (expense):
Interest expense	(3,962)	(3,825)	(12,014)	(11,081)
Interest income	33	37	117	197
Other (8)	(798)	288	(1,593)	(1,183)
Total other expense	(4,727)	(3,500)	(13,490)	(12,067)
Income (loss) before taxes on income	$(79,736)	$17,005	$(52,707)	$12,444
_______________________

(1)
Results include: (i) $6.7 million of 2017 Restructuring charges (see Note 3); (ii) $45.4 million of goodwill impairment charges (see Note 2); (iii) $41.0 million of definite-lived intangible asset impairment charges (see Note 2); and (iv) $2.0 million of costs incurred primarily related to the acquisition of Environmental Techniques and the planned divestiture of Bayou.

(2)
Results include: (i) $1.3 million of 2016 Restructuring charges (see Note 3); and (ii) $0.3 million of costs incurred primarily related to the acquisition of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions.

(3)
Results include: (i) $6.7 million of 2017 Restructuring charges (see Note 3); (ii) $45.4 million of goodwill impairment charges (see Note 2); (iii) $41.0 million of definite-lived intangible asset impairment charges (see Note 2); and (iv) $2.5 million of costs incurred primarily related to the acquisition of Environmental Techniques and the planned divestiture of Bayou.

(4)
Results include: (i) $14.8 million of 2016 Restructuring charges (see Note 3); (ii) $2.1 million of costs incurred primarily related to the acquisition of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions; and (iii) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations (see Note 1).

(5)
Operating loss in the third quarter of 2017 includes: (i) $4.6 million of 2017 Restructuring charges (see Note 3); (ii) $45.4 million of goodwill impairment charges (see Note 2); (iii) $41.0 million of definite-lived intangible asset impairment charges (see Note 2); and (iv) $0.1 million of costs incurred primarily related to the acquisition of Environmental Techniques. Operating income in the third quarter of 2016 includes $0.3 million of costs incurred primarily related to the acquisition of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions.

Operating loss in the nine months ended September 30, 2017 includes: (i) $4.6 million of 2017 Restructuring charges (see Note 3); (ii) $45.4 million of goodwill impairment charges (see Note 2); (iii) $41.0 million of definite-lived intangible asset impairment charges (see Note 2); and (iv) $0.7 million of costs incurred primarily related to the acquisition of Environmental Techniques. Operating income in the nine months ended September 30, 2016 includes: (i) $3.1 million of 2016 Restructuring charges (see Note 3); (ii) $2.1 million of costs incurred primarily related to the acquisition of Underground Solutions, Fyfe Europe, LMJ and Concrete Solutions; and (iii) inventory step up expense of $3.6 million recognized as part of the accounting for business combinations (see Note 1).

(6)
Operating income (loss) in the quarter and nine months ended September 30, 2017 includes: (i) $2.2 million of 2017 Restructuring charges (see Note 3); and (ii) $1.9 million of costs incurred primarily related to the planned divestiture of Bayou.

Operating income (loss) in the quarter and nine months ended September 30, 2016 includes 2016 Restructuring charges of $0.2 million and $3.9 million, respectively (see Note 3).

(7)	Operating income in the quarter and nine months ended September 30, 2016 includes 2016 Restructuring charges of $1.1 million and $7.6 million, respectively (see Note 3).

(8)	Other expenses for the nine months ended September 30, 2016 includes 2016 Restructuring charges of $0.3 million (see Note 3).
The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues (1):
United States	$250,815	$232,734	$787,046	$684,088
Canada	41,939	39,161	98,053	94,113
Europe	17,367	13,850	51,656	43,771
Other foreign	31,751	22,779	84,765	78,146
Total revenues	$341,872	$308,524	$1,021,520	$900,118

Gross profit:
United States	$56,295	$51,217	$179,029	$138,869
Canada	9,099	8,373	19,703	19,644
Europe	2,989	2,794	9,414	8,893
Other foreign	5,059	3,934	12,476	14,516
Total gross profit	$73,442	$66,318	$220,622	$181,922

Operating income (loss):
United States	$(57,537)	$15,402	$(25,405)	$15,547
Canada	1,148	5,410	5,086	10,208
Europe	(2,860)	352	(2,672)	1,108
Other foreign	(15,760)	(659)	(16,226)	(2,352)
Total operating income (loss)	$(75,009)	$20,505	$(39,217)	$24,511
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for the outstanding hedged balance. During the first nine months of 2017 and 2016, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of cash flow hedges. At September 30, 2017, the Company’s cash flow hedges were in a net deferred loss position of $0.1 million due to unfavorable movements in short-term interest rates relative to the hedged position. The loss was recorded in accrued expenses and other comprehensive income on the Consolidated Balance Sheets and on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$1,588	$1,061
	Total Assets	$1,588	$1,061

Forward Currency Contracts	Accrued expenses	$143	$57
	Total Liabilities	$143	$57

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$26
	Total Assets	$—	$26

Forward Currency Contracts	Accrued expenses	$124	$—
	Total Liabilities	$124	$—

	Total Derivative Assets	$1,588	$1,087
	Total Derivative Liabilities	267	57
	Total Net Derivative Asset	$1,321	$1,030
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

The following tables represent assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$—	$—	$—	$—
Interest Rate Swap	1,588	—	1,588	—
Total	$1,588	$—	$1,588	$—

Liabilities:
Forward Currency Contracts	$267	$—	$267	$—
Total	$267	$—	$267	$—

	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$26	$—	$26	$—
Interest Rate Swap	1,061	—	1,061	—
Total	$1,087	$—	$1,087	$—

Liabilities:
Forward Currency Contracts	$57	$—	$57	$—
Total	$57	$—	$57	$—
The following table summarizes the Company’s derivative positions at September 30, 2017:

	Position	Notional Amount		Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell		$1,662,500	0.3	1.24
Canadian Dollar/British Pound	Sell		£2,700,000	0.3	1.67
USD/EURO	Sell		€3,400,000	0.3	1.19
USD/British Pound	Sell		£4,595,000	0.3	1.34
EURO/British Pound	Sell		£4,700,000	0.3	.88
ZAR/USD	Sell	R	47,459,403	0.2	13.64
Interest Rate Swap			$236,250,000	3.1
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended September 30, 2017. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

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
Infrastructure Solutions – The majority of our work is performed in the municipal water and wastewater pipeline sector and, while the pace of growth is primarily driven by government funding, we believe the overall market needs result in a long-term stable growth opportunity for our market leading product brands, Insituform® cured-in-place pipe (“CIPP”), Tyfo® Fibrwrap® and Fusible PVC®.
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
Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our CIPP technology, the largest source of Aegion’s consolidated revenues. We have a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. The focus today is growing our presence in the rehabilitation of pressure pipelines in North America through both internal development and acquisitions. In 2016, we acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), adding its patented Fusible PVC® pipe technology to our pressure pipe portfolio, which includes Insituform® CIPP, Tyfo® Fibrwrap® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene liner. Our international strategy is to use a blend of third-party product sales as well as CIPP and FRP contract installation operations primarily in Northwest Europe and Asia. A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.
Midstream Pipeline Integrity Management – There are over one million miles of regulated pipelines in North America, which remain the safest and most cost effective mode of oil and gas transmission. Within our Corrosion Protection segment, we design and install cathodic protection systems to help prevent pipeline corrosion, which represents a majority of the revenues and profits for the segment. We also provide inspection services to monitor these systems and detect early signs of corrosion. In 2017, we launched a new asset integrity management program designed to increase the efficiency and accuracy of the pipeline corrosion assessment data we collect and upgrade how we share this valuable information with customers. We seek to improve customer regulatory compliance and provide services in areas such as data validation, advanced analytics and predictive maintenance.
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

Business Outlook
Favorable end markets and the progress made over the last two years to advance our long-term strategy positioned us to grow revenue and operating income across all three platforms during the first nine months of 2017. However, the financial performance fell short of expectations because of isolated market challenges and performance issues. Management expects corrective actions underway will improve performance in these affected areas by the end of 2017 and early 2018. As a result of the shortfall in the first nine months of the year, full year earnings per share (after non-recurring charges) are expected to be similar to the result in 2016.
Infrastructure Solutions
We have made investments in 2017 to expand the use of Insituform® CIPP in several regions previously underserved by Insituform in the North American wastewater pipeline market. Our objective is to maintain growth and our leading share in a large and mature market. Outside North America, we are selectively targeting markets in Northwest Europe for contract installation of Insituform® CIPP to complement a strategy to grow third-party product sales across the continent and in several countries in Asia. Limited contract backlog in Denmark and performance issues in Australia for contract installation of Insituform® CIPP resulted in negative impacts to gross profit of $2.5 million and $5.2 million in the third quarter and first nine months of 2017, respectively, compared to the prior year periods. New leadership was recently brought in to improve operations and project management in Denmark and a restructuring program was started in Australia in September 2017 to reduce costs and realign resources.

One of the most attractive areas for growth is in the rehabilitation of municipal pressure pipelines, primarily in North America. We have a diverse portfolio of solutions in a highly fragmented and growing North American market. We also have an attractive market in Asia-Pacific for large-diameter pressure pipe strengthening. We completed a research and development effort in 2016 to significantly reduce material and installation costs for Tyfo® Fibrwrap® technology while maintaining the superior material properties and quality of the technology. We also improved our InsituMain® CIPP technology to give customers a more robust solution. We anticipate that the impact from these initiatives will lead to profitable growth in the future.
We believe there is a growing acceptance and increasing market opportunity for the Tyfo® Fibrwrap® technology in the rehabilitation and strengthening of buildings, bridges and other civil structures in North America, Asia-Pacific and Europe over the long-term. While we have had success in Asia-Pacific in this market segment, efforts to date to grow in North America proved to be more challenging, which resulted in gross profit declines of $3.0 million and $5.3 million in the third quarter and the first nine months of 2017, respectively, compared to the prior year periods. For this reason, we are exiting all non-pipe contract applications of the Tyfo® Fibrwrap® technology in North America in favor of leveraging our position as a technology provider through manufacturing of Tyfo® Fibrwrap® materials as well as expertise in engineering, material science and technical support.
Although the above challenges negatively impacted the first nine months of 2017, favorable end markets, strategic investments for growth and technology enhancements support expectations for Infrastructure Solutions to grow revenues in 2017 ahead of the three-year target rate of low-to-mid-single digits. During the third quarter of 2017, excluding impairment and restructuring charges, operating margins for the segment improved sequentially from the second quarter of 2017 despite the negative performance of the CIPP operations in Australia and Denmark and the Tyfo® Fibrwrap® operation in North America.
Corrosion Protection
Historically, over 50 percent of Corrosion Protection’s revenues comes from cathodic protection services for midstream oil and gas pipelines in North America, an attractive and growing market that we believe justifies further investment to outpace market growth. To that end, we are commercializing a new asset integrity management system in 2017 for pipeline corrosion inspections. The new service is expected to improve data accuracy and processing efficiency, customize the data transfer format (including geospatial mapping) and provide faster access to the information by customers. Corrosion Protection’s pipeline inspection services typically create a multiplier effect for our other capabilities in direct pipeline inspections, engineering, cathodic protection system installation and pipeline corrosion remediation. Our objective is to expand the relationships with our top customers, who are the leading pipeline owners in North America, to accelerate revenue growth. Asset integrity management is an important element of that strategy and we expect to transition a number of those customers to the new system in 2017. Despite these favorable market conditions, gross profit for our North America cathodic protection services operation was negatively impacted by $1.5 million in the third quarter of 2017 compared to the third quarter of 2016 due to a unfavorable mix of lower margin activity and certain isolated performance issues on several large projects.
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
We substantially completed the $134 million deepwater pipe coating and insulation project during the second quarter of 2017 at our pipe coating and insulation business in Louisiana. The execution of the project exceeded expectations and was a primary driver of Corrosion Protection’s and Aegion’s revenues and gross profit in the first nine months of 2017.
We expect performance in the fourth quarter of 2017 to exceed the results in the fourth quarter of 2016, excluding the contribution from the deepwater project in the fourth quarter of 2016. Despite the challenges in the U.S. cathodic protection services business in the first nine months of the year, the contribution from the deepwater project, expected improvements in the market for cathodic protection services in the U.S. and increased project activity for pipe linings and field weld coatings supports our expectations for the platform to grow revenues by mid-teens with mid-single digit operating margins in 2017, excluding restructuring and divestiture related charges.
Energy Services
Energy Services has been building momentum since the second half of 2016 after completing the downsizing of its upstream operations in Central California and the Permian Basin as part of the 2016 Restructuring. The outlook for day-to-day downstream refinery maintenance remains strong based on long-term contracts and our position as the lead maintenance provider in 13 out of the 17 refineries on the United States West Coast. We have an effort underway to expand our services over time to those customers in mechanical maintenance, turnaround support, electrical and instrumentation maintenance and small capital construction activities. We have been successful securing new contract awards as part of this strategy. As expected, we have seen increased activity in 2017, for turnaround, or refinery shutdown, maintenance services. A preliminary assessment indicates 2018 should be another good year for turnarounds. Finally, we are making progress improving operating efficiencies through several initiatives designed to maximize margins and cash generation. Strong results in the first nine months of 2017 and a favorable outlook for the fourth quarter now supports revenue growth near 15% in 2017, ahead of our three-year financial objectives, and operating margins nearing 2.5% for the full year.

Acquisitions/Strategic Initiatives/Divestitures
2017 Restructuring
On July 28, 2017, our board of directors approved a realignment and restructuring plan (the “2017 Restructuring”) to: (i) divest our pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America; (iii) right-size our cathodic protection services operation in Canada; and (iv) reduce corporate and other operating costs. These decisions reflect our: (i) desire to further reduce our exposure in the North American upstream oil and gas markets; (ii) assessment of our ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (iii) assessment of continuing weak conditions in the Canadian oil and gas markets. During the third quarter of 2017, we also completed a detailed assessment of the Infrastructure Solutions’ businesses in Australia and Denmark, which resulted in additional restructuring actions in both countries.
We expect the 2017 Restructuring to generate over $17 million in cost reductions, of which approximately $10 million and $3 million relate to cost reductions expected to be recognized within Infrastructure Solutions and Corrosion Protection, respectively, and $4 million related to reduced corporate and other costs. Cost reductions are expected to be fully realized in 2018.
Total pre-tax 2017 Restructuring charges recorded during the third quarter of 2017 were $6.7 million ($5.7 million after tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease termination and other restructuring costs associated with the restructuring efforts described above. We expect to incur charges of $12 million to $15 million, most of which are expected to be cash charges incurred in the second half of 2017 and first quarter of 2018. These charges are mainly in the Infrastructure Solutions segment and, to a lesser extent, the Corrosion Protection segment. The Company expects to reduce headcount by approximately 300 employees as a result of these actions.
As a result of the above actions to exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America, during the third quarter of 2017 we recorded pre-tax, non-cash goodwill impairment charges of $45.4 million ($41.6 million post-tax) and pre-tax, non-cash long-lived asset impairment charges of $41.0 million ($35.6 million post-tax) related to the Fyfe reporting unit, which is included in the Infrastructure Solutions reportable segment.
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
There were no expenses incurred in the first nine months of 2017 related to the 2016 Restructuring. Total pre-tax 2016 Restructuring charges recorded during 2016 were $16.1 million ($10.3 million after tax), most of which were cash charges, consisting primarily of employee severance and benefits, early lease terminations and other costs associated with the restructuring efforts as described above. We do not expect to incur any future charges related to the 2016 Restructuring.
See Notes 1 and 3 to the consolidated financial statements contained in this Report for a detailed discussion regarding strategic initiatives and restructuring efforts.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2017 and 2016
Significant Events
2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $6.7 million ($5.7 million post-tax) during the quarter ended September 30, 2017. Restructuring charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments. See Note 3 to the consolidated financial statements contained in this Report.
Goodwill and Intangible Asset Impairment – During the third quarter of 2017, as a result of our decision to exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America, we recorded pre-tax, non-cash goodwill impairment charges of $45.4 million ($41.6 million post-tax) and pre-tax, non-cash long-lived asset impairment charges of $41.0 million ($35.6 million post-tax) related to the Fyfe reporting unit, which is included in the Infrastructure Solutions reportable segment. See Note 2 to the consolidated financial statements contained in this Report.
2016 Restructuring – As part of the 2016 Restructuring, we recorded pre-tax charges of $1.3 million ($0.6 million post-tax) and $14.8 million ($9.7 million post-tax) during the quarter and nine-month period ended September 30, 2016, respectively. See Note 3 to the consolidated financial statements contained in this Report.
Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $2.0 million ($1.2 million post-tax) and $2.5 million ($1.6 million post-tax) during the quarter and nine-month period ended September 30, 2017, respectively, related primarily to the acquisition of Environmental Techniques and the planned sale of Bayou. Expenses impacted the Infrastructure Solutions and Corrosion Protection reportable segments. During the quarter and nine-month period ended September 30, 2016, we recorded pre-tax expenses of $0.3 million ($0.2 million post-tax) and $2.1 million ($1.4 million post-tax), respectively, related primarily to the acquisitions of Underground Solutions, LMJ, Fyfe Europe and Concrete Solutions. Expenses impacted the Infrastructure Solutions reportable segment only.

Consolidated Operating Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$341,872	$308,524	$33,348	10.8%
Gross profit	73,442	66,318	7,124	10.7
Gross profit margin	21.5%	21.5%	N/A	—
Operating expenses	54,610	45,277	9,333	20.6
Goodwill impairment	45,390	—	45,390	N/M
Definite-lived intangible asset impairment	41,032	—	41,032	N/M
Acquisition and divestiture expenses	1,980	324	1,656	511.1
Restructuring and related charges	5,439	212	5,227	2,465.6
Operating income (loss)	(75,009)	20,505	(95,514)	(465.8)
Operating margin	(21.9)%	6.6%	N/A	(2,850	)bp
Net income (loss) attributable to Aegion Corporation	(73,236)	12,067	(85,303)	(706.9)

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$1,021,520	$900,118	$121,402	13.5%
Gross profit	220,622	181,922	38,700	21.3
Gross profit margin	21.6%	20.2%	N/A	140	bp
Operating expenses	165,465	146,808	18,657	12.7
Goodwill impairment	45,390	—	45,390	N/M
Definite-lived intangible asset impairment	41,032	—	41,032	N/M
Acquisition and divestiture expenses	2,513	2,059	454	22.0
Restructuring and related charges	5,439	8,544	(3,105)	(36.3)
Operating income (loss)	(39,217)	24,511	(63,728)	(260.0)
Operating margin	(3.8)%	2.7%	N/A	(650	)bp
Net income (loss) attributable to Aegion Corporation	(56,265)	11,697	(67,962)	(581.0)
_____________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues increased $33.3 million, or 10.8%, in the third quarter of 2017 compared to the third quarter of 2016. The increase in revenues was due to a $15.6 million increase in Infrastructure Solutions primarily from increased CIPP contracting installation services activity in our North American and European operations, a $10.6 million increase in Energy Services primarily from the increase in turnaround services activity and, to a lesser extent, higher maintenance and construction services activities, and a $7.2 million increase in Corrosion Protection primarily from increased project activities in our industrial linings operation, our robotic coating services operation and our pipe coating and insulation operation, partially offset by a decline in revenues in our North American cathodic protection operation.
Revenues increased $121.4 million, or 13.5%, in the first nine months of 2017 compared to the first nine months of 2016. The increase in revenues was primarily due to a $71.4 million increase in Corrosion Protection, driven by a $85.1 million increase in revenues from a large deepwater project in our pipe coating and insulation operation in the first nine months of 2017, a $33.1 million increase in Energy Services mainly due to an increase in turnaround and maintenance services activities, and a $16.8 million increase in Infrastructure Solutions primarily as a result of an increase in CIPP contracting installation services activity in our North American and European operations.

Gross Profit and Gross Profit Margin
Gross profit increased $7.1 million, or 10.7%, and gross profit margin remained consistent in the third quarter of 2017 compared to the third quarter of 2016. The increase in gross profit was due to: (i) a $4.7 million increase in Corrosion Protection primarily from higher revenues and improved project performance in our robotic coating services operation and our pipe coating and insulation operation; (ii) a $1.8 million increase in Energy Services mainly due to increased revenues and improved labor efficiency associated with turnaround and maintenance services activities; and (iii) a $0.6 million increase in Infrastructure Solutions primarily due to an increase in CIPP related revenues, including contracting installation services activity and increased license royalty income from a $3.9 million license settlement, in our North American operation, partially offset by a decrease in gross profit related to a decline in revenues and lower project performance associated with FRP project activity in our North American operation and CIPP project activity in our Asia-Pacific operation.
Gross profit margin remained consistent as a result of improved gross profit margin performance in Corrosion Protection related to improved project performance in our robotic coating services operation and our pipe coating and insulation operation, offset by a decline in gross profit margin in Infrastructure Solutions, despite the increased royalty income noted above, mainly due to lower project performance associated with FRP project activity in our North American operation and CIPP project activity in our international operations, specifically in Australia and Denmark.
Gross profit increased $38.7 million, or 21.3%, and gross profit margin improved 140 basis points in the first nine months of 2017 compared to the first nine months of 2016. The increase in gross profit was due to: (i) a $34.0 million increase in Corrosion Protection driven by significantly higher revenues and performance on the large deepwater project, noted above, partially offset by project inefficiencies in our cathodic protection operation; and (ii) a $7.4 million increase in Energy Services primarily from increased revenues and improved efficiencies, as noted above. Gross profit decreased $2.7 million in Infrastructure Solutions primarily due to a decrease in FRP activity in North America and project performance issues in our international CIPP operations, most notably in Australia and Denmark, partially offset by increased royalty income noted above and an increase due to a $3.6 million expense in the first nine months of 2016 related to the recognition of inventory step up expense associated with the acquisition of Underground Solutions. Gross profit margin improved primarily due to the same factors impacting the changes in gross profit margin in the third quarter of 2017 compared to the third quarter of 2016.
Operating Expenses
Operating expenses increased $9.3 million, or 20.6%, in the third quarter of 2017 compared to the third quarter of 2016. As part of our restructuring efforts, we recognized charges of $1.3 million and $0.6 million in the third quarters of 2017 and 2016, respectively. Excluding restructuring charges, operating expenses increased $8.7 million, or 19.4%, in the third quarter of 2017 compared to the third quarter of 2016. The increase in operating expenses was mainly due to: (i) a $3.9 million increase in Corrosion Protection primarily due to increased incentive compensation expense, gains from sales of fixed assets in the third quarter of 2016 and added sales and administrative support costs; (ii) a $2.9 million increase in Energy Services primarily due to a decrease in reserves for certain Brinderson pre-acquisition matters in the third quarter of 2016; and (iii) a $1.8 million increase in Infrastructure Solutions primarily from added sales and business development costs as part of our growth initiatives.
Operating expenses as a percentage of revenues were 16.0% in the third quarter of 2017 compared to 14.7% in the third quarter of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 15.6% in the third quarter of 2017 compared to 14.5% in the third quarter of 2016.
Operating expenses increased $18.7 million, or 12.7%, in the first nine months of 2017 compared to the first nine months of 2016. As part of our restructuring efforts, we recognized charges of $1.3 million and $5.3 million in the first nine months of 2017 and 2016, respectively. Excluding restructuring charges, operating expenses increased $22.7 million, or 16.1%, in the first nine months of 2017 compared to the first nine months of 2016. The increase in operating expenses was mainly due to: (i) a $10.2 million increase in Corrosion Protection primarily due to increased incentive compensation expense, gains from sales of fixed assets in the first nine months of 2016 and added sales and administrative support costs; (ii) a $7.6 million increase in Infrastructure Solutions primarily from business acquisitions in 2016, which resulted in a full period of operating expenses recognized in the first nine months of 2017, and added sales and business development costs as part of our growth initiatives; and (iii) a $4.9 million increase in Energy Services primarily due to a decrease in reserves for certain Brinderson pre-acquisition matters in the first nine months of 2016.
Operating expenses as a percentage of revenues were 16.2% in the first nine months of 2017 compared to 16.3% in the first nine months of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.1% in the first nine months of 2017 compared to 15.7% in the first nine months of 2016.
Consolidated Net Income (Loss)
Consolidated net income (loss) was a loss of $73.2 million in the third quarter of 2017, a decrease of $85.3 million, or 706.9%, from consolidated net income of $12.1 million in the third quarter of 2016.

Included in consolidated net income (loss) were the following pre-tax items: (i) goodwill impairment charges of $45.4 million in the third quarter of 2017; (ii) definite-lived intangible asset impairment charges of $41.0 million in the third quarter of 2017; (iii) restructuring charges of $6.7 million and $0.9 million in the third quarters of 2017 and 2016, respectively; and (iv) acquisition and divestiture expenses of $2.0 million and $0.3 million in the third quarters of 2017 and 2016, respectively.
Excluding the above items, consolidated net income was $10.9 million in the third quarter of 2017, a decrease of $1.8 million, or 14.5%, from $12.7 million in the third quarter of 2016. The decrease was primarily due to: (i) lower operating income in Infrastructure Solutions primarily due to a decline in project performance in certain international CIPP operations and a decline in FRP activity in our North American operation; and (ii) lower operating income in Energy Services due the prior year decrease in reserves for certain Brinderson pre-acquisition matters as noted above. Partially offsetting the decrease in consolidated net income was an increase from higher revenues, gross profit and operating income in Corrosion Protection related to improved performance in our robotic coating services operation and pipe coating and insulation operation, and increased royalty income from our North American CIPP operation. Consolidated net income in the third quarter of 2017, as compared to the third quarter of 2016, was also negatively impacted by a $1.1 million increase in foreign currency transaction losses, a $0.1 million increase in interest expense due to higher prevailing interest rates and tax valuation allowances on net operating losses and other deferred tax assets, primarily in the United States, recorded during the third quarter of 2017.
Consolidated net loss was $56.3 million in the first nine months of 2017, a decrease of $68.0 million from net income of $11.7 million in the first nine months of 2016.
Included in consolidated net income (loss) were the following pre-tax items: (i) goodwill impairment charges of $45.4 million in the first nine months of 2017; (ii) definite-lived intangible asset impairment charges of $41.0 million in the first nine months of 2017; (iii) restructuring charges of $6.9 million and $14.3 million in the first nine months of 2017 and 2016, respectively; (iv) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $3.6 million in the first nine months of 2016; and (v) acquisition and divestiture expenses of $2.5 million and $2.1 million in the first nine months of 2017 and 2016, respectively.
Excluding the above items, consolidated net income was $28.2 million in the first nine months of 2017, an increase of $3.2 million, or 12.7%, from consolidated net income of $25.1 million in the first nine months of 2016. The increase was primarily due to higher revenues, gross profit and operating income in Corrosion Protection related to production on the large deepwater project in our pipe coating and insulation operation and Energy Services primarily related to increased turnaround and maintenance services activity and improved efficiencies. Partially offsetting the increase in consolidated net income was a decrease from lower operating income in Infrastructure Solutions primarily due to a decline in FRP activity in our North American operation and a decline in project performance in certain international CIPP operations, most notably in Australia and Denmark. Consolidated net income in the first nine months of 2017 was was also negatively impacted by: (i) an increase in interest expense due to higher prevailing interest rates; (ii) a higher effective income tax rate due to recorded valuation allowances on net operating losses and other deferred tax assets, primarily in the United States, and a higher mix of earnings towards the United States; and (iii) increased non-controlling interest income primarily driven from our joint venture in Louisiana, which was involved in the large deepwater pipe coating and insulation project. Additionally, consolidated net income in the first nine months of 2016 was favorably impacted by: (i) the decrease in reserves for certain Brinderson pre-acquisition matters as noted above; and (ii) a $1.9 million benefit recorded in the first quarter of 2016 related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.

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

The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Infrastructure Solutions	$358.5	$379.0	$283.4	$312.2
Corrosion Protection (1)	190.7	198.6	213.4	254.5
Energy Services (2)	213.0	196.8	192.8	177.2
Total backlog (1)	$762.2	$774.4	$689.6	$743.9
__________________________

(1)
September 30, 2017, June 30, 2017, December 31, 2016 and September 30, 2016 included backlog from our large, domestic deepwater pipe coating and insulation contract of $6.0 million, $9.6 million, $96.8 million and $128.7 million, respectively.

(2)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2017, 1.0% and 17.6% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”), increased $29.7 million, or 9.9%, to $330.3 million in the quarter ended September 30, 2017 compared to $300.6 million in the quarter ended September 30, 2016. New Orders increased $227.3 million, or 26.2%, to $1,094.8 million in the nine months ended September 30, 2017 compared to $867.5 million in the nine months ended September 30, 2016.

Infrastructure Solutions Segment
During the third quarter of 2017, as a result of our decision to exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America, we recorded pre-tax, non-cash goodwill impairment charges of $45.4 million and pre-tax, non-cash long-lived asset impairment charges of $41.0 million related to the Fyfe reporting unit, which is included in the Infrastructure Solutions reportable segment. See Note 2 to the consolidated financial statements contained in this Report.
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$174,161	$158,562	$15,599	9.8%
Gross profit	41,189	40,566	623	1.5
Gross profit margin	23.6%	25.6%	N/A	(200	)bp
Operating expenses	25,045	21,646	3,399	15.7
Goodwill impairment	45,390	—	45,390	N/M
Definite-lived intangible asset impairment	41,032	—	41,032	N/M
Acquisition and divestiture expenses	118	324	(206)	(63.6)
Restructuring and related charges	3,390	23	3,367	14,639.1
Operating income (loss)	(73,786)	18,573	(92,359)	(497.3)
Operating margin	(42.4)%	11.7%	N/A	(5,410	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$451,340	$434,523	$16,817	3.9%
Gross profit	106,803	109,485	(2,682)	(2.4)
Gross profit margin	23.7%	25.2%	N/A	(150	)bp
Operating expenses	76,126	67,348	8,778	13.0
Goodwill impairment	45,390	—	45,390	N/M
Definite-lived intangible asset impairment	41,032	—	41,032	N/M
Acquisition and divestiture expenses	651	2,059	(1,408)	(68.4)
Restructuring and related charges	3,390	2,630	760	28.9
Operating income (loss)	(59,786)	37,448	(97,234)	(259.7)
Operating margin	(13.2)%	8.6%	N/A	(2,180	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Infrastructure Solutions increased $15.6 million, or 9.8%, in the third quarter of 2017 compared to the third quarter of 2016. The increase in revenues was primarily due to an increase in CIPP contracting installation services activity in our North American and European operations and increased license royalty income from a $3.9 million license settlement in our North American CIPP operation. Partially offsetting the increase in revenues were decreases in FRP project activity in our North American operation and CIPP project activity in our Asia-Pacific operation.
Revenues increased $16.8 million, or 3.9%, in the first nine months of 2017 compared to the first nine months of 2016. The changes in revenues in the first nine months of 2017 compared to the first nine months of 2016 were primarily due to the same factors impacting the changes in revenues in the third quarter of 2017 compared to the third quarter of 2016, as well as an increase in revenues related to contributions from business acquisitions in the CIPP market in Europe and the FRP market in Asia-Pacific made during the second and third quarters of 2016.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $0.6 million, or 1.5%, in the third quarter of 2017 compared to the third quarter of 2016. The increase was primarily due to an increase in CIPP related revenues, including contracting installation services activity and royalty income, in our North American operation. Partially offsetting the increase in gross profit was a decrease driven by a $5.5 million gross profit decline from lower revenues and lower project performance associated with FRP project activity in our North American operation and CIPP project activity in Denmark and Australia within our European and Asia-Pacific operations, respectively. Gross profit margin declined 200 basis points primarily from lower project performance, as noted above, partially offset by the increase in CIPP royalty income in our North American operation noted above.
Gross profit decreased $2.7 million, or 2.4%, and gross profit margin declined 150 basis points in the first nine months of 2017 compared to the first nine months of 2016. The decreases in gross profit and gross profit margin were primarily due to a decrease in gross profit driven by a $10.5 million gross profit decline from lower, high-margin revenues and lower project performance associated with FRP project activity in our North American operation and lower project performance in CIPP project activity in Denmark and Australia within our European and Asia-Pacific operations, respectively. Partially offsetting the decreases in gross profit and gross profit margin were increases primarily due to an increase in CIPP royalty income in our North American operation, as noted above, and the absence of a $3.6 million expense in the first half of 2016 related to the recognition of inventory step up required in the accounting for business combinations related to the Underground Solutions acquisition.
Operating Expenses
Operating expenses in Infrastructure Solutions increased $3.4 million, or 15.7%, in the third quarter of 2017 compared to the third quarter of 2016. As part of our restructuring efforts, we recognized charges of $1.2 million in the third quarter of 2017 and expense reversals of $0.4 million in the third quarter of 2016, respectively. Excluding restructuring charges, operating expenses increased $1.8 million, or 8.3%, in the third quarter of 2017 compared to the third quarter of 2016. The increase in operating expenses was primarily due to incremental operating expense contributions from acquisitions made in the European CIPP market during 2017 and investments made to hire experienced sales and business development professionals in our North American operation to facilitate growth.

Operating expenses as a percentage of revenues were 14.4% in the third quarter of 2017 compared to 13.7% in the third quarter of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 13.7% in the third quarter of 2017 compared to 13.9% in the third quarter of 2016.
Operating expenses increased $8.8 million, or 13.0%, in the first nine months of 2017 compared to the first nine months of 2016. As part of our restructuring efforts, we recognized charges of $1.2 million in the first nine months of 2017. Excluding restructuring charges, operating expenses increased $7.6 million, or 11.3%, in the first nine months of 2017 compared to the first nine months of 2016. The increase in operating expenses was primarily due to incremental operating expense contributions from acquisitions made in the European CIPP market and the Asia-Pacific FRP market during 2017 and 2016, as well as the operating expense contribution from the acquisition of Underground Solutions in the first quarter of 2016. Operating expenses also increased due to higher sales and business development expenses in our North American operation, as noted above.
Operating expenses as a percentage of revenues were 16.9% for the first nine months of 2017 compared to 15.5% in the first nine months of 2016. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.6% in the first nine months of 2017 compared to 15.5% in the first nine months of 2016.
Operating Income (Loss) and Operating Margin
Operating income in Infrastructure Solutions decreased $92.4 million, or 497.3%, to a loss of $73.8 million in the third quarter of 2017 compared to income of $18.6 million in the third quarter of 2016. Operating margin declined to (42.4)% in the third quarter of 2017 compared to 11.7% in the third quarter of 2016.
Included in operating income (loss) are the following items: (i) goodwill impairment charges of $45.4 million in the third quarter of 2017; (ii) definite-lived intangible asset impairment charges of $41.0 million in the third quarter of 2017; (iii) restructuring charges of $4.5 million and expense reversals of $0.4 million in the third quarters of 2017 and 2016, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (iv) acquisition-related expenses of $0.1 million and $0.3 million in the third quarters of 2017 and 2016, respectively.
Excluding the above items, operating income decreased $1.2 million, or 6.6%, to $17.3 million in the third quarter of 2017 compared to $18.5 million in the third quarter of 2016 and operating margin declined 180 basis points to 9.9% in the third quarter of 2017 compared to 11.7% in the third quarter of 2016. Operating income and operating margin decreased primarily due to poor international CIPP project performance specifically in Australia and Denmark, declining revenues and project performance related to FRP project activity in our North American operation, incremental operating expenses from acquisitions made during 2017 and 2016. Partially offsetting the decreases in operating income and operating margin was an increase mainly driven by higher revenues and operating performance from the North American CIPP operation, as noted above.
Operating income decreased $97.2 million, or 259.7%, to a loss of $59.8 million in the first nine months of 2017 compared to income of $37.4 million in the first nine months of 2016. Operating margin declined 2,180 basis points to (13.2)% in the first nine months of 2017 compared to 8.6% in the first nine months of 2016.
Included in operating income (loss) are the following items: (i) goodwill impairment charges of $45.4 million in the first nine months of 2017; (ii) definite-lived intangible asset impairment charges of $41.0 million in the first nine months of 2017; (iii) restructuring charges of $4.7 million and $2.6 million in the first nine months of 2017 and 2016, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (iv) an expense of $3.6 million in the first nine months of 2016 related to the recognition of inventory step up for Underground Solutions; and (v) acquisition-related expenses of $0.7 million and $2.1 million in the first nine months of 2017 and 2016, respectively.
Excluding the above items, operating income decreased $13.7 million, or 29.9%, to $32.0 million in the first nine months of 2017 compared to $45.7 million in the first nine months of 2016. Operating margin declined 340 basis points to 7.1% in the first nine months of 2017 compared to 10.5% in the first nine months of 2016. Operating income and operating margin decreased primarily due to the same factors impacting the changes in operating income and operating margin in the third quarter of 2017 compared to the third quarter of 2016.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$102,276	$95,084	$7,192	7.6%
Gross profit	23,063	18,374	4,689	25.5
Gross profit margin	22.5%	19.3%	N/A	320	bp
Operating expenses	21,811	17,842	3,969	22.2
Acquisition and divestiture expenses	1,862	—	1,862	N/M
Restructuring and related charges	2,049	19	2,030	10,684.2
Operating income (loss)	(2,659)	513	(3,172)	(618.3)
Operating margin	(2.6)%	0.5%	N/A	(310	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$353,381	$281,939	$71,442	25.3%
Gross profit	86,663	52,676	33,987	64.5
Gross profit margin	24.5%	18.7%	N/A	580	bp
Operating expenses	66,959	57,058	9,901	17.4
Acquisition and divestiture expenses	1,862	—	1,862	N/M
Restructuring and related charges	2,049	3,244	(1,195)	(36.8)
Operating income (loss)	15,793	(7,626)	23,419	307.1
Operating margin	4.5%	(2.7)%	N/A	720	bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Corrosion Protection increased $7.2 million, or 7.6%, in the third quarter of 2017 compared to the third quarter of 2016. The increase in revenues was primarily due to an increase in project activities in our industrial linings operation, our robotic coating services operation and our pipe coating and insulation operation, partially offset by a decline in revenues in our cathodic protection operation, specifically in North America.
Revenues increased $71.4 million, or 25.3%, in the first nine months of 2017 compared to the first nine months of 2016. The increase was due to a $69.7 million increase in revenues associated with project activities in our pipe coating and insulation operation, which included revenues from a large deepwater project totaling $90.9 million and $5.8 million in the first nine months of 2017 and 2016, respectively. Also contributing to the increase in revenues was an increase in project activities in our robotic coating services operation. Revenues associated with our cathodic protection operation and our industrial linings operation were similar to the prior year period.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection increased $4.7 million, or 25.5%, and gross profit margin improved 320 basis points in the third quarter of 2017 compared to the third quarter of 2016. Gross profit increased primarily due to higher revenues associated with a mix in project activities and improved project performance in our robotic coating services operation and our pipe coating and insulation operation. The increase in gross profit was partially offset by a decline in gross profit in our cathodic protection operation due to a decline in revenues. Gross profit margin increased primarily due to improved project performance in our robotic coating services operation and our pipe coating and insulation operation.
Gross profit increased $34.0 million, or 64.5%, and gross profit margin improved 580 basis points in the first nine months of 2017 compared to the first nine months of 2016. The increase in gross profit was substantially due to production on a large deepwater project in our pipe coating and insulation operation and, to a lesser extent, improved gross profit from our coating services operation, which incurred added costs on certain projects in the Middle East in the first half of 2016. Partially offsetting the increases in gross profit was a decrease in our cathodic protection operation as a result of project mix and isolated project performance issues in the United States. Gross profit margin improved primarily due to higher margins generated from a large deepwater project in our pipe coating and insulation operation and improved margin performance in our coating services operation. Partially offsetting the increase in gross profit margin was a decline resulting from isolated project performance issues in our cathodic protection operation in the United States.
Operating Expenses
Operating expenses in Corrosion Protection increased $4.0 million, or 22.2%, in the third quarter of 2017 compared to the third quarter of 2016. Operating expenses increased primarily due to increased incentive compensation expense, gains from sales of fixed assets in the third quarter of 2016 and added sales and administrative support costs. Operating expenses as a percentage of revenues were 21.3% in the third quarter of 2017 compared to 18.8% in the third quarter of 2016. The increase in operating expenses as a percentage of revenues was due to the increased costs, as noted above.
Operating expenses increased $9.9 million, or 17.4%, in the first nine months of 2017 compared to the first nine months of 2016. Operating expenses increased mainly due to the same factors impacting the changes in operating expenses in the third quarter of 2017 compared to the third quarter of 2016. Operating expenses as a percentage of revenues were 18.9% in the first nine months of 2017 compared to 20.2% in the first nine months of 2016. The decrease in operating expenses as a percentage of revenues was due to the growth in revenues, as noted above.
Operating Income (Loss) and Operating Margin
Operating income in Corrosion Protection decreased $3.2 million, or 618.3%, to a loss of $2.7 million in the third quarter of 2017 compared to income of $0.5 million in the third quarter of 2016. Operating margin declined to (2.6)% in the third quarter of 2017 compared to 0.5% in the third quarter of 2016.
Included in operating income are (i) restructuring charges of $2.2 million and $0.2 million in the third quarters of 2017 and 2016, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs, and (ii) acquisition and divestiture related expenses of $1.9 million in the third quarter of 2017 primarily related to the planned sale of our pipe coating and insulation operation.
Excluding restructuring charges and acquisition and divestiture expenses, operating income increased $0.7 million, or 98.1%, to $1.4 million in the third quarter of 2017 compared to $0.7 million in the third quarter of 2016 and operating margin improved to 1.3% in the third quarter of 2017 compared to 0.7% in the third quarter of 2016. The increases in operating income and operating margin were primarily the result of increased gross profit and related gross profit margin contribution in our robotic coating services operation and our pipe coating and insulation operation, partially offset by a lower contribution from our cathodic protection operation and increased operating expenses, as discussed above.
Operating income increased $23.4 million, or 307.1%, to $15.8 million in the first nine months of 2017 compared to an operating loss of $7.6 million in the first nine months of 2016. Operating margin improved to 4.5% in the first nine months of 2017 compared to (2.7)% in the first nine months of 2016.
Included in operating income (loss) are (i) restructuring charges of $2.2 million and $3.9 million in the first nine months of 2017 and 2016, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs, and (ii) acquisition and divestiture related expenses of $1.9 million in the first nine months of 2017 primarily related to the planned sale of our pipe coating and insulation operation.
Excluding restructuring charges and acquisition and divestiture expenses, operating income increased $23.6 million, or 627.8%, to $19.8 million in the first nine months of 2017 compared to an operating loss of $3.8 million in the first nine months of 2016 and operating margin improved to 5.6% in the first nine months of 2017 compared to (1.3)% in the first nine months of 2016. The increases in operating income and operating margin were primarily the result of increased gross profit and related gross profit margin contribution from a large deepwater project in our pipe coating and insulation operation and, to a lesser extent, our robotic coating services operation, partially offset by a lower contribution from our cathodic protection operation and increased operating expenses, as discussed above.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$65,435	$54,878	$10,557	19.2%
Gross profit	9,190	7,378	1,812	24.6
Gross profit margin	14.0%	13.4%	N/A	60	bp
Operating expenses	7,754	5,789	1,965	33.9
Restructuring and related charges	—	170	(170)	(100.0)
Operating income	1,436	1,419	17	1.2
Operating margin	2.2%	2.6%	N/A	(40	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues	$216,799	$183,656	$33,143	18.0%
Gross profit	27,156	19,761	7,395	37.4
Gross profit margin	12.5%	10.8%	N/A	170	bp
Operating expenses	22,380	22,402	(22)	(0.1)
Restructuring and related charges	—	2,670	(2,670)	(100.0)
Operating income (loss)	4,776	(5,311)	10,087	189.9
Operating margin	2.2%	(2.9)%	N/A	510	bp
______________________________
“N/A” represents not applicable.
Revenues
Revenues in Energy Services increased $10.6 million, or 19.2%, in the third quarter of 2017 compared to the third quarter of 2016. The increase was due to higher volume associated with turnaround services activity and, to a lesser extent, increased maintenance and construction services activities. These increases were the result of increased demand from existing customers, coupled with expanded market share from various customers on the west coast of the United States.
Revenues increased $33.1 million, or 18.0%, in the first nine months of 2017 compared to the first nine months of 2016. The increase was higher volume associated with turnaround and maintenance services activities. Partially offsetting the increase in revenues was a slight decrease resulting from a decline in construction services activity attributable to upstream construction projects that were performed and completed in 2016.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services increased $1.8 million, or 24.6%, and gross profit margin improved 60 basis points in the third quarter of 2017 compared to the third quarter of 2016. The increase in gross profit was primarily due to an increase in revenues and cost control efforts associated with turnaround and maintenance services activities, while gross profit from construction services activity was similar to the prior year period. Gross profit margin increased mainly due to improved project performance associated with turnaround and maintenance services activities.
Gross profit increased $7.4 million, or 37.4%, and gross profit margin improved 170 basis points in the first nine months of 2017 compared to the first nine months of 2016. The increase in gross profit was primarily due to an increase in revenues associated with turnaround and maintenance services activities and improved project performance associated with construction services activity. Gross profit margin increased mainly due to improved project performance associated with construction, turnaround and maintenance services activities. These improvements were primarily due to cost control and higher utilization achievements from focused management efforts and from actions taken in 2016 as part of our 2016 Restructuring. Gross profit margin associated with construction services activity accounted for the largest increase and was driven by the elimination of cost overruns on certain upstream, lump sum construction projects recognized in the second quarter of 2016.

Operating Expenses
Operating expenses in Energy Services increased $2.0 million, or 33.9%, in the third quarter of 2017 compared to the third quarter of 2016. As part of the 2016 Restructuring, we recognized charges of $1.0 million in the third quarter of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses increased $3.0 million, or 61.0%, primarily due to a $2.3 million decrease in reserves for certain Brinderson pre-acquisition matters in the third quarter of 2016 and increased incentive compensation expense and administrative expenses in the third quarter of 2017 to support the growth in the business.
Operating expenses as a percentage of revenues were 11.8% in the third quarter of 2017 compared to 10.5% in the third quarter of 2016. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 11.8% in the third quarter of 2017 compared to 8.8% in the third quarter of 2016.
Operating expenses in the first nine months of 2017 remained consistent at $22.4 million compared to the first nine months of 2016. As part of the 2016 Restructuring, we recognized charges of $4.9 million in the first nine months of 2016 primarily related to wind-down and other restructuring-related costs to downsize our upstream operation. Excluding 2016 Restructuring charges, operating expenses increased $4.9 million, or 28.0%, primarily due to a $4.1 million decrease in reserves for certain Brinderson pre-acquisition matters in the first nine months of 2016 and an increase in general and administrative expenses in the first nine months of 2017 to support the growth in the business.
Operating expenses as a percentage of revenues were 10.3% in the first nine months of 2017 compared to 12.2% in the first nine months of 2016. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 10.3% in the first nine months of 2017 compared to 9.5% in the first nine months of 2016.
Operating Income (Loss) and Operating Margin
Operating income in Energy Services remained consistent at $1.4 million in the third quarter of 2017 and in the third quarter of 2016. Operating margin declined to 2.2% in the third quarter of 2017 compared to 2.6% in the third quarter of 2016.
Included in operating income are 2016 Restructuring charges of $1.1 million in the third quarter of 2016 primarily related to severance and employee-related benefits, early lease termination, wind-down and other restructuring costs. Excluding 2016 Restructuring charges, operating income decreased $1.1 million, or 43.9%, to $1.4 million in the third quarter of 2017 compared to $2.6 million million in the third quarter of 2016 and operating margin declined to 2.2% in the third quarter of 2017 compared to 4.7% in the third quarter of 2016. The decreases in operating income and operating margin were primarily due to the decrease in reserves for certain Brinderson pre-acquisition matters in the third quarter of 2016, as noted above, partially offset by increased revenues and gross profit contributions associated with turnaround and maintenance services activities.
Operating income increased $10.1 million, or 189.9%, to $4.8 million in the first nine months of 2017 compared to an operating loss of $5.3 million in the first nine months of 2016. Operating margin improved to 2.2% in the first nine months of 2017 compared to (2.9)% in the first nine months of 2016.
Included in operating income (loss) are 2016 Restructuring charges of $7.6 million in the first nine months of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Excluding 2016 Restructuring charges, operating income in the first nine months of 2017 increased $2.5 million, or 110.4%, from $2.3 million in the first nine months of 2016 and operating margin improved 100 basis points from 1.2% in the first nine months of 2016. The increases in operating income and operating margin were driven by increased revenues and gross profit contributions associated with turnaround and maintenance services activities and higher gross profit contributions from construction services activities, as noted above, partially offset by the decrease in reserves for certain Brinderson pre-acquisition matters in the first nine months of 2016.

Other Income (Expense)
Interest Income and Expense
Interest income decreased an immaterial amount in the third quarter of 2017 compared to the prior year quarter. Interest expense increased $0.1 million in the third quarter of 2017 compared to the prior year quarter due to higher LIBOR-based borrowing costs under our Credit Facility, partially offset by lower average debt balances in the current year period.
Interest income decreased $0.1 million in the first nine months of 2017 compared to the prior year period. Interest expense increased $0.9 million in the first nine months of 2017 compared to the same period in the prior year due to higher LIBOR-based borrowing costs under our Credit Facility.

Other Income (Expense)
Other expense was $0.8 million in the quarter ended September 30, 2017 and other income was $0.3 million in the quarter ended September 30, 2016. In both periods, the balances primarily consisted of foreign currency transaction gains and losses.
Other expense was $1.6 million in the nine months ended September 30, 2017 and $1.2 million in the nine months ended September 30, 2016 and primarily consisted of foreign currency transaction losses in both periods.

Taxes (Benefit) on Income (Loss)
Taxes on income decreased $11.2 million during the third quarter of 2017 compared to the third quarter of 2016. Our effective tax rate was a benefit of 7.5% on a pre-tax loss in the quarter ended September 30, 2017 compared to an expense of 30.7% on pre-tax income in the quarter ended September 30, 2016. The effective tax rate for the quarter ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35% and unfavorably impacted by: (i) significant pre-tax charges related to goodwill and definite-lived intangible asset impairments, certain of which are not deductible for tax purposes; and (ii) the impact of establishing a $14.9 million valuation allowance on net operating losses and other deferred tax assets in jurisdictions, primarily the United States, where we are unlikely to realize these benefits. The effective tax rate for the quarter ended September 30, 2016 was favorably impacted by a lower mix of earnings toward foreign jurisdictions, which generally have lower statutory tax rates, and the positive impact of certain discrete tax items relating to the 2016 Restructuring.
Taxes on income decreased $0.3 million during the first nine months of 2017 compared to the first nine months of 2016. Our effective tax rate was an expense of 2.2% on a pre-tax loss in the nine months ended September 30, 2017 and an expense of 11.4% on pre-tax income in the nine months ended September 30, 2016. The effective tax rate in the nine months ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35% and unfavorably impacted by: (i) significant pre-tax charges related to goodwill and definite-lived intangible asset impairments, certain of which are not deductible for tax purposes; (ii) the net impact of the $14.9 million valuation allowance recorded in the third quarter of 2017, as noted above, partially offset by the reversal of previously recorded valuation allowances recorded in the first quarter of 2017; and (iii) a higher mix of earnings in the United States, primarily from income generated on a large deepwater project in our pipe coating and insulation operation. The effective tax rate in the nine months ended September 30, 2016 was impacted by the same factors impacting the effective tax rate in the third quarter of 2016, and a $1.9 million, or 15.3%, benefit to the effective tax rate, related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits recorded in the first quarter of 2016.

Non-controlling Interests
Loss attributable to non-controlling interests was $0.5 million in the quarter ended September 30, 2017 compared to a loss of $0.3 million in the quarter ended September 30, 2016. In the third quarter of 2017, losses were primarily driven from our joint venture in Louisiana, partially offset by profitability from our joint ventures in Oman, Indonesia and Saudi Arabia. In the third quarter of 2016, losses from our joint ventures in Louisiana and Mexico, were partially offset by profitability from our joint venture in Oman.
Income attributable to non-controlling interests was $2.4 million in the nine months ended September 30, 2017 compared to a loss attributable to non-controlling interests of $0.7 million in the nine months ended September 30, 2016. In the first nine months of 2017, income was primarily driven from our joint venture in Louisiana, which performed a majority of its work on a large deepwater project in our pipe coating and insulation operation. Our joint ventures in Oman and Indonesia also contributed positive earnings in the first nine months of 2017. In the nine months ended September 30, 2016, losses from our joint ventures in Louisiana, Mexico and Saudi Arabia were partially offset by profitability from our joint venture in Oman.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$94,787	$129,500
Restricted cash	1,938	4,892
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
During the first nine months of 2017, capital expenditures were primarily related to growth and maintenance capital related to the CIPP operations in Infrastructure Solutions, primarily in the United States and Europe. For 2017, we expect a similar overall level of capital expenditures as was made in 2016, with slightly increased capital expenditures to support anticipated growth in Infrastructure Solutions, partially offset by the 2016 completion of the pipe coating and insulation plant in Corrosion Protection.
As part of our 2017 Restructuring, we incurred charges of $6.7 million during the third quarter of 2017 related to employee severance, extension of benefits, employment assistance programs, early lease termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America, right-size our cathodic protection services operations in Canada, right-size our Infrastructure Solutions businesses in Australia and Denmark, and reduce corporate and other operating costs. We estimate our remaining costs in 2017 and 2018 to be approximately $7.0 million related to these activities. These actions, however, are expected to reduce consolidated annual expenses by more than $17 million, most of which is expected to be realized in 2018, primarily through headcount reductions, office closures and reduced amortization of intangible assets.
Under the terms of our Credit Facility, we are authorized to annually purchase up to $40 million of our common stock in open market transactions, subject to board of director authorization. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In October 2016, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. Any shares repurchased during 2017 are expected to be funded primarily through cash balances. During the nine months ended September 30, 2017, we acquired 1,346,132 shares of our common stock for $29.4 million ($21.81 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 106,164 shares of our common stock for $2.4 million ($22.25 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, we promptly retired such shares. In October 2017, our board of directors authorized a similar $40.0 million program for 2018.
At September 30, 2017, our cash balances were located worldwide for working capital, potential acquisitions and support needs. Given the breadth of our international operations, approximately $50.0 million, or 48.2%, of our cash was denominated in currencies other than the United States dollar as of September 30, 2017. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2017, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we determine that any of these receivables are no longer collectible, we will increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities provided $35.1 million in the first nine months of 2017 compared to $36.7 million provided in the first nine months of 2016. The decrease in operating cash flow from the prior year period was primarily due to lower cash flows related to working capital as a result of the timing of customer payments. Working capital used $38.3 million of cash during the first nine months of 2017 compared to $18.7 million used in the first nine months of 2016, primarily due to the timing of customer payments on certain large projects and growth in revenues during the most recent quarterly period.
Cash Flows from Investing Activities
Cash flows from investing activities used $29.5 million during the first nine months of 2017 compared to $120.2 million used during the first nine months of 2016. During the first nine months of 2017, we used £6.5 million, approximately $8.0 million, to acquire Environmental Techniques. During the first nine months of 2016, we used $96.3 million to acquire Underground Solutions, Fyfe Europe, the CIPP business of LMJ and Concrete Solutions. During the first nine months of 2016, we received proceeds of $6.6 million, net of cash disposed, from the sale of our interest in our Canadian pipe coating operation. We used $22.5 million in cash for capital expenditures in the first nine months of 2017 compared to $31.5 million in the prior year period. In the first nine months of 2017 and 2016, $0.9 million and $1.2 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first nine months of 2017 and 2016 were partially offset by $0.4 million and $3.1 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $30.0 million to $35.0 million to be spent in 2017 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $33.1 million during the first nine months of 2017 compared to $15.5 million used in the first nine months of 2016. During the first nine months of 2017 and 2016, we used net cash of $31.7 million and $36.6 million, respectively, to repurchase 1,452,296 and 1,967,347 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. During the first nine months of 2017, we had net borrowings of $14.0 million from our line of credit to fund domestic working capital needs, and we used cash of $15.1 million to pay down the principal balance of our term loans. During the first nine months of 2016, we had net borrowings of $36.0 million from our line of credit primarily to fund our acquisition activity, and we used cash of $13.1 million to pay down the principal balance of our term loan.
Long-Term Debt
In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with an original maturity date in October 2020.
Our indebtedness at September 30, 2017 consisted of $315.0 million outstanding from the $350.0 million term loan under the Credit Facility, $50.0 million on the line of credit under the Credit Facility and $0.4 million of third-party notes and bank debt. Additionally, we had $7.7 million of debt held by our joint venture partner (representing funds loaned by our joint venture partner) listed as held for sale at September 30, 2017 related to the planned sale of Bayou. During the first nine months of 2017, we had net borrowings of $14.0 million on the line of credit for domestic working capital needs.
As of September 30, 2017, we had $38.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $16.2 million was collateral for the benefit of certain of our insurance carriers and $22.0 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
The Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at September 30, 2017 and expect continued compliance for the foreseeable future.
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

Critical Accounting Policies
Goodwill
We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the third quarter of 2017, as a result of our decision to exit all non-pipe related contract applications for the Tyfo® Fibrwrap® system in North America, we recorded pre-tax, non-cash goodwill impairment charges of $45.4 million ($41.6 million post-tax) related to the Fyfe reporting unit (see Note 2 to the consolidated financial statements contained in this report). Our annual impairment assessment is October 1, 2017. During that analysis, we will determine the fair value of all our reporting units and compare such fair value to the carrying value of those reporting units to determine if there are any indications of goodwill impairment.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at September 30, 2017 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2017 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our Credit Facility.
At September 30, 2017, the estimated fair value of our long-term debt was approximately $373.9 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2017 would result in a $1.0 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2017, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $12.2 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2017, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The actual timing, costs and benefits of the 2017 Restructuring may differ from those currently expected, which may reduce our operating results.
On July 28, 2017, we announced the 2017 Restructuring, which is intended to reduce the Company’s consolidated annual expenses by more than $17 million. We expect to complete a majority of the 2017 Restructuring during the second half of 2017 and the first quarter of 2018. See Notes 1 and 3 to the consolidated financial statements contained in this report for additional information and disclosures regarding our restructuring activities.
The 2017 Restructuring is subject to various risks, which could result in the actual timing, costs and benefits of the plan differing from those currently anticipated. These risks and uncertainties include, among others that: (i) we may not be able to implement the 2017 Restructuring in the timeframe currently planned; (ii) our costs related to the 2017 Restructuring may be higher than currently estimated; (iii) the expected annual expense reductions may be less than currently estimated; and (iv) unanticipated disruptions to our operations may result in additional costs being incurred. We also cannot assure you that we will not undertake additional restructuring activities in the future. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of the 2017 Restructuring, and if we do not, our business and results of operations may be adversely impacted.
Additionally, the 2017 Restructuring may yield unintended consequences, such as:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	attrition beyond our intended reduction in headcount and reduced employee morale, which may cause our employees who were not affected by the 2017 Restructuring to seek alternate employment;

•	increased risk of employment litigation; and

•	diversion of management attention from ongoing business activities.
We may face significant challenges in our plans to divest The Bayou Companies, LLC and Bayou Wasco Insulation, LLC
On July 28, 2017, we initiated actions to divest our pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”). Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities, disputes with buyers and unexpected costs. The uncertainty resulting from our announced plans to divest Bayou could cause significant disruption to the Bayou businesses. Our management’s attention to our ongoing operations may be diverted by efforts to divest Bayou. There are significant risks and uncertainties in the sales process, including the timing and uncertainty of completion of any transaction and the fulfillment of closing conditions, some of which may be outside of our control. Any significant delay in the completion of this divestiture, or the failure to complete the divestiture, may negatively impact our ability to implement new strategic plans, or achieve our previously announced strategic plans. We may also dispose of a business at a price or on terms that are less favorable, or at a higher cost, than we had previously anticipated, which may result in impairment charges or losses on disposal. If we reach an agreement with a buyer for the disposition of a business, we might be subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, tax liabilities, lease payments, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2017 (1) (2)	117,029	$22.92	107,647	$37,540,031
February 2017 (1) (2)	125,211	22.95	108,355	35,054,935
March 2017 (1) (2)	220,077	22.49	150,912	31,627,784
April 2017 (1) (2)	126,448	22.76	126,400	28,751,326
May 2017 (1) (2)	205,735	19.99	205,200	24,649,082
June 2017 (1) (2)	171,037	20.67	169,708	21,140,282
July 2017 (1) (2)	152,479	23.17	149,100	17,682,708
August 2017 (1) (2)	179,652	20.66	178,810	13,988,740
September 2017 (1) (2) (3)	154,628	22.25	150,000	10,645,225
Total	1,452,296	$21.84	1,346,132
_________________________________

(1)
In October 2016, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2017. We began repurchasing shares under this program in January 2017. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. For the nine months ended September 30, 2017, 106,164 shares were surrendered in connection with restricted stock, restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock units or performance units vested. Once repurchased, we promptly retire the shares.

(3)
In October 2017, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2018. Any shares repurchased will be pursuant to one or more 10b5-1 plans. The program will expire on the earlier of: (i) December 31, 2018; (ii) the repurchase by the Company of $40.0 million of common stock pursuant to the program; or (iii) the board of director’s termination of the program.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: November 2, 2017	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Separation Agreement and Full and Final Release between John D. Huhn and Aegion Corporation, dated September 8, 2017, filed herewith. (1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan or arrangement.