Form 10-Q
period 2018-03-31
Aegion Corp
filed 2018-05-03
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 32,399,764 shares of common stock, $.01 par value per share, outstanding at April 26, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2018	2017
Revenues	$324,861	$325,175
Cost of revenues	263,357	257,763
Gross profit	61,504	67,412
Operating expenses	56,142	52,746
Acquisition and divestiture expenses	392	533
Restructuring and related charges	1,789	—
Operating income	3,181	14,133
Other income (expense):
Interest expense	(5,443)	(4,047)
Interest income	47	49
Other	(262)	(387)
Total other expense	(5,658)	(4,385)
Income (loss) before taxes on income	(2,477)	9,748
Taxes (benefit) on income (loss)	(1,001)	1,995
Net income (loss)	(1,476)	7,753
Non-controlling interests income	(593)	(1,882)
Net income (loss) attributable to Aegion Corporation	$(2,069)	$5,871

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$(0.06)	$0.17
Diluted	$(0.06)	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2018	2017
Net income (loss)	$(1,476)	$7,753
Other comprehensive income (loss):
Currency translation adjustments	2,228	3,869
Deferred gain on hedging activity, net of tax (1)	494	483
Pension activity, net of tax (2)	(7)	(5)
Total comprehensive income	1,239	12,100
Comprehensive income attributable to non-controlling interests	(646)	(1,869)
Comprehensive income attributable to Aegion Corporation	$593	$10,231
__________________________

(1)	Amounts presented net of tax of $177 and $321 for the quarters ended March 31, 2018 and 2017, respectively.

(2)	Amounts presented net of tax of $(2) and $(1) for the quarters ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$87,173	$105,717
Restricted cash	1,858	1,839
Receivables, net of allowances of $7,034 and $5,775, respectively	177,364	201,570
Retainage	31,327	33,002
Contract assets	81,052	75,371
Inventories	66,263	63,969
Prepaid expenses and other current assets	30,037	35,282
Assets held for sale	72,683	70,314
Total current assets	547,757	587,064
Property, plant & equipment, less accumulated depreciation	108,045	109,040
Other assets
Goodwill	261,018	260,715
Intangible assets, less accumulated amortization	128,821	132,345
Deferred income tax assets	1,725	1,666
Other assets	17,179	16,269
Total other assets	408,743	410,995
Total Assets	$1,064,545	$1,107,099

Liabilities and Equity
Current liabilities
Accounts payable	$61,361	$70,611
Accrued expenses	83,460	92,011
Contract liabilities	45,139	51,597
Current maturities of long-term debt	26,557	26,555
Liabilities held for sale	14,731	20,900
Total current liabilities	231,248	261,674
Long-term debt, less current maturities	315,629	318,240
Deferred income tax liabilities	9,214	9,211
Other non-current liabilities	13,403	12,918
Total liabilities	569,494	602,043

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 32,467,823 and 32,462,542, respectively	325	325
Additional paid-in capital	129,237	140,749
Retained earnings	384,207	386,008
Accumulated other comprehensive loss	(30,174)	(32,836)
Total stockholders’ equity	483,595	494,246
Non-controlling interests	11,456	10,810
Total equity	495,051	505,056
Total Liabilities and Equity	$1,064,545	$1,107,099

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2016	33,956,304	$340	$166,598	$455,062	$(53,500)	$7,683	$576,183
Net income	—	—	—	5,871	—	1,882	7,753
Issuance of shares pursuant to restricted stock units	62,279	1	—	—	—	—	1
Issuance of shares pursuant to performance units	49,672	—	—	—	—	—	—
Forfeitures of restricted shares	(1,084)	—	—	—	—	—	—
Shares repurchased and retired	(462,317)	(5)	(10,503)	—	—	—	(10,508)
Equity-based compensation expense	—	—	3,096	—	—	—	3,096
Currency translation adjustment and derivative transactions, net	—	—	—	—	4,360	(13)	4,347
BALANCE, March 31, 2017	33,604,854	$336	$159,191	$460,933	$(49,140)	$9,552	$580,872

BALANCE, December 31, 2017	32,462,542	$325	$140,749	$386,008	$(32,836)	$10,810	$505,056
Cumulative effect adjustment (see Revenues: Note 3)	—	—	—	268	—	—	268
Net income (loss)	—	—	—	(2,069)	—	593	(1,476)
Issuance of shares pursuant to restricted stock units	275,384	3	—	—	—	—	3
Issuance of shares pursuant to performance units	296,909	3	—	—	—	—	3
Issuance of shares pursuant to deferred stock unit awards	4,568	—	—	—	—	—	—
Shares repurchased and retired	(571,580)	(6)	(13,670)	—	—	—	(13,676)
Equity-based compensation expense	—	—	2,158	—	—	—	2,158
Currency translation adjustment and derivative transactions, net	—	—	—	—	2,662	53	2,715
BALANCE, March 31, 2018	32,467,823	$325	$129,237	$384,207	$(30,174)	$11,456	$495,051

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,476)	$7,753
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	9,554	11,852
Gain on sale of fixed assets	(105)	(116)
Equity-based compensation expense	2,158	3,096
Deferred income taxes	(38)	5,533
Non-cash restructuring charges	2,408	42
Loss on foreign currency transactions	315	378
Other	561	(62)
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	16,584	(30,257)
Inventories	(2,223)	(3,491)
Prepaid expenses and other assets	6,657	5,351
Accounts payable and accrued expenses	(24,729)	(9,988)
Contract liabilities	(8,860)	(18,078)
Other operating	470	300
Net cash provided by (used in) operating activities	1,276	(27,687)

Cash flows from investing activities:
Capital expenditures	(5,189)	(3,907)
Proceeds from sale of fixed assets	284	165
Patent expenditures	(48)	(289)
Other acquisition activity, net of cash acquired	—	(9,045)
Net cash used in investing activities	(4,953)	(13,076)

Cash flows from financing activities:
Repurchase of common stock	(13,670)	(10,508)
Payment of contingent consideration	—	(500)
Credit facility amendment fees	(1,093)	—
Principal payments on notes payable	(568)	—
Proceeds from line of credit, net	5,000	10,000
Principal payments on long-term debt	(6,563)	(4,375)
Net cash used in financing activities	(16,894)	(5,383)
Effect of exchange rate changes on cash	1,870	929
Net decrease in cash, cash equivalents and restricted cash for the period	(18,701)	(45,217)
Cash, cash equivalents and restricted cash, beginning of year	108,545	134,392
Cash, cash equivalents and restricted cash, end of period	89,844	89,175
Cash, cash equivalents and restricted cash associated with assets held for sale, end of period	(813)	—
Cash, cash equivalents and restricted cash, end of period	$89,031	$89,175
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
The Consolidated Balance Sheet as of December 31, 2017, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

Acquisitions/Strategic Initiatives/Divestitures
2017 Restructuring
On July 28, 2017, the Company’s board of directors approved a realignment and restructuring plan (the “2017 Restructuring”). As part of the 2017 Restructuring, the Company announced plans to: (i) divest the Company’s pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® system in North America; (iii) right-size the cathodic protection services operation in Canada and the CIPP businesses in Australia and Denmark; and (iv) reduce corporate and other operating costs. These decisions reflected the Company’s: (a) desire to reduce further its exposure in the North American upstream oil and gas markets; (b) assessment of its ability to drive sustainable, profitable growth in the non-pipe fiber reinforced polymer (“FRP”) contracting market in North America; and (c) assessment of continuing weak conditions in the Canadian oil and gas markets. See Note 4.
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
Corrosion Protection Segment (“Corrosion Protection”)
In September 2017, the Company organized Aegion South Africa Proprietary Limited, a joint venture in South Africa between Aegion International Holdings Limited, a subsidiary of the Company (“Aegion International”), and Robor Proprietary Limited (“Robor”), for the purpose of providing Aegion’s Corrosion Protection and Infrastructure Solutions products and services to sub-Saharan Africa. Aegion International owns sixty percent (60%) of the joint venture and Robor owns the remaining forty percent (40%).
On July 28, 2017, the Company’s board of directors approved a plan to divest Bayou. Accordingly, the Company has classified Bayou’s assets and liabilities as held for sale on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017. See Note 5.
Purchase Price Accounting
During the first quarter of 2018, the Company finalized its accounting for Environmental Techniques with no significant adjustments recorded. The goodwill and definite-lived intangible assets associated with the Environmental Techniques acquisition is not deductible for tax purposes.

Environmental Techniques made the following contributions to the Company’s revenues and profits (in thousands):

	Quarters Ended March 31,
	2018	2017
Revenues	$2,260	$451
Net income (loss)	11	(102)
The following pro-forma summary presents combined information of the Company as if the Environmental Techniques acquisition had occurred at the beginning of the year preceding its acquisition (in thousands, except earnings per share):

Quarter Ended March 31, 2017
Revenues	$326,057
Net income attributable to Aegion Corporation(1)	5,698
Diluted earnings per share	$0.17
_____________________

(1)
Includes pro-forma adjustments for depreciation and amortization associated with acquired tangible and intangible assets, as if those assets were recorded at the beginning of the year preceding the acquisition date.

The following table summarizes the fair value of identified assets and liabilities of Environmental Techniques at its acquisition date (in thousands):

Environmental Techniques
Receivables and cost and estimated earnings in excess of billings	$801
Inventories	1,281
Prepaid expenses and other current assets	93
Property, plant and equipment	2,147
Identified intangible assets	1,869
Deferred income tax assets	124
Accounts payable	(1,025)
Accrued expenses	(186)
Deferred income tax liabilities	(413)
Total identifiable net assets	$4,691

Total consideration recorded	$8,046
Less: total identifiable net assets	4,691
Final purchase price goodwill	$3,355

2.    ACCOUNTING POLICIES
On January 1, 2018, the Company adopted FASB ASC 606, Revenue from Contracts with Customers (“FASB ASC 606”). See Note 3 for further information. Other than the adoption of FASB ASC 606, there were no material changes in accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity.

The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	March 31, 2018	December 31, 2017
Currency translation adjustments	$(33,928)	$(35,928)
Derivative hedging activity	4,007	3,336
Pension activity	(253)	(244)
Total accumulated other comprehensive loss	$(30,174)	$(32,836)
Net foreign exchange transaction losses of $0.3 million and $0.4 million in the first quarters of 2018 and 2017, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”), FASB ASC 740 required the Company to remeasure its deferred tax assets and liabilities based on tax rates at which the balances are expected to reverse in the future. The provisional amount recorded for the remeasurement of the Company’s deferred tax balances resulted in no adjustment to income tax expense in 2017 or 2018. The remeasurement of the deferred tax assets gave rise to an additional income tax expense of $5.1 million in 2017, which was offset by an equal reduction in the valuation allowance of $5.1 million. The Company continues to analyze certain aspects of the TCJA, including consideration of additional forthcoming technical guidance, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
In 2017, in connection with its initial analysis of the TCJA, the Company recorded a provisional estimated net income tax expense of $2.4 million, which consisted of a charge of $10.4 million for the deemed mandatory repatriation less $7.1 million related to the release of deferred tax liabilities on unremitted foreign earnings and $0.9 million associated with other TCJA related impacts. On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”), directing a taxpayer to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for income tax effects of the TCJA. In accordance with SAB 118, the additional estimated income tax of $2.4 million represented the Company’s best estimate at the time it was made, but also understanding that the provisional amount is subject to further adjustments under SAB 118. There were no changes to this estimate during the first quarter of 2018. The Company continues to refine provisional balances, and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, issuance of additional regulatory guidance from the U.S. federal and state tax authorities, or its own assumption changes. All accounting will be completed within the one-year measurement period allowed under SAB 118. The ultimate impact of the TCJA may differ from the current provisional amounts and the adjustments could be material.

Earnings per Share
Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2018	2017
Weighted average number of common shares used for basic EPS	32,483,963	33,819,331
Effect of dilutive stock options and restricted and deferred stock unit awards	—	685,257
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	32,483,963	34,504,588
The Company excluded 710,173 stock options and restricted and deferred stock units for the quarter ended March 31, 2018 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 77,807 stock options for the quarter ended March 31, 2017 from the diluted earnings per share calculation for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for the period.
Cash, Cash Equivalents and Restricted Cash
The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents.
Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	March 31, 2018	December 31, 2017
Cash and cash equivalents(1)	$87,173	$105,717
Restricted cash	1,858	1,839
Cash, cash equivalents and restricted cash	$89,031	$107,556
__________________________

(1)	Amounts exclude $0.8 million and $1.0 million of cash and cash equivalents classified as held for sale at March 31, 2018 and December 31, 2017, respectively.
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
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended March 31, 2018.
Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	March 31, 2018(1)	December 31, 2017(2)
Current assets	$41,877	$42,732
Non-current assets	26,725	26,346
Current liabilities	12,275	12,449
Non-current liabilities	28,371	30,675
__________________________

(1)
Amounts include $25.2 million of assets and $9.3 million of liabilities classified as held for sale relating to our pipe coating and insulation joint venture in Louisiana, Bayou Wasco Insulation, LLC. See Note 5.

(2)
Amounts include $25.4 million of assets and $9.8 million of liabilities classified as held for sale relating to our pipe coating and insulation joint venture in Louisiana, Bayou Wasco Insulation, LLC. See Note 5.

	Quarters Ended March 31,
Income statement data (1)	2018	2017(1)
Revenue	$16,051	$34,061
Gross profit	3,310	5,530
Net income attributable to Aegion Corporation	1,248	1,272
__________________________

(1)	During the first quarter of 2017, increased activity was primarily driven from our joint venture in Louisiana, which performed work on a large deepwater pipe coating and insulation project.
Newly Issued Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the income tax effects of the TCJA on items within accumulated other comprehensive income to retained earnings. The guidance is effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Companies may adopt the new guidance using one of two transition methods: (i) retrospective to each period (or periods) in which the income tax effects are recognized, or (ii) at the beginning of the period of adoption. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the recognition and presentation requirements for hedge accounting activities. The standard improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and reduces the complexity of applying hedge accounting. This new guidance is effective for the Company’s fiscal year beginning January 1, 2019, but the Company early-adopted this standard, effective January 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance was effective for the Company’s fiscal year beginning January 1, 2018 and applied retrospectively. The Company’s adoption of this standard, effective January 1, 2018, did not have a material impact on its consolidated financial statements, other than the classification of restricted cash on the Consolidated Statement of Cash Flows.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard was effective for the Company’s fiscal year beginning January 1, 2018, the adoption of which did not have a material impact on its consolidated financial statements.
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
In early 2017, the Company identified a project manager as well as a cross-functional implementation team responsible for identifying and assessing the impact on its lease contracts. During 2017, the implementation team began the assessment phase, which included data retrieval from the Company’s key third-party lease administration vendors and the identification of the Company’s known lease contracts throughout the world. During the first half of 2018, the Company will: (i) perform an analysis of the new standard on its current lease contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard; and (ii) identify potential changes to business processes, systems and controls to support recognition and disclosure under the new standard.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces revenue recognition requirements regarding contracts with customers to transfer goods or services with a single revenue recognition model for recognizing revenue. Under the new guidance, entities are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The Company adopted this standard, effective January 1, 2018, using the modified retrospective transition method. See Note 3.

3.    REVENUES
On January 1, 2018, the Company adopted FASB ASC 606 for all contracts that were not completed using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying FASB ASC 606 as an adjustment to the opening balance of retained earnings. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting FASB ASC 606, with the impact primarily related to royalty license fee revenues. The impact to revenues for the quarter ended March 31, 2018 was a decrease of $0.1 million as a result of applying FASB ASC 606.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in FASB ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts in which construction, engineering and installation services are provided, there is a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The bundle of goods and services represents the combined output for which the customer has contracted for. For product sales contracts with multiple performance obligations where each product is distinct, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good in the contract. For royalty license agreements whereby intellectual property is transferred to the customer, there is a single performance obligation as the license is not separately identifiable from the other goods and services in the contract.
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 95.0% and 92.9% of revenues for the quarters ended March 31, 2018 and 2017, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 5.0% and 7.1% for the quarters ended March 31, 2018 and 2017, respectively.
On March 31, 2018, the Company had $720.4 million of remaining performance obligations. The Company estimates that approximately $711.1 million, or 98.7%, of the remaining performance obligations at March 31, 2018 will be realized as revenues in the next 12 months.
Contract Estimates
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract, and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that sometimes span multiple years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.
The Company’s contracts do not typically contain variable consideration or other provisions that increase or decrease the transaction price. In rare situations where the transaction price is not fixed, the Company estimates variable consideration at the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. For royalty license agreements, the Company applies the sales-based and usage-based royalty exception and recognizes royalties at the later of: (i) when the subsequent sale or usage occurs; or (ii) the satisfaction or partial satisfaction of the performance obligation to which some or all of the sales-or usage-based royalty has been allocated. For contracts in which a portion of the transaction price is retained and paid after the good or service has been transferred to the customer, the Company does not recognize a significant financing component. The primary purpose of the retainage payment is often to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.
The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.
Revenue by Category
The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended March 31, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$93,845	$63,858	$92,329	$250,032
Canada	12,269	16,570	—	28,839
Europe	13,143	2,866	—	16,009
Other foreign	15,170	14,811	—	29,981
Total revenues	$134,427	$98,105	$92,329	$324,861

	Quarter Ended March 31, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$93,904	$90,903	$72,917	$257,724
Canada	10,817	16,010	—	26,827
Europe	12,960	3,185	—	16,145
Other foreign	11,187	13,292	—	24,479
Total revenues	$128,868	$123,390	$72,917	$325,175
The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended March 31, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$125,263	$77,901	$5,757	$208,921
Time and materials	—	13,107	86,572	99,679
Product sales	9,144	7,097	—	16,241
License fees	20	—	—	20
Total revenues	$134,427	$98,105	$92,329	$324,861

	Quarter Ended March 31, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$118,998	$98,520	$1,507	$219,025
Time and materials	—	11,476	71,410	82,886
Product sales	9,714	13,394	—	23,108
License fees	156	—	—	156
Total revenues	$128,868	$123,390	$72,917	$325,175

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and contract liabilities on the Consolidated Balance Sheets. Contract assets represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.
For fixed fee and time-and-materials based contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For some royalty license arrangements, amounts are billed over the license term as quarterly royalty amounts are determined. This results in contract assets as the Company recognizes revenue for the license when the license is transferred to the customer at contract inception. The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.
The Company’s contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Advance payments, billings in excess of revenue recognized and deferred revenue are each classified as current.
Net contract assets (liabilities) consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract assets – current	$81,052	$75,371
Contract assets – noncurrent (1)	11	—
Contract liabilities – current	(45,139)	(51,597)
Net contract assets (liabilities)	$35,924	$23,774
__________________________

(1)	Included in “Other assets” on the Consolidated Balance Sheets.
Included in the change of total net contract assets (liabilities) was a $5.7 million increase in contract assets, primarily related to the timing between work performed on open contracts and contractual billing terms, and a $6.5 million decrease in contract liabilities, primarily related to the timing of customer advances on certain contracts.
Substantially all of the $51.6 million and $62.7 million contract liabilities balances at December 31, 2017 and December 31, 2016, respectively, were recognized in revenues during the first quarters of 2018 and 2017, respectively.
Impairment losses recognized on receivables and contract assets were not material during the first quarters of 2018 and 2017.

4.    RESTRUCTURING
2017 Restructuring
On July 28, 2017, the Company’s board of directors approved the 2017 Restructuring. As part of the 2017 Restructuring, the Company announced plans to: (i) divest Bayou; (ii) exit all non-pipe related contract applications for the Tyfo® system in North America; (iii) right-size the cathodic protection services operation in Canada and the CIPP businesses in Australia and Denmark; and (iv) reduce corporate and other operating costs. These decisions reflected the Company’s: (a) desire to reduce further its exposure in the North American upstream oil and gas markets; (b) assessment of its ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (c) assessment of continuing weak conditions in the Canadian oil and gas markets.
During the first quarter of 2018, total pre-tax 2017 Restructuring charges recorded were $5.2 million ($4.7 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring charges since inception were $29.0 million ($25.3 million post-tax) and consisted of non-cash charges totaling $12.5 million and cash charges totaling $16.5 million. The Company reduced headcount by approximately 310 employees as a result of these actions. The Company expects to incur additional charges of $2 million to $5 million, most of which are expected to be cash charges in 2018.

During the first quarter of 2018, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$865	$206	$1,071
Lease and contract termination costs	528	150	678
Relocation and other moving costs	40	—	40
Other restructuring costs (1)	2,100	1,355	3,455
Total pre-tax restructuring charges (2)	$3,533	$1,711	$5,244
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America.

(2)	Includes $0.6 million of corporate-related restructuring charges that have been allocated to the Infrastructure Solutions and Corrosion Protection reportable segments.
2017 Restructuring costs related to severance, other termination benefit costs and early lease and contract termination costs were $1.8 million for the quarter ended March 31, 2018 and are reported on a separate line in the Consolidated Statements of Operations.
The following table summarizes all charges related to the 2017 Restructuring recognized in the quarter ended March 31, 2018 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total (1)
Operating expenses	$2,100	$1,355	$3,455
Restructuring and related charges	1,433	356	1,789
Total pre-tax restructuring charges	$3,533	$1,711	$5,244
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $2.8 million and non-cash charges of $2.4 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following table summarizes the 2017 Restructuring activity during the first quarter of 2018 (in thousands):

	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Utilized in 2018		Reserves at March 31, 2018
				Cash(1)	Non-Cash
Severance and benefit related costs	$3,864	$1,071	$20	$2,305	$—	$2,650
Lease and contract termination costs	650	678	—	793	—	535
Relocation and other moving costs	—	40	—	40	—	—
Other restructuring costs	675	3,455	—	1,272	2,408	450
Total pre-tax restructuring charges	$5,189	$5,244	$20	$4,410	$2,408	$3,635
__________________________

(1)	Refers to cash utilized to settle charges during the first quarter of 2018.

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

The following table provides the components of assets and liabilities held for sale (in thousands):

	March 31, 2018	December 31, 2017
Assets held for sale:
Current assets
Cash and cash equivalents	$813	$989
Receivables, net	8,143	6,368
Contract assets	1,371	1,299
Inventories	3,541	3,727
Prepaid expenses and other current assets	763	827
Total current assets	14,631	13,210
Property, plant & equipment, less accumulated depreciation	54,835	53,887
Identified intangible assets, less accumulated amortization	3,217	3,217
Total assets held for sale	$72,683	$70,314

Liabilities held for sale:
Current liabilities
Accounts payable	$2,249	$5,763
Accrued expenses	1,543	1,805
Contract liabilities	3,076	5,478
Total current liabilities	6,868	13,046
Long-term debt	7,757	7,757
Other non-current liabilities	106	97
Total liabilities held for sale	$14,731	$20,900

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2017:
Goodwill, gross	$246,486	$74,369	$80,246	$401,101
Accumulated impairment losses	(61,459)	(45,400)	(33,527)	(140,386)
Goodwill, net	185,027	28,969	46,719	260,715
2018 Activity:
Foreign currency translation	572	(269)	—	303
Balance, March 31, 2018:
Goodwill, gross	247,058	74,100	80,246	401,404
Accumulated impairment losses	(61,459)	(45,400)	(33,527)	(140,386)
Goodwill, net	$185,599	$28,700	$46,719	$261,018

Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	10.8	$4,511	$(3,667)	$844	$4,497	$(3,623)	$874
Leases	2.8	796	(556)	240	796	(534)	262
Trademarks	10.2	15,494	(6,508)	8,986	15,464	(6,184)	9,280
Non-competes	2.0	1,201	(1,075)	126	1,197	(1,048)	149
Customer relationships	9.7	160,543	(59,638)	100,905	160,423	(56,907)	103,516
Patents and acquired technology	6.0	39,100	(21,380)	17,720	39,285	(21,021)	18,264
		$221,645	$(92,824)	$128,821	$221,662	$(89,317)	$132,345
Amortization expense was $3.5 million and $4.3 million for the quarters ended March 31, 2018 and 2017, respectively. Estimated amortization expense by year is as follows (in thousands):

2018	$13,770
2019	13,572
2020	13,518
2021	13,335
2022	13,335

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term note, due February 27, 2023, annualized rates of 3.98% and 3.60%, respectively	$301,875	$308,437
Line of credit, 3.82% and 3.50%, respectively	43,000	38,000
Other notes with interest rates from 3.3% to 7.8%	330	875
Subtotal	345,205	347,312
Less – Current maturities of long-term debt	26,557	26,555
Less – Unamortized loan costs	3,019	2,517
Total	$315,629	$318,240
In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. On February 27, 2018, the Company amended this facility (the “amended Credit Facility”). Bank of America, N.A. served as the sole administrative agent and U.S. Bank National Association, PNC Bank, National Association and Compass Bank acted as co-syndication agents. Merrill Lynch Pierce Fenner & Smith Incorporated, U.S. Bank National Association, PNC Capital Markets, LLC and Compass Bank acted as joint lead arrangers and joint book managers in the syndication of the amended Credit Facility.
The amended Credit Facility consists of a $300.0 million five-year revolving line of credit and a $308.4 million five-year term loan facility. Interest terms from the Company’s original credit facility did not change under the amendment. The amended Credit Facility also: (i) extended the expiration date of the original credit facility and the amortization period for the term loan facility from October 2020 to February 2023; (ii) approved the sale of Bayou; and (iii) updated the defined terms to allow for the add-back of certain charges related to the 2017 Restructuring when calculating the Company’s compliance with the financial covenants. In the event of the sale of Bayou, the net cash proceeds are required to be applied first against any outstanding borrowings on the revolving line of credit. Additionally, upon any such sale, the maximum aggregate principal amount of the revolving line of credit will be permanently reduced from $300.0 million to $275.0 million.
The Company paid expenses of $2.4 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first quarter of 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first quarter of 2018.
Generally, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2018 was approximately 3.96%.
The Company’s indebtedness at March 31, 2018 consisted of $301.9 million outstanding from the $308.4 million term loan under the amended Credit Facility, $43.0 million on the line of credit under the amended Credit Facility and $0.3 million of third-party notes and bank debt. Additionally, the Company had $7.8 million of debt held by a joint venture (representing funds loaned by its joint venture partner) listed as held for sale at March 31, 2018 related to the planned sale of Bayou. During the first quarter of 2018, the Company borrowed $5.0 million on the line of credit for domestic working capital needs.
As of March 31, 2018, the Company had $31.1 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $13.4 million was collateral for the benefit of certain of our insurance carriers and $17.7 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2017 consisted of $308.4 million outstanding from the term loan under the Credit Facility, $38.0 million on the line of credit under the Credit Facility and $0.9 million of third-party notes and bank debt. Additionally, the Company had $7.7 million of debt held by a joint venture (representing funds loaned by its joint venture partner) listed as held for sale at December 31, 2017 related to the planned sale of Bayou.
At March 31, 2018 and December 31, 2017, the estimated fair value of the Company’s long-term debt was approximately $344.6 million and $356.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of March 31, 2018 was approximately 3.69%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 12.
On March 12, 2018, the Company entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 2.937% calculated on the then amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 12.
The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.75 to 1.00. At March 31, 2018, the Company’s consolidated financial leverage ratio was 3.15 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $68.2 million of additional debt.

•
Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00. At March 31, 2018, the Company’s fixed charge ratio was 1.44 to 1.00.

At March 31, 2018, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

8.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
Under the terms of the amended Credit Facility, the Company is authorized to purchase up to $30.0 million of shares of its common stock in open market purchases during 2018. In October 2017, the Company’s board of directors authorized the open market repurchase of up to $40.0 million of the Company’s common stock to be made during 2018, which authorization was reduced to $30 million in 2018 in connection with the execution of the amended Credit Facility. The Company began repurchasing shares under this program in January 2018. Once repurchased, the Company promptly retires such shares.
The Company is also authorized to repurchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock, restricted stock unit awards and performance unit awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock unit or performance unit vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. With regard to stock option awards, the option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of common stock surrendered for taxes due on the exercise of the option are deemed repurchased by the Company.
During the first quarter of 2018, the Company acquired 353,831 shares of the Company’s common stock for $8.4 million ($23.78 average price per share) through the open market repurchase program discussed above and 217,749 shares of the Company’s common stock for $5.3 million ($24.14 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
During the first quarter of 2017, the Company acquired 366,914 shares of the Company’s common stock for $8.4 million ($22.82 average price per share) through the open market repurchase program discussed above and 95,403 shares of the Company’s common stock for $2.1 million ($22.37 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of March 31, 2018, 796,023 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders also approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of March 31, 2018, 115,361 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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
A summary of the stock award activity is as follows:

	Quarter Ended March 31, 2018
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	1,428,878	$21.53
Restricted stock units awarded	245,886	24.12
Performance stock units awarded	219,943	23.25
Restricted stock units distributed	(275,384)	17.29
Performance stock units distributed	(296,909)	21.55
Restricted stock units forfeited	(12,207)	19.73
Performance stock units forfeited	(11,801)	25.83
Outstanding at March 31, 2018	1,298,406	$23.19
Expense associated with stock awards was $2.1 million and $3.0 million for the quarters ended March 31, 2018 and 2017, respectively. Unrecognized pre-tax expense of $18.1 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.23 years for awards outstanding at March 31, 2018.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Quarter Ended March 31, 2018
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	269,977	$20.14
Awarded	1,900	25.40
Distributed	(4,568)	22.33
Outstanding at March 31, 2018	267,309	$20.14
Expense associated with deferred stock unit awards was less than $0.1 million for each of the quarters ended March 31, 2018 and 2017.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
There were 73,897 stock options forfeited during the quarter ended March 31, 2018 with a weighted average exercise price of $26.60 per share. Stock options outstanding and exercisable at March 31, 2018 were 52,783, with a weighted average exercise price of $18.11 per share.
There was no expense associated with stock option grants for both quarters ended March 31, 2018 and 2017 and no unrecognized pre-tax expense related to stock option grants at March 31, 2018.

Financial data for stock option exercises are summarized as follows (in thousands):

	Quarter Ended March 31,
	2018	2017
Aggregate intrinsic value of outstanding stock options	$253	$444
Aggregate intrinsic value of exercisable stock options	253	444
The intrinsic value calculations are based on the Company’s closing stock price of $22.91 on both March 31, 2018 and 2017.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options awarded during 2018 or 2017.

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter ended March 31, 2018 was a benefit of 40.4% on a pre-tax loss. The benefit was positively impacted by a $1.5 million net tax benefit, or 60.0% benefit to the effective tax rate, related to employee share-based payments vested during the first quarter of 2018. Excluding this benefit, the Company recorded income tax expense on a pre-tax loss primarily due to valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized.
For the quarter ended March 31, 2017, the Company’s effective tax rate was 20.5%. The effective rate was favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States.

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
Purchase Commitments
The Company had no material purchase commitments at March 31, 2018.
Guarantees
The Company has many contracts that require the Company to indemnify the other party against loss from claims, including claims of patent or trademark infringement or other third-party claims for injuries, damages or losses. The Company has agreed to indemnify its surety against losses from third-party claims of subcontractors. The Company has not previously experienced material losses under these provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2018 on its Consolidated Balance Sheet.

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
The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss), which includes acquisition and divestiture expenses, restructuring charges and an allocation of corporate-related expenses.
Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2018	2017
Revenues:
Infrastructure Solutions	$134,427	$128,868
Corrosion Protection	98,105	123,390
Energy Services	92,329	72,917
Total revenues	$324,861	$325,175

Gross profit:
Infrastructure Solutions	$26,709	$31,251
Corrosion Protection	23,576	27,963
Energy Services	11,219	8,198
Total gross profit	$61,504	$67,412

Operating income (loss):
Infrastructure Solutions (1)	$(349)	$5,610
Corrosion Protection (2)	822	7,212
Energy Services	2,708	1,311
Total operating income	3,181	14,133
Other income (expense):
Interest expense	(5,443)	(4,047)
Interest income	47	49
Other	(262)	(387)
Total other expense	(5,658)	(4,385)
Income (loss) before taxes on income	$(2,477)	$9,748
_______________________

(1)
Operating loss in the first quarter of 2018 includes $3.5 million of 2017 Restructuring charges (see Note 4). Operating income in the first quarter of 2017 includes $0.5 million of costs incurred primarily related to the acquisition of Environmental Techniques.

(2)	Operating income in the first quarter of 2018 includes $1.7 million of 2017 Restructuring charges (see Note 4) and $0.4 million of costs incurred primarily related to the planned divestiture of Bayou.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended March 31,
	2018	2017
Revenues (1):
United States	$250,032	$257,724
Canada	28,839	26,827
Europe	16,009	16,145
Other foreign	29,981	24,479
Total revenues	$324,861	$325,175

Gross profit:
United States	$49,562	$56,032
Canada	4,775	4,514
Europe	1,134	3,159
Other foreign	6,033	3,707
Total gross profit	$61,504	$67,412

Operating income (loss):
United States	$4,913	$12,517
Canada	1,153	1,460
Europe	(2,445)	408
Other foreign	(440)	(252)
Total operating income	$3,181	$14,133
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. At March 31, 2018, the Company’s cash flow hedges were in a net deferred gain position of $4.0 million due to favorable movements in short-term interest rates relative to the hedged position. The gain was recorded in prepaid expenses and other current assets and other comprehensive income on the Consolidated Balance Sheets and on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. During the first quarters of 2018 and 2017, a $0.1 million loss was recorded in each period upon settlement of forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount and provides for the

Company to receive a payment based upon a variable monthly LIBOR interest rate calculated by amortizing the $262.5 million same notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
On March 12, 2018, the Company entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 2.937% calculated on the then amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The following table summarizes the Company’s derivative positions at March 31, 2018:

	Position	Notional Amount		Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/British Pound	Sell		£1,761,800	0.3	1.41
EURO/British Pound	Sell		£2,568,300	0.3	1.14
USD/South African Rand	Sell	R	5,747,262	0.1	0.08
Interest Rate Swap			$226,406,250	4.8
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$176
Interest Rate Swaps	Other non-current assets	4,885	3,193
	Total Assets	$4,885	$3,369

Forward Currency Contracts	Accrued expenses	$7	$33
Interest Rate Swaps	Other non-current liabilities	871	—
	Total Liabilities	$878	$33

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$10
	Total Assets	$—	$10

Forward Currency Contracts	Accrued expenses	$88	$—
	Total Liabilities	$88	$—

	Total Derivative Assets	$4,885	$3,379
	Total Derivative Liabilities	966	33
	Total Net Derivative Asset (Liability)	$3,919	$3,346

FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), defines fair value and establishes a framework for measuring and disclosing fair value instruments. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 – defined as quoted prices in active markets for identical instruments;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
In accordance with FASB ASC 820, the Company determined that the value of all of its derivative instruments, which are measured at fair value on a recurring basis, are derived from significant observable inputs, referred to as Level 2 inputs.
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2018. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 2 to the consolidated financial statements contained in this report.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018, and in our subsequent filed reports, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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
Corrosion Protection – Corrosion Protection is positioned to capture the benefits of continued oil and natural gas pipeline infrastructure developments across North America and internationally, as producers and midstream pipeline companies transport their product from onshore and offshore oil and gas fields to regional demand centers. The segment has a broad portfolio of technologies, products and services to protect, maintain, rehabilitate, assess and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe coatings and insulation, as well as an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas markets.

Energy Services – We offer a unique value proposition based on our world-class safety and labor productivity programs, which allow us to provide cost-effective construction, maintenance, turnaround and specialty services at customers’ refineries and chemical and other industrial facilities. We understand the demands and the level of critical planning required to ensure a successful turnaround or shutdown and offer a full range of services as part of our facility maintenance solutions, while maintaining a reputation for being safe and professional and providing predictable value.
Our Long-Term Strategy
We are committed to being a valued partner to our customers, with a constant focus on expanding those relationships by solving complex infrastructure problems, enhancing our capabilities and improving execution while also developing or acquiring innovative technologies and comprehensive services. We are pursuing three key strategic initiatives:
Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our CIPP technology, the largest contributor to Aegion’s consolidated revenues. We have a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. The focus today is growing our presence in the rehabilitation of pressure pipelines through both internal development and acquisitions. Our pressure pipe portfolio includes Fusible PVC®, InsituMain® CIPP, Tyfo® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene (“HDPE”) systems. Our international strategy is to use a blend of third-party product sales as well as CIPP and FRP contract installation operations in select markets. A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.
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
We continue to make additional investments in 2018 to expand the use of Insituform® CIPP in several regions currently underserved by Insituform in the North American wastewater pipeline market. Our objective is to maintain growth and our leading share in a large and mature market. Outside North America, we are targeting select markets in Europe for Insituform® CIPP contract installation activities and continuing to pursue a strategy of growing third-party product sales across the continent. We also plan to grow third-party CIPP sales in several Asian countries.
With favorable end markets, strategic investments and technology enhancements, we expect Infrastructure Solutions in 2018 to grow revenues in the low- to mid-single digit range, after a year of strong orders and revenue growth in 2017. Operating margins will also likely be higher in 2018 than in 2017 due to a reduction in losses incurred in 2017 in our CIPP businesses in Denmark and Australia and in our FRP business in North America, partially offset by potential increases in petroleum-based inputs and construction labor costs as we enter the strongest portion of the construction season.
Corrosion Protection
For Corrosion Protection, we expect a 10 percent to 15 percent revenue decline in 2018 compared to 2017, reflecting the lost contribution from the large deepwater project. Excluding the large deepwater project, revenues are projected to increase 15 percent to 20 percent in 2018 compared to 2017.
Nearly 50 percent of Corrosion Protection’s revenues come from cathodic protection services for midstream oil and gas pipelines in North America, an attractive and growing market that we believe justifies further investment to outpace market growth. To that end, we continue promoting our new asset integrity management program for pipeline corrosion inspections. The new service improves data accuracy and processing efficiency, customizes the data transfer format (including geospatial mapping) and provides faster access to the information by customers. Corrosion Protection’s pipeline inspection services are expected to create a multiplier effect for our other capabilities in direct pipeline inspections, engineering, cathodic protection system installation and pipeline corrosion remediation. Our objective is to expand the relationships with our top customers, who are the leading pipeline owners in North America, to accelerate revenue growth.
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
Energy Services
We expect Energy Services to build on the momentum achieved in 2017 and the first quarter of 2018. The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead outsourced provider of maintenance services at 14 out of the 17 refineries on the United States West Coast. We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround support, electrical and instrumentation maintenance, scaffolding services and small capital construction activities. We also are looking at opportunities to provide services at the three refineries on the West Coast where we do not have a presence today. Our plan to improve operating efficiencies and maximize margins is working. The favorable outlook we expect in 2018 supports mid-single digit revenue growth and a 75 basis point to 150 basis point improvement in operating margins compared to 2017.

Strategic Initiatives/Divestiture
2017 Restructuring
In July 2017, our board of directors approved a realignment and restructuring plan (the “2017 Restructuring”). As part of the 2017 Restructuring, we announced plans to: (i) divest our pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® system in North America; (iii) right-size our cathodic protection services operation in Canada and our CIPP businesses in Australia and Denmark; and (iv) reduce corporate and other operating costs. These decisions reflected our: (a) desire to reduce further our exposure in the North American upstream oil and gas markets; (b) assessment of our ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (c) assessment of continuing weak conditions in the Canadian oil and gas markets.
We expect the 2017 Restructuring to reduce consolidated annual expenses by more than $20 million, primarily through headcount reductions, office closures and reduced amortization of intangible assets. Approximately $12 million and $4 million relate to cost reductions expected to be recognized within Infrastructure Solutions and Corrosion Protection, respectively, and $4 million related to reduced corporate and other costs. Cost reductions are expected to be largely realized in 2018. The Company reduced headcount by approximately 310 employees as a result of these actions.
Total pre-tax 2017 Restructuring charges recorded during the first quarter of 2018 were $5.2 million ($4.7 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring charges since inception were $29.0 million ($25.3 million post-tax) and consisted of non-cash charges totaling

$12.5 million and cash charges totaling $16.5 million. We expect to incur additional charges of $2 million to $5 million, most of which are expected to be cash charges in 2018. Additionally, as we look to simplify our organizational structure and streamline our operations to best accommodate the TCJA or for other operational reasons, we could incur both cash and non-cash charges in 2018 primarily related to the combination or dissolution of certain of our existing subsidiaries, the creation of new subsidiaries, and the foreign currency impact from settlement of inter-company loans.
See Note 4 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.
Planned Divestiture
On July 28, 2017, as part of the 2017 Restructuring, our board of directors approved a plan to divest our pipe coating and insulation businesses in Louisiana. We are currently engaged in a process to sell the businesses and expect completion during the second quarter of 2018. As of March 31, 2018, the assets and liabilities of these businesses were classified as held for sale on our Consolidated Balance Sheet. If we are unable to sell these businesses or if we dispose of them at a price or on terms that are less favorable, or at a higher cost, than we currently anticipate, we could incur impairment charges or losses on disposal.
See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters Ended March 31, 2018 and 2017
Significant Events
2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $5.2 million ($4.7 million post-tax) during the first quarter of 2018. Restructuring charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments. See Note 4 to the consolidated financial statements contained in this Report.
Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $0.4 million ($0.3 million post-tax) and $0.5 million ($0.2 million post-tax) during the first quarters of 2018 and 2017, respectively, related primarily to the planned sale of Bayou and the acquisition of Environmental Techniques. Expenses impacted the Corrosion Protection and Infrastructure Solutions reportable segments.
Consolidated Operating Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues	$324,861	$325,175	$(314)	(0.1)%
Gross profit	61,504	67,412	(5,908)	(8.8)
Gross profit margin	18.9%	20.7%	N/A	(180	)bp
Operating expenses	56,142	52,746	3,396	6.4
Acquisition and divestiture expenses	392	533	(141)	(26.5)
Restructuring and related charges	1,789	—	1,789	N/M
Operating income	3,181	14,133	(10,952)	(77.5)
Operating margin	1.0%	4.3%	N/A	(330	)bp
Net income (loss) attributable to Aegion Corporation	(2,069)	5,871	(7,940)	(135.2)
_____________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues decreased $0.3 million, or 0.1%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease in revenues was due to a $25.3 million decrease in Corrosion Protection primarily from lower revenues in our pipe coating and insulation operation as a result of production in 2017 on a large deepwater project. Partially offsetting the decrease was a $19.4 million increase in Energy Services due to an increase in turnaround services activity and, to a lesser extent, higher construction and maintenance services activities and a $5.6 million increase in Infrastructure Solutions primarily due to an increase in CIPP contracting installation services activity and FRP project activity in our Asia-Pacific operation and an increase in fusible PVC project activity in our North American operation.

Gross Profit and Gross Profit Margin
Gross profit decreased $5.9 million, or 8.8%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease in gross profit was due to a $4.4 million decrease in Corrosion Protection primarily from lower revenues in our pipe coating and insulation operation, as discussed above, and a $4.5 million decrease in Infrastructure Solutions primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity. Partially offsetting the decreases in gross profit was a $3.0 million increase in Energy Services mainly due to increased revenues and improved labor efficiency associated with turnaround and maintenance services activities.
Gross profit margin declined to 18.9% in the first quarter of 2018 from 20.7% in the first quarter of 2017. The decline was primarily due to a decrease in gross profit margin in Infrastructure Solutions as a result of severe weather, which negatively impacted productivity in our North American CIPP business, as well as certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations. Offsetting the decreases was improved gross profit margin performance in Corrosion Protection primarily related to high margin, international project activities, most notably in our coating services operation in the Middle East.
Operating Expenses
Operating expenses increased $3.4 million, or 6.4%, in the first quarter of 2018 compared to the first quarter of 2017. As part of our restructuring efforts, we recognized charges of $3.5 million and expense reversals of $0.3 million in the first quarters of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $0.3 million, or 0.6%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease in operating expenses was mainly due to a $1.9 million decrease in Infrastructure Solutions primarily from exiting contracting installation services for non-pressure pipe FRP applications and cost savings primarily in our North American operation associated with our 2017 Restructuring actions. Partially offsetting the decrease in operating expenses was a $1.6 million increase in Energy Services primarily due to a reserve reversal recorded in the first quarter of 2017 for certain Brinderson pre-acquisition matters and an increase in general and administrative expenses to support continued growth in the business.
Operating expenses as a percentage of revenues were 17.3% in the first quarter of 2018 compared to 16.2% in the first quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.2% in the first quarter of 2018 compared to 16.3% in the first quarter of 2017.
Consolidated Net Income (Loss)
Consolidated net income (loss) was a loss of $2.1 million in the first quarter of 2018, a decrease of $7.9 million, or 135.2%, from consolidated net income of $5.9 million in the first quarter of 2017.
Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $5.2 million and reversals of $0.1 million in the first quarters of 2018 and 2017, respectively; (ii) acquisition and divestiture expenses of $0.4 million and $0.5 million in the first quarters of 2018 and 2017, respectively; and (iii) credit facility amendment fees of $1.7 million in the first quarter of 2018.
Excluding the above items, consolidated net income was $4.2 million in the first quarter of 2018, a decrease of $1.9 million, or 31.1%, from $6.1 million in the first quarter of 2017. The decrease was primarily due to: (i) lower operating income in Infrastructure Solutions, primarily due to lower gross profit generated from CIPP contracting installation services activity in North America as severe weather negatively impacted productivity; and (ii) lower operating income in Corrosion Protection due to decreased revenues in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Partially offsetting the decrease in consolidated net income was an increase from higher revenues, gross profit and operating income in Energy Services related to higher margin turnaround and maintenance services activities. Consolidated net income in the first quarter of 2018, as compared to the first quarter of 2017, was positively impacted by a lower interest expense due to lower debt balances and certain discrete tax benefits recorded during the first quarter of 2018.

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
The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2018	December 31, 2017	March 31, 2017
Infrastructure Solutions	$349.2	$328.9	$317.1
Corrosion Protection (1)	155.6	155.7	188.9
Energy Services (2)	215.6	207.8	206.3
Total backlog (1)	$720.4	$692.4	$712.3
__________________________

(1)
March 31, 2018, December 31, 2017 and March 31, 2017 included backlog from our large, domestic deepwater pipe coating and insulation contract of $2.0 million, $3.5 million and $51.7 million, respectively.

(2)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2018, 0.6% and 15.3% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”), increased $4.9 million, or 1.4%, to $352.8 million in the first quarter of 2018 compared to $347.9 million in the first quarter of 2017.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues	$134,427	$128,868	$5,559	4.3%
Gross profit	26,709	31,251	(4,542)	(14.5)
Gross profit margin	19.9%	24.3%	N/A	(440	)bp
Operating expenses	25,592	25,108	484	1.9
Acquisition and divestiture expenses	33	533	(500)	(93.8)
Restructuring and related charges	1,433	—	1,433	N/M
Operating income (loss)	(349)	5,610	(5,959)	(106.2)
Operating margin	(0.3)%	4.4%	N/A	(470	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Infrastructure Solutions increased $5.6 million, or 4.3%, in the first quarter of 2018 compared to the first quarter of 2017. The increase in revenues was primarily due to an increase in CIPP contracting installation services activity and FRP project activity in our Asia-Pacific operation and an increase in Fusible PVC® project activity in our North American operation. Partially offsetting the increases in revenues was a decrease in FRP project activity in our North American operation, specifically associated with non-pressure pipe FRP contracting installation services activity. As part of our 2017 Restructuring, we are exiting contracting installation services for non-pressure pipe FRP applications within the North American market. Revenues from CIPP contracting installation services activity in our North American operation in the first quarter of 2018 increased slightly as compared to the first quarter of 2017, as revenue producing crew expansion was mostly offset by negative impacts from severe weather.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions decreased $4.5 million, or 14.5%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease was primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity. While we minimized unproductive labor hours whenever possible, unallocated idle equipment costs significantly impacted gross profit in North America. Gross profit also decreased due to certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations. Partially offsetting the decreases in gross profit were increases primarily related to higher revenues generated from CIPP contracting installation services activity and FRP project activity in our Asia-Pacific operation and Fusible PVC® project activity in our North American operation.
Gross profit margin declined 440 basis points mainly due to negative impacts from severe weather in our North American operation and certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations, as noted above. Partially offsetting the decreases in gross profit margin were increases driven by improved project performance associated with Fusible PVC® and FRP project activities in our North American operation and CIPP contracting installation services activity in our Asia-Pacific operation.
Operating Expenses
Operating expenses in Infrastructure Solutions increased $0.5 million, or 1.9%, in the first quarter of 2018 compared to the first quarter of 2017. As part of our restructuring efforts, we recognized charges of $2.1 million in the first quarter of 2018 and expense reversals of $0.3 million in the first quarter of 2017, respectively. Excluding restructuring charges, operating expenses decreased $1.9 million, or 7.4%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease in operating expenses was primarily due to exiting contracting installation services for non-pressure pipe FRP applications and achieved cost savings achieved, primarily in our North American operation, in connection with our 2017 Restructuring actions.
Operating expenses as a percentage of revenues were 19.0% in the first quarter of 2018 compared to 19.5% in the first quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 17.5% in the first quarter of 2018 compared to 19.7% in the first quarter of 2017.
Operating Income (Loss) and Operating Margin
Operating income (loss) in Infrastructure Solutions decreased $6.0 million, or 106.2%, to a loss of $0.3 million in the first quarter of 2018 compared to income of $5.6 million in the first quarter of 2017. Operating margin declined to (0.3)% in the first quarter of 2018 compared to 4.4% in the first quarter of 2017.
Included in operating income are the following items: (i) restructuring charges of $3.5 million and expense reversals of $0.1 million in the first quarters of 2018 and 2017, respectively; and (ii) acquisition-related expenses of $0.5 million in the first quarter of 2017.
Excluding the above items, operating income decreased $2.8 million, or 46.9%, to $3.2 million in the first quarter of 2018 compared to $6.1 million in the first quarter of 2017 and operating margin declined 230 basis points to 2.4% in the first quarter of 2018 compared to 4.7% in the first quarter of 2017. Operating income and operating margin decreased primarily due to severe weather that negatively impacted productivity in our North American CIPP contracting operation and certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations. Partially offsetting these decreases were higher revenues and profitability from Fusible PVC® project activity in our North American operation, improved CIPP contracting performance in our Asia-Pacific operation, and cost savings achieved in connection with our 2017 Restructuring actions.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues	$98,105	$123,390	$(25,285)	(20.5)%
Gross profit	23,576	27,963	(4,387)	(15.7)
Gross profit margin	24.0%	22.7%	N/A	130	bp
Operating expenses	22,039	20,751	1,288	6.2
Acquisition and divestiture expenses	359	—	359	N/M
Restructuring and related charges	356	—	356	N/M
Operating income	822	7,212	(6,390)	(88.6)
Operating margin	0.8%	5.8%	N/A	(500	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues in Corrosion Protection decreased $25.3 million, or 20.5%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease was primarily due to a $36.4 million decrease in revenues in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Also contributing to the decrease in revenues was a decrease in project activities in our cathodic protection operation in North America. Partially offsetting the decreases in revenues was an increase in international project activities, most notably in the Middle East, in our coating services and industrial linings operations.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $4.4 million, or 15.7%, in the first quarter of 2018 compared to the first quarter of 2017. Gross profit decreased primarily due to lower revenues in our pipe coating and insulation operation, as discussed above. Partially offsetting the decrease in gross profit were increases associated with higher revenues in our coating services operation and improved project performance in our cathodic protection operation.
Gross profit margin improved 130 basis points in the first quarter of 2018 compared to the first quarter of 2017. Despite lower revenues and related gross profit, mostly due to lower revenues in our pipe coating and insulation operation and our cathodic protection operation, gross profit margin improved primarily due to high margin, international project activities, most notably in the Middle East, in our coating services operation and improved project performance in our cathodic protection operation in North America.
Operating Expenses
Operating expenses in Corrosion Protection increased $1.3 million, or 6.2%, in the first quarter of 2018 compared to the first quarter of 2017. As part of our restructuring efforts, we recognized charges of $1.4 million in the first quarter of 2018. Excluding restructuring charges, operating expenses decreased $0.1 million, or 0.3%, in the first quarter of 2018 compared to the first quarter of 2017. Operating expenses decreased primarily due to cost savings achieved in connection with our 2017 Restructuring actions.
Operating expenses as a percentage of revenues were 22.5% in the first quarter of 2018 compared to 16.8% in the first quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 21.1% in the first quarter of 2018 compared to 16.8% in the first quarter of 2017. The increase, as a percentage of revenues, was primarily driven by revenues from a large deepwater project performed in 2017.
Operating Income and Operating Margin
Operating income in Corrosion Protection decreased $6.4 million, or 88.6%, to $0.8 million in the first quarter of 2018 compared to $7.2 million in the first quarter of 2017. Operating margin declined to 0.8% in the first quarter of 2018 compared to 5.8% in the first quarter of 2017.
Included in operating income are (i) restructuring charges of $1.7 million in the first quarter of 2018 related to extension of benefits, employee assistance programs, wind-down and other related restructuring costs, and (ii) acquisition and divestiture related expenses of $0.4 million in the first quarter of 2018 primarily related to the planned sale of our pipe coating and insulation operation.
Excluding restructuring charges and acquisition and divestiture expenses, operating income decreased $4.3 million, or 59.9%, to $2.9 million in the first quarter of 2018 compared to $7.2 million in the first quarter of 2017 and operating margin declined to 2.9% in the first quarter of 2018 compared to 5.8% in the first quarter of 2017. The decreases in operating income and operating margin were primarily the result of lower revenues and related gross profit in our pipe coating and insulation operation driven by higher margin production in 2017 on a large deepwater project. Partially offsetting the decreases in operating income and operating margin were increases mainly generated from international project activities, primarily in the Middle East, in our coating service operation.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues	$92,329	$72,917	$19,412	26.6%
Gross profit	11,219	8,198	3,021	36.9
Gross profit margin	12.2%	11.2%	N/A	100	bp
Operating expenses	8,511	6,887	1,624	23.6
Operating income	2,708	1,311	1,397	106.6
Operating margin	2.9%	1.8%	N/A	110	bp
______________________________
“N/A” represents not applicable.
Revenues
Revenues in Energy Services increased $19.4 million, or 26.6%, in the first quarter of 2018 compared to the first quarter of 2017. The increase was due to higher volume associated with turnaround services activity and, to a lesser extent, increased construction and maintenance services activities. These increases were the result of increased demand from existing customers and successful completion of labor transitions at refineries to comply with labor laws in California.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services increased $3.0 million, or 36.9%, in the first quarter of 2018 compared to the first quarter of 2017. The increase in gross profit was primarily due to an increase in revenues, mostly driven by turnaround services activity, and completion of labor transitions at refineries, as noted above.
Gross profit margin improved 100 basis points in the first quarter of 2018 compared to the first quarter of 2017. The increase in gross profit margin was primarily due to improved project performance and mix of higher margin services related to turnaround and maintenance services activities.
Operating Expenses
Operating expenses in Energy Services increased $1.6 million, or 23.6%, in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily due to a reserve reversal recorded in the first quarter of 2017 for certain Brinderson pre-acquisition matters and an increase in general and administrative expenses to support continued growth in the business. Operating expenses as a percentage of revenues were 9.2% in the first quarter of 2018 compared to 9.4% in the first quarter of 2017.
Operating Income and Operating Margin
Operating income in Energy Services increased $1.4 million, or 106.6%, in the first quarter of 2018 compared to the first quarter of 2017. Operating margin improved to 2.9% in the first quarter of 2018 compared to 1.8% in the first quarter of 2017. The increases in operating income and operating margin were primarily due to increased revenues and gross profit contributions associated with higher margin turnaround and maintenance services activities.

Other Income (Expense)
Interest Income and Expense
Interest income decreased an immaterial amount in the first quarter of 2018 compared to the prior year quarter. Interest expense increased $1.4 million in the first quarter of 2018 compared to the prior year quarter. During the first quarter of 2018, we recognized expenses of $1.7 million related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs. Offsetting the increase in interest expense was a decrease related to reduced loan principal balances during the first quarter of 2018 compared to the first quarter of 2017.
Other Income (Expense)
Other expense was $0.3 million and $0.4 million in the quarters ended March 31, 2018 and 2017, respectively. In both periods, the balances primarily consisted of foreign currency transaction losses.

Taxes (Benefit) on Income (Loss)
Taxes on income decreased $3.0 million during the first quarter of 2018 compared to the first quarter of 2017. Our effective tax rate was a benefit of 40.4% on a pre-tax loss in the quarter ended March 31, 2018 compared to an expense of 20.5% on pre-tax income in the quarter ended March 31, 2017. The effective tax rate for the quarter ended March 31, 2018 was benefited by a $1.5 million, or 60.0% benefit to the effective tax rate, discrete item related to employee share-based payments that vested during the first quarter of 2018. Excluding this benefit, the Company recorded income tax expense on a pre-tax loss during the first quarter of 2018 primarily due to valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized. The effective tax rate for the quarter ended March 31, 2017 was favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States.

Non-controlling Interests
Income attributable to non-controlling interests was $0.6 million in the quarter ended March 31, 2018 compared to income of $1.9 million in the quarter ended March 31, 2017. In the first quarter of 2018, income was primarily driven from our joint ventures in Louisiana, Saudi Arabia and Oman. In the first quarter of 2017, income was primarily driven from our joint venture in Louisiana, which performed work on a large deepwater project in our pipe coating and insulation operation.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$87,173	$105,717
Restricted cash	1,858	1,839
Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital, debt service and share repurchases.
During the first quarter of 2018, capital expenditures were primarily related to growth and maintenance capital related to the CIPP operations in Infrastructure Solutions, primarily in the United States, and growth capital in Energy Services. For 2018, we anticipate that we will spend approximately $30.0 million to $35.0 million for capital expenditures, which is a similar overall level from that in 2017. During 2018, capital expenditures will primarily be used to: (i) support the growth of our Infrastructure Solutions CIPP business and the growth of our Corrosion Protection businesses in the Middle East; and (ii) boost our information systems platform with a new human capital management system and upgrades to our enterprise resource planning system.
Under the terms of our amended Credit Facility, we are authorized to purchase up to $30.0 million of our common stock in open market transactions in 2018. In October 2017, our Board of Directors authorized the open market repurchase of up to

$40.0 million of our common stock to be made during 2018. That authorization is now limited to $30.0 million in 2018 due to the recent amendment to our Credit Facility. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. During the quarter ended March 31, 2018, we acquired 353,831 shares of our common stock for $8.4 million ($23.78 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 217,749 shares of our common stock for $5.3 million ($24.14 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Any shares repurchased during 2018 are expected to be funded primarily through available cash. Once repurchased, we promptly retire such shares.
As part of our 2017 Restructuring, we utilized cash of $4.4 million during the first quarter of 2018 and $12.9 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® system in North America, right-size our cathodic protection services operations in Canada, right-size our Infrastructure Solutions businesses in Australia and Denmark, and reduce corporate and other operating costs. Cumulatively, we have incurred both cash and non-cash charges of $29.0 million and expect to incur additional charges of $2 million to $5 million related to these activities, most of which are expected to be cash charges in 2018. Additionally, as we look to simplify our organizational structure and streamline our operations to best accommodate the TCJA or for other operational reasons, we could incur both cash and non-cash charges in 2018 primarily related to the combination or dissolution of certain of our existing subsidiaries, the creation of new subsidiaries, and the foreign currency impact from settlement of inter-company loans.
At March 31, 2018, our cash balances were located worldwide for working capital, potential acquisitions and support needs. Given the breadth of our international operations, approximately $44.3 million, or 50.8%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2018. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As a result of the deemed mandatory repatriation provisions in the TCJA, in 2017 we included an estimated $210.6 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. The TCJA resulted in certain reassessments of previous indefinite reinvestment assertions with respect to certain jurisdictions. We do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on our investment in foreign subsidiaries at March 31, 2018 or December 31, 2017. We continue to refine our provisional balances under the TCJA and adjustments may be made during the allowed one-year measurement period. The ultimate impact of the TCJA may differ from the current provisional amounts and the adjustments could be material.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At March 31, 2018, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities provided $1.3 million in the first quarter of 2018 compared to $27.7 million used in the first quarter of 2017. The increase in operating cash flow from the prior year period was primarily due to cash flows related to working capital as a result of the timing of customer payments. Working capital used $12.6 million of cash during the first quarter of 2018 compared to $56.5 million used in the first quarter of 2017. During the first quarter of 2017, cash flow used by working capital requirements was negatively impacted by the timing of customer payments on certain large projects, including the domestic deepwater pipe coating and insulation project in Corrosion Protection and maintenance support services for several turnarounds in Energy Services. Working capital requirements for the first quarter of 2018 followed a more typical seasonal pattern of lower activity.

Cash Flows from Investing Activities
Cash flows from investing activities used $5.0 million during the first quarter of 2018 compared to $13.1 million used during the first quarter of 2017. During the first quarter of 2017, we used £6.5 million, approximately $8.0 million, to acquire Environmental Techniques. We used $5.2 million in cash for capital expenditures in the first quarter of 2018 compared to $3.9 million in the prior year period. In the first quarter of 2018 and 2017, $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenses in both periods. Capital expenditures in the first quarter of 2018 and 2017 were partially offset by $0.3 million and $0.2 million, respectively, in proceeds received from asset disposals.
Cash Flows from Financing Activities
Cash flows from financing activities used $16.9 million during the first quarter of 2018 compared to $5.4 million used in the first quarter of 2017. During the first quarter of 2018 and 2017, we used net cash of $13.7 million and $10.5 million, respectively, to repurchase 571,580 and 462,317 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. During the first quarter of 2018, we had net borrowings of $5.0 million from our line of credit to fund domestic working capital needs, and we used cash of $6.6 million to pay down the principal balance of our term loans. Additionally, during the first quarter of 2018, we used cash of $2.4 million to amend our original credit facility, as discussed in Note 7 to the consolidated financial statements contained in this report. During the first quarter of 2017, we had net borrowings of $10.0 million from our line of credit primarily to fund our acquisition activity, and we used cash of $4.4 million to pay down the principal balance of our term loan.
Long-Term Debt
In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. On February 27, 2018, the Company amended this facility (the “amended Credit Facility”). The amended Credit Facility consists of a $300.0 million five-year revolving line of credit and a $308.4 million five-year term loan facility, each with a maturity date in February 2023.
The Company paid expenses of $2.4 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first quarter of 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first quarter of 2018.
Our indebtedness at March 31, 2018 consisted of $301.9 million outstanding from the $308.4 million term loan under the amended Credit Facility, $43.0 million on the line of credit under the amended Credit Facility and $0.3 million of third-party notes and bank debt. Additionally, the Company had $7.8 million of debt held by a joint venture (representing funds loaned by its joint venture partner) listed as held for sale at March 31, 2018 related to the planned sale of Bayou.
As of March 31, 2018, we had $31.1 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $13.4 million was collateral for the benefit of certain of our insurance carriers and $17.7 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
On March 12, 2018, we entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires us to make a monthly fixed rate payment of 2.937% calculated on the then amortizing $170.6 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of our term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at March 31, 2018 and expect continued compliance for the foreseeable future.
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

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 10 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at March 31, 2018 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2018 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.
At March 31, 2018, the estimated fair value of our long-term debt was approximately $344.6 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2018 would result in a $1.0 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2018, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $4.5 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2018, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2018 (1) (2)	76,148	$25.61	69,300	$28,227,784
February 2018 (1) (2)	325,904	24.13	124,035	25,237,042
March 2018 (1) (2)	169,528	22.75	160,496	21,585,486
Total	571,580	$23.92	353,831
_________________________________

(1)
In October 2017, our board of directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2018. That authorization was reduced to $30.0 million in 2018 in connection with the recent amendment to our Credit Facility. Any shares repurchased will be pursuant to one or more 10b5-1 plans. The program will expire on the earlier of: (i) December 31, 2018; (ii) the repurchase by the Company of $30.0 million of common stock pursuant to the program; or (iii) the board of director’s termination of the program. We began repurchasing shares under this program in January 2018. Once repurchased, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. For the quarter ended March 31, 2018, 217,749 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retire the shares.

Item 4. Mine Safety Disclosures.
Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: May 3, 2018	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Director Deferred Stock Unit Agreement (for Non-Employee Directors), filed herewith. (1)

10.2
Form of Restricted Stock Unit Agreement, dated April 23, 2018, between Aegion Corporation and David F. Morris (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed April 27, 2018). (1)

10.3
Second Amendment to the Aegion Corporation Employee Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 16, 2018 in connection with the 2018 annual meeting of stockholders). (1)

10.4
Voluntary Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2017). (1)

10.5	Management Annual Incentive Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K for the year ended December 31, 2017). (1)

10.6
Form of Performance Unit Agreement, dated February 21, 2018, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2017). (1)

10.7
Form of Restricted Stock Unit Agreement, dated February 21, 2018, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.20 to the annual report on Form 10-K for the year ended December 31, 2017). (1)

10.8
Second Amendment to Credit Agreement, dated February 27, 2018 between Aegion Corporation, the Guarantors, Bank of America, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 1, 2018).

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.
(1) Management contract or compensatory plan, contract or arrangement.