Form 10-Q
period 2018-06-30
Aegion Corp
filed 2018-08-02
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 32,311,103 shares of common stock, $.01 par value per share, outstanding at July 26, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$335,030	$354,473	$659,891	$679,648
Cost of revenues	263,977	274,705	527,334	532,468
Gross profit	71,053	79,768	132,557	147,180
Operating expenses	54,222	58,109	110,364	110,855
Acquisition and divestiture expenses	832	—	1,224	533
Restructuring and related charges	1,540	—	3,329	—
Operating income	14,459	21,659	17,640	35,792
Other income (expense):
Interest expense	(3,923)	(4,005)	(9,366)	(8,052)
Interest income	62	35	109	84
Other	(506)	(408)	(768)	(795)
Total other expense	(4,367)	(4,378)	(10,025)	(8,763)
Income before taxes on income	10,092	17,281	7,615	27,029
Taxes on income	2,894	5,103	1,893	7,098
Net income	7,198	12,178	5,722	19,931
Non-controlling interests (income) loss	723	(1,078)	130	(2,960)
Net income attributable to Aegion Corporation	$7,921	$11,100	$5,852	$16,971

Earnings per share attributable to Aegion Corporation:
Basic	$0.24	$0.33	$0.18	$0.51
Diluted	$0.24	$0.33	$0.18	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,198	$12,178	$5,722	$19,931
Other comprehensive income (loss):
Currency translation adjustments	(6,510)	12,569	(4,282)	16,438
Deferred gain (loss) on hedging activity, net of tax (1)	684	(307)	1,178	176
Pension activity, net of tax (2)	12	(11)	5	(16)
Total comprehensive income	1,384	24,429	2,623	36,529
Comprehensive (income) loss attributable to non-controlling interests	1,023	(1,111)	377	(2,980)
Comprehensive income attributable to Aegion Corporation	$2,407	$23,318	$3,000	$33,549
__________________________

(1)	Amounts presented net of tax of $245 and $(204) for the quarters ended June 30, 2018 and 2017, respectively, and $422 and $117 for the six months ended June 30, 2018 and 2017, respectively.

(2)	Amounts presented net of tax of $3 and $(3) for the quarters ended June 30, 2018 and 2017, respectively, and $1 and $(4) for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$74,281	$105,717
Restricted cash	1,911	1,839
Receivables, net of allowances of $6,463 and $5,775, respectively	197,738	201,570
Retainage	32,167	33,002
Contract assets	77,329	75,371
Inventories	64,660	63,969
Prepaid expenses and other current assets	26,976	35,282
Assets held for sale	81,262	70,314
Total current assets	556,324	587,064
Property, plant & equipment, less accumulated depreciation	106,262	109,040
Other assets
Goodwill	261,885	260,715
Intangible assets, less accumulated amortization	127,618	132,345
Deferred income tax assets	1,658	1,666
Other assets	16,483	16,269
Total other assets	407,644	410,995
Total Assets	$1,070,230	$1,107,099

Liabilities and Equity
Current liabilities
Accounts payable	$66,388	$70,611
Accrued expenses	84,034	92,011
Contract liabilities	43,088	51,597
Current maturities of long-term debt	26,555	26,555
Liabilities held for sale	20,247	20,900
Total current liabilities	240,312	261,674
Long-term debt, less current maturities	313,691	318,240
Deferred income tax liabilities	9,500	9,211
Other non-current liabilities	12,289	12,918
Total liabilities	575,792	602,043

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 32,303,638 and 32,462,542, respectively	323	325
Additional paid-in capital	127,242	140,749
Retained earnings	392,128	386,008
Accumulated other comprehensive loss	(35,688)	(32,836)
Total stockholders’ equity	484,005	494,246
Non-controlling interests	10,433	10,810
Total equity	494,438	505,056
Total Liabilities and Equity	$1,070,230	$1,107,099

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2016	33,956,304	$340	$166,598	$455,062	$(53,500)	$7,683	$576,183
Net income	—	—	—	16,971	—	2,960	19,931
Issuance of shares pursuant to restricted stock units	64,111	1	—	—	—	—	1
Issuance of shares pursuant to performance units	49,672	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	17,028	—	—	—	—	—	—
Forfeitures of restricted shares	(1,084)	—	—	—	—	—	—
Shares repurchased and retired	(965,537)	(10)	(21,024)	—	—	—	(21,034)
Equity-based compensation expense	—	—	6,736	—	—	—	6,736
Distributions to non-controlling interests	—	—	—	—	—	(35)	(35)
Currency translation adjustment and derivative transactions, net	—	—	—	—	16,578	20	16,598
BALANCE, June 30, 2017	33,120,494	$331	$152,310	$472,033	$(36,922)	$10,628	$598,380

BALANCE, December 31, 2017	32,462,542	$325	$140,749	$386,008	$(32,836)	$10,810	$505,056
Cumulative effect adjustment (see Revenues: Note 3)	—	—	—	268	—	—	268
Net income (loss)	—	—	—	5,852	—	(130)	5,722
Issuance of shares pursuant to restricted stock units	295,420	3	—	—	—	—	3
Issuance of shares pursuant to performance units	296,909	3	—	—	—	—	3
Issuance of shares pursuant to deferred stock unit awards	20,939	—	—	—	—	—	—
Shares repurchased and retired	(772,172)	(8)	(18,601)	—	—	—	(18,609)
Equity-based compensation expense	—	—	5,094	—	—	—	5,094
Currency translation adjustment and derivative transactions, net	—	—	—	—	(2,852)	(247)	(3,099)
BALANCE, June 30, 2018	32,303,638	$323	$127,242	$392,128	$(35,688)	$10,433	$494,438

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,722	$19,931
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	18,777	23,964
Gain on sale of fixed assets	(239)	(223)
Equity-based compensation expense	5,094	6,736
Deferred income taxes	395	5,353
Non-cash restructuring charges	2,980	102
Loss on foreign currency transactions	824	862
Other	477	(1,150)
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	(6,007)	(36,862)
Inventories	(3,882)	(4,855)
Prepaid expenses and other assets	7,779	19,062
Accounts payable and accrued expenses	(9,960)	(3,210)
Contract liabilities	(12,616)	(30,503)
Other operating	853	310
Net cash provided by (used in) operating activities	10,197	(483)

Cash flows from investing activities:
Capital expenditures	(13,616)	(12,829)
Proceeds from sale of fixed assets	595	430
Patent expenditures	(209)	(246)
Other acquisition activity	(3,000)	(9,045)
Net cash used in investing activities	(16,230)	(21,690)

Cash flows from financing activities:
Repurchase of common stock	(18,609)	(21,034)
Distributions to non-controlling interests	—	(35)
Payment of contingent consideration	—	(500)
Credit facility amendment fees	(1,093)	—
Principal payments on notes payable	(22)	—
Proceeds from line of credit, net	9,000	17,000
Principal payments on long-term debt	(13,125)	(8,750)
Net cash used in financing activities	(23,849)	(13,319)
Effect of exchange rate changes on cash	(830)	8,056
Net decrease in cash, cash equivalents and restricted cash for the period	(30,712)	(27,436)
Cash, cash equivalents and restricted cash, beginning of year	108,545	134,392
Cash, cash equivalents and restricted cash, end of period	77,833	106,956
Cash, cash equivalents and restricted cash associated with assets held for sale, end of period	(1,641)	—
Cash, cash equivalents and restricted cash, end of period	$76,192	$106,956
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

Acquisitions/Strategic Initiatives/Divestitures
2017 Restructuring
On July 28, 2017, the Company’s board of directors approved a realignment and restructuring plan (the “2017 Restructuring”). As part of the 2017 Restructuring, the Company announced plans to: (i) divest the Company’s pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® system in North America; (iii) right-size the cathodic protection services operation in Canada and the cured-in-place pipe (“CIPP”) businesses in Australia and Denmark; and (iv) reduce corporate and other operating costs. These decisions reflected the Company’s: (a) desire to reduce further its exposure in the North American upstream oil and gas markets; (b) assessment of its ability to drive sustainable, profitable growth in the non-pipe fiber reinforced polymer (“FRP”) contracting market in North America; and (c) assessment of continuing weak conditions in the Canadian oil and gas markets. See Note 4.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On May 14, 2018, the Company’s board of directors approved a plan to divest the Company’s CIPP business in Australia. While restructuring actions in Australia have led to year-over-year improvements in operating results, an assessment of the long-term fit within the Company’s portfolio led to the decision to divest the business. Accordingly, the Company has classified Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheets at June 30, 2018. See Note 5.
Corrosion Protection Segment (“Corrosion Protection”)
On May 4, 2018, the Company acquired the operations of Hebna Inc., Hebna Canada Inc. and Hebna Corporation (collectively “Hebna”), for a total purchase price of $6.0 million ($3.0 million was paid during the second quarter of 2018 and $3.0 million is expected to be paid during the third quarter of 2018). The transaction is expected to be funded from a combination of domestic and international cash balances, with 50% of the purchase price being paid by the Company’s joint venture in Oman, in which the Company is a 51% partner. Hebna provides pipeline lining services, including compressed-fit lining, slip-lining, liner and free-standing pipe fusing, pipeline assessment and integrity management, pipeline pigging and calibration, and roto-lining services primarily in the United States, Canada and Middle East.
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
On July 28, 2017, the Company’s board of directors approved a plan to divest Bayou. Accordingly, the Company has classified Bayou’s assets and liabilities as held for sale on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017. See Note 5.

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
The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	June 30, 2018	December 31, 2017
Currency translation adjustments	$(40,386)	$(35,928)
Derivative hedging activity	4,936	3,336
Pension activity	(238)	(244)
Total accumulated other comprehensive loss	$(35,688)	$(32,836)
Net foreign exchange transaction losses of $0.5 million and $0.5 million in the second quarters of 2018 and 2017, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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
In 2017, in connection with its initial analysis of the TCJA, the Company recorded a provisional estimated net income tax expense of $2.4 million, which consisted of a charge of $10.4 million for the deemed mandatory repatriation less $7.1 million related to the release of deferred tax liabilities on unremitted foreign earnings and $0.9 million associated with other TCJA related impacts. On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), directing a taxpayer to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for income tax effects of the TCJA. In accordance with SAB 118, the additional estimated income tax of $2.4 million represented the Company’s best estimate at the time it was made, but also understanding that the provisional amount is subject to further adjustments under SAB 118. There were no changes to this estimate during the first six months of 2018. The Company continues to refine provisional balances, and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, issuance of additional regulatory guidance from the U.S. federal and state tax authorities, or its own assumption changes. All accounting will be completed within the one-year measurement period allowed under SAB 118. The ultimate impact of the TCJA may differ from the current provisional amounts and the adjustments could be material.
Earnings per Share
Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares used for basic EPS	32,378,260	33,375,989	32,430,819	33,596,435
Effect of dilutive stock options and restricted and deferred stock unit awards	628,600	683,857	668,426	685,937
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	33,006,860	34,059,846	33,099,245	34,282,372
The Company excluded 77,807 stock options for the quarter and six months ended June 30, 2017, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.
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
Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	June 30, 2018	December 31, 2017
Cash and cash equivalents(1)	$74,281	$105,717
Restricted cash	1,911	1,839
Cash, cash equivalents and restricted cash	$76,192	$107,556
__________________________

(1)	Amounts exclude $1.6 million and $1.0 million of cash and cash equivalents classified as held for sale at June 30, 2018 and December 31, 2017, respectively.
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
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended June 30, 2018.
Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	June 30, 2018(1)	December 31, 2017(2)
Current assets	$42,532	$42,732
Non-current assets	27,512	26,346
Current liabilities	14,160	12,449
Non-current liabilities	30,563	30,675

__________________________

(1)
Amounts include $24.0 million of assets and $9.9 million of liabilities classified as held for sale relating to our pipe coating and insulation joint venture in Louisiana, Bayou Wasco Insulation, LLC. See Note 5.

(2)
Amounts include $25.4 million of assets and $9.8 million of liabilities classified as held for sale relating to our pipe coating and insulation joint venture in Louisiana, Bayou Wasco Insulation, LLC. See Note 5.

	Quarters Ended June 30,		Six Months Ended June 30,
Income statement data (1)	2018	2017(1)	2018	2017(1)
Revenue	$6,723	$27,398	$22,773	$61,459
Gross profit	434	4,190	3,744	9,720
Net income (loss) attributable to Aegion Corporation	(1,188)	678	60	1,950
__________________________

(1)
During the second quarter and first six months of 2017, increased activity was primarily driven from our joint venture in Louisiana, which performed work on a large deepwater pipe coating and insulation project.

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
In early 2017, the Company identified a project manager as well as a cross-functional implementation team responsible for identifying and assessing the impact on its lease contracts. During 2017 and the first half of 2018, the implementation team made substantial progress on the assessment phase, which included data retrieval from the Company’s key third-party lease administration vendors and the identification of the Company’s known lease contracts throughout the world. In addition, the Company selected a third-party software solution to support recognition and disclosure under the new standard. During the second half of 2018, the Company will: (i) perform an analysis of the new standard on its current lease contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard; (ii) begin software customization and migration of existing data into the new software solution; and (iii) identify any further potential changes to business processes, systems and controls.
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
The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting FASB ASC 606, with the impact primarily related to royalty license fee revenues. The impact to revenues for the six months ended June 30, 2018 was a decrease of $0.3 million as a result of applying FASB ASC 606.
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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 93.4% and 93.9% of revenues for the quarters ended June 30, 2018 and 2017, respectively, and 94.2% and 93.4% of revenues for the six months ended June 30, 2018 and 2017, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 6.6% and 6.1% of revenues for the quarters ended June 30, 2018 and 2017, respectively, and 5.8% and 6.6% for the six months ended June 30, 2018 and 2017, respectively.
On June 30, 2018, the Company had $737.5 million of remaining performance obligations. The Company estimates that approximately $728.0 million, or 98.7%, of the remaining performance obligations at June 30, 2018 will be realized as revenues in the next 12 months.
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
Revenue by Category
The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$117,580	$71,386	$77,909	$266,875
Canada	15,607	14,819	—	30,426
Europe	12,996	2,850	—	15,846
Other foreign	14,549	7,334	—	21,883
Total revenues	$160,732	$96,389	$77,909	$335,030

	Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$211,425	$135,245	$170,238	$516,908
Canada	27,876	31,389	—	59,265
Europe	26,140	5,715	—	31,855
Other foreign	29,718	22,145	—	51,863
Total revenues	$295,159	$194,494	$170,238	$659,891

	Quarter Ended June 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$106,367	$93,693	$78,447	$278,507
Canada	13,417	15,870	—	29,287
Europe	14,336	3,808	—	18,144
Other foreign	14,191	14,344	—	28,535
Total revenues	$148,311	$127,715	$78,447	$354,473

	Six Months Ended June 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$200,271	$184,596	$151,364	$536,231
Canada	24,233	31,881	—	56,114
Europe	27,296	6,993	—	34,289
Other foreign	25,379	27,635	—	53,014
Total revenues	$277,179	$251,105	$151,364	$679,648

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$149,532	$63,982	$5,967	$219,481
Time and materials	—	21,441	71,942	93,383
Product sales	11,187	10,966	—	22,153
License fees	13	—	—	13
Total revenues	$160,732	$96,389	$77,909	$335,030

	Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$274,794	$141,883	$11,724	$428,401
Time and materials	—	34,549	158,514	193,063
Product sales	20,332	18,062	—	38,394
License fees	33	—	—	33
Total revenues	$295,159	$194,494	$170,238	$659,891

	Quarter Ended June 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$137,951	$101,493	$1,161	$240,605
Time and materials	—	14,661	77,286	91,947
Product sales	10,204	11,561	—	21,765
License fees	156	—	—	156
Total revenues	$148,311	$127,715	$78,447	$354,473

	Six Months Ended June 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$256,948	$200,013	$2,668	$459,629
Time and materials	—	26,137	148,696	174,833
Product sales	19,918	24,955	—	44,873
License fees	313	—	—	313
Total revenues	$277,179	$251,105	$151,364	$679,648

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
For fixed fee and time-and-materials based contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. For some royalty license arrangements, minimum amounts are billed over the license term as quarterly royalty amounts are determined. This results in contract assets as the Company recognizes revenue for the license when the license is transferred to the customer at contract inception. The Company’s contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.
The Company’s contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Advance payments, billings in excess of revenue recognized and deferred revenue are each classified as current.
Net contract assets (liabilities) consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract assets – current	$77,329	$75,371
Contract liabilities – current	(43,088)	(51,597)
Net contract assets (liabilities)	$34,241	$23,774
Included in the change of total net contract assets (liabilities) was a $2.0 million increase in contract assets, primarily related to the timing between work performed on open contracts and contractual billing terms, and a $8.5 million decrease in contract liabilities, primarily related to the timing of customer advances on certain contracts.
Substantially all of the $51.6 million and $62.7 million contract liabilities balances at December 31, 2017 and December 31, 2016, respectively, were recognized in revenues during the first six months of 2018 and 2017, respectively.
Impairment losses recognized on receivables and contract assets were not material during the first six months of 2018 and 2017.

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
During the first six months of 2018, total pre-tax 2017 Restructuring charges recorded were $8.2 million ($7.1 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring and related impairment charges since inception were $118.3 million ($108.8 million post-tax), including cash charges of $18.8 million and non-cash charges of $99.5 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. The Company reduced headcount by approximately 320 employees as a result of these actions. Management expects total restructuring and impairment charges for previously announced actions to be approximately $120 million.
While restructuring actions in Australia have led to year-over-year improvements in operating results, an assessment of the long-term fit within the Company’s portfolio led to the decision in May 2018 to divest the Australia CIPP business. See Note 5. Additionally, the Company determined in late July 2018 to exit CIPP operations in Denmark. See Note 13.
Additional cash and non-cash charges may be incurred as a result of decisions to exit the CIPP contracting operations in Australia and Denmark and pending the outcome of management’s evaluation of remaining international operations outside of the U.S. and Canada to assess the long-term viability of each business. Additionally, as the Company looks to simplify its organizational structure and streamline its operations to best accommodate the TCJA or for other operational reasons, it could incur both cash and non-cash charges in 2018 primarily related to the combination or dissolution of certain of its existing subsidiaries, the creation of new subsidiaries, and the foreign currency impact from settlement of inter-company loans. Management expects to incur all charges related to the 2017 Restructuring by the end of 2018.
During the quarter and six months ended June 30, 2018, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$1,001	$196	$1,197
Lease and contract termination costs	309	—	309
Relocation and other moving costs	34	—	34
Other restructuring costs (1)	1,210	163	1,373
Total pre-tax restructuring charges (2)	$2,554	$359	$2,913
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America and right-sizing the CIPP operations in Australia and Denmark.

(2)	Includes less than $0.1 million of corporate-related restructuring charges that have been allocated to the Infrastructure Solutions and Corrosion Protection reportable segments.

	Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$1,866	$402	$2,268
Lease and contract termination costs	837	150	987
Relocation and other moving costs	74	—	74
Other restructuring costs (1)	3,310	1,518	4,828
Total pre-tax restructuring charges (2)	$6,087	$2,070	$8,157
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America and right-sizing the CIPP operations in Australia and Denmark.

(2)	Includes $0.6 million of corporate-related restructuring charges that have been allocated to the Infrastructure Solutions and Corrosion Protection reportable segments.
2017 Restructuring costs related to severance, other termination benefit costs and early lease and contract termination costs were $1.5 million and $3.3 million for the quarter and six months ended June 30, 2018, respectively, and are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the 2017 Restructuring recognized in the quarter and six month period ended June 30, 2018 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Total (1)
Operating expenses	$1,210	$163	$1,373
Restructuring and related charges	1,344	196	1,540
Total pre-tax restructuring charges	$2,554	$359	$2,913
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $2.3 million and non-cash charges of $0.6 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Total (1)
Operating expenses	$3,310	$1,518	$4,828
Restructuring and related charges	2,777	552	3,329
Total pre-tax restructuring charges	$6,087	$2,070	$8,157
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $5.2 million and non-cash charges of $3.0 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following table summarizes the 2017 Restructuring activity during the first six months of 2018 (in thousands):

	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Utilized in 2018		Reserves at June 30, 2018
				Cash(1)	Non-Cash
Severance and benefit related costs	$3,864	$2,268	$(9)	$2,993	$—	$3,130
Lease and contract termination costs	650	987	(9)	1,041	—	587
Relocation and other moving costs	—	74	—	74	—	—
Other restructuring costs	675	4,828	—	2,373	2,980	150
Total pre-tax restructuring charges	$5,189	$8,157	$(18)	$6,481	$2,980	$3,867
__________________________

(1)	Refers to cash utilized to settle charges during the first six months of 2018.

5.    ASSETS AND LIABILITIES HELD FOR SALE
On July 28, 2017 and May 14, 2018, the Company’s board of directors approved plans to sell the assets and liabilities of Bayou and Australia, respectively (see Note 1). For Bayou, the Company is currently negotiating with a prospective buyer and expects to close a transaction in the third quarter of 2018. For Australia, a sales process, consisting of management meetings with multiple prospective buyers, is under way and management believes that it is probable that a sale will occur before the end of 2018.
The relevant asset and liability balances at June 30, 2018 and December 31, 2017 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. No impairment charges were recorded as the net carrying value approximated or was less than management’s current expectation of fair value less cost to sell. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	June 30, 2018			December 31, 2017
	Bayou	Australia	Total	Bayou
Assets held for sale:
Current assets
Cash and cash equivalents	$1,641	$—	$1,641	$989
Receivables, net	5,257	2,373	7,630	6,368
Retainage	—	16	16	—
Contract assets	1,659	2,735	4,394	1,299
Inventories	3,896	1,908	5,804	3,727
Prepaid expenses and other current assets	391	188	579	827
Total current assets	12,844	7,220	20,064	13,210
Property, plant & equipment, less accumulated depreciation	55,577	2,374	57,951	53,887
Identified intangible assets, less accumulated amortization	3,219	—	3,219	3,217
Other Assets	—	28	28	—
Total assets held for sale	$71,640	$9,622	$81,262	$70,314

Liabilities held for sale:
Current liabilities
Accounts payable	$2,258	$1,311	$3,569	$5,763
Accrued expenses	2,001	5,585	7,586	1,805
Contract liabilities	1,178	40	1,218	5,478
Total current liabilities	5,437	6,936	12,373	13,046
Long-term debt	7,757	—	7,757	7,757
Other non-current liabilities	117	—	117	97
Total liabilities held for sale	$13,311	$6,936	$20,247	$20,900

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2017:
Goodwill, gross	$246,486	$74,369	$80,246	$401,101
Accumulated impairment losses	(61,459)	(45,400)	(33,527)	(140,386)
Goodwill, net	185,027	28,969	46,719	260,715
2018 Activity:
Acquisition (1)	—	2,629	—	2,629
Foreign currency translation	(1,066)	(393)	—	(1,459)
Balance, June 30, 2018:
Goodwill, gross	245,420	76,605	80,246	402,271
Accumulated impairment losses	(61,459)	(45,400)	(33,527)	(140,386)
Goodwill, net	$183,961	$31,205	$46,719	$261,885
__________________________

(1)	During the second quarter of 2018 , the Company recorded goodwill of $2.6 million related to the acquisition of Hebna (see Note 1).

Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	10.2	$4,478	$(3,707)	$771	$4,497	$(3,623)	$874
Leases	2.5	796	(578)	218	796	(534)	262
Trademarks	9.9	15,505	(6,819)	8,686	15,464	(6,184)	9,280
Non-competes (1)	4.8	2,294	(1,097)	1,197	1,197	(1,048)	149
Customer relationships (1)	9.4	161,534	(62,279)	99,255	160,423	(56,907)	103,516
Patents and acquired technology	6.0	38,741	(21,250)	17,491	39,285	(21,021)	18,264
		$223,348	$(95,730)	$127,618	$221,662	$(89,317)	$132,345
__________________________

(1)	During the second quarter of 2018, the Company recorded non-competes of $1.1 million and customer relationships of $1.3 million related to the acquisition of Hebna (see Note 1).
Amortization expense was $3.5 million and $4.4 million for the quarters ended June 30, 2018 and 2017, respectively, and $7.0 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense by year is as follows (in thousands):

2018	$13,823
2019	13,640
2020	13,590
2021	13,402
2022	13,298

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term note, due February 27, 2023, annualized rates of 4.15% and 3.60%, respectively	$295,313	$308,437
Line of credit, 4.08% and 3.50%, respectively	47,000	38,000
Other notes with interest rates from 3.3% to 7.8%	799	875
Subtotal	343,112	347,312
Less – Current maturities of long-term debt	26,555	26,555
Less – Unamortized loan costs	2,866	2,517
Total	$313,691	$318,240
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
The Company paid expenses of $2.5 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.6 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first six months of 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first six months of 2018.
Generally, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2018 was approximately 4.08%.
The Company’s indebtedness at June 30, 2018 consisted of $295.3 million outstanding from the $308.4 million term loan under the amended Credit Facility, $47.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt. Additionally, the Company had $7.8 million of debt held by a joint venture (representing funds loaned by its joint venture partner) listed as held for sale at June 30, 2018 related to the planned sale of Bayou. During the first six months of 2018, the Company borrowed $9.0 million on the line of credit for domestic working capital needs.
As of June 30, 2018, the Company had $31.0 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $13.5 million was collateral for the benefit of certain of our insurance carriers and $17.5 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s long-term debt was approximately $342.9 million and $356.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of June 30, 2018 was approximately 3.52%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 12.
On March 12, 2018, the Company entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap will require the Company to make a monthly fixed rate payment of 2.937% calculated on the then amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment will offset the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. This interest rate swap will be used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and accounted for as a cash flow hedge. See Note 12.
The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.75 to 1.00. At June 30, 2018, the Company’s consolidated financial leverage ratio was 3.29 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $49.4 million of additional debt.

•
Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00. At June 30, 2018, the Company’s fixed charge ratio was 1.34 to 1.00.

At June 30, 2018, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

8.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
Under the terms of the amended Credit Facility, the Company is authorized to purchase up to $30.0 million of shares of its common stock in open market purchases during 2018. In October 2017, the Company’s board of directors authorized the open market repurchase of up to $40.0 million of the Company’s common stock to be made during 2018. That authorization was reduced to $30 million in 2018 in connection with the execution of the amended Credit Facility. The Company began repurchasing shares under this program in January 2018. Once repurchased, the Company promptly retires such shares.
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
During the first six months of 2018, the Company acquired 548,198 shares of the Company’s common stock for $13.2 million ($24.07 average price per share) through the open market repurchase program discussed above and 223,974 shares of the Company’s common stock for $5.4 million ($24.14 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
During the first six months of 2017, the Company acquired 868,222 shares of the Company’s common stock for $18.8 million ($21.72 average price per share) through the open market repurchase program discussed above and 97,315 shares of the Company’s common stock for $2.2 million ($22.33 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of June 30, 2018, 2,528,049 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders also approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the

2016 Director Plan. As of June 30, 2018, 75,406 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.
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
A summary of the stock award activity is as follows:

	Six Months Ended June 30, 2018
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	1,428,878	$21.53
Restricted stock units awarded	279,459	24.14
Performance stock units awarded	219,943	23.25
Restricted stock units distributed	(295,420)	17.36
Performance stock units distributed	(296,909)	21.55
Restricted stock units forfeited	(37,842)	21.39
Performance stock units forfeited	(30,529)	26.22
Outstanding at June 30, 2018	1,267,580	$23.27
Expense associated with stock awards was $2.0 million and $2.6 million for the quarters ended June 30, 2018 and 2017, respectively, and $4.1 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively. Unrecognized pre-tax expense of $15.9 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.07 years for awards outstanding at June 30, 2018.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Six Months Ended June 30, 2018
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	269,977	$20.14
Awarded	41,855	23.58
Distributed	(20,939)	19.48
Outstanding at June 30, 2018	290,893	$20.68
Expense associated with deferred stock unit awards was less than $0.9 million for each of the quarters ended June 30, 2018 and 2017, and $1.0 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

There were 73,897 stock options forfeited during the six months ended June 30, 2018 with a weighted average exercise price of $26.60 per share. Stock options outstanding and exercisable at June 30, 2018 were 52,783, with a weighted average exercise price of $18.11 per share.
There was no expense associated with stock option grants for both quarters and six months ended June 30, 2018 and 2017 and no unrecognized pre-tax expense related to stock option grants at June 30, 2018.
Financial data for stock option exercises are summarized as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Aggregate intrinsic value of outstanding stock options	$403	$349
Aggregate intrinsic value of exercisable stock options	403	349
The intrinsic value calculations are based on the Company’s closing stock price of $25.75 and $21.88 on June 30, 2018 and 2017, respectively.
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

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter and six-month period ended June 30, 2018 was 28.7% and 24.9%, respectively. These effective rates were negatively impacted, as compared to U.S. federal statutory tax rates, by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized. The effective tax rate for the six months ended June 30, 2018 was positively impacted by a $1.5 million net tax benefit, or 19.5% benefit to the effective tax rate, related to employee share-based payments vested during the first six months of 2018.
For the quarter and six-month period ended June 30, 2017, the Company’s effective tax rate was 29.5% and 26.3%, respectively. These effective rates were favorably impacted, as compared to U.S. federal statutory tax rates, by earnings from foreign jurisdictions, which, during the period, had lower statutory tax rates. The effective tax rate for the first six months of 2017 was also favorably impacted by the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States.

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
Purchase Commitments
The Company had no material purchase commitments at June 30, 2018.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2018 on its Consolidated Balance Sheet.

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
Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Infrastructure Solutions	$160,732	$148,311	$295,159	$277,179
Corrosion Protection	96,389	127,715	194,494	251,105
Energy Services	77,909	78,447	170,238	151,364
Total revenues	$335,030	$354,473	$659,891	$679,648

Gross profit:
Infrastructure Solutions	$35,949	$34,364	$62,658	$65,615
Corrosion Protection	24,537	35,636	48,113	63,599
Energy Services	10,567	9,768	21,786	17,966
Total gross profit	$71,053	$79,768	$132,557	$147,180

Operating income (loss):
Infrastructure Solutions (1)	$9,514	$8,391	$9,165	$14,001
Corrosion Protection (2)	2,899	11,239	3,721	18,451
Energy Services	2,046	2,029	4,754	3,340
Total operating income	14,459	21,659	17,640	35,792
Other income (expense):
Interest expense	(3,923)	(4,005)	(9,366)	(8,052)
Interest income	62	35	109	84
Other	(506)	(408)	(768)	(795)
Total other expense	(4,367)	(4,378)	(10,025)	(8,763)
Income before taxes on income	$10,092	$17,281	$7,615	$27,029
_______________________

(1)
Operating income in the second quarter of 2018 includes $2.6 million of 2017 Restructuring charges (see Note 4) and $0.3 million of costs primarily related to the planned divestiture of Australia. Operating income in the first six months of 2018 includes $6.1 million of 2017 Restructuring charges (see Note 4) and $0.3 million of costs primarily related to the planned divestiture of Australia. Operating income in the first six months of 2017 includes $0.5 million of costs incurred primarily related to the acquisition of Environmental Techniques.

(2)
Operating income in the second quarter of 2018 includes $0.4 million of 2017 Restructuring charges (see Note 4) and $0.5 million of costs incurred primarily related to the acquisition of Hebna and the planned divestiture of Bayou. Operating income in the first six months of 2018 includes $2.1 million of 2017 Restructuring charges (see Note 4) and $0.9 million of costs incurred primarily related to the acquisition of Hebna and the planned divestiture of Bayou.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (1):
United States	$266,875	$278,507	$516,908	$536,231
Canada	30,426	29,287	59,265	56,114
Europe	15,846	18,144	31,855	34,289
Other foreign	21,883	28,535	51,863	53,014
Total revenues	$335,030	$354,473	$659,891	$679,648

Gross profit:
United States	$58,599	$66,703	$108,162	$122,734
Canada	5,454	6,090	10,229	10,604
Europe	1,401	3,266	2,535	6,425
Other foreign	5,599	3,709	11,631	7,417
Total gross profit	$71,053	$79,768	$132,557	$147,180

Operating income (loss):
United States	$15,467	$19,614	$20,379	$32,131
Canada	1,962	2,478	3,115	3,938
Europe	(3,605)	(220)	(6,050)	188
Other foreign	635	(213)	196	(465)
Total operating income	$14,459	$21,659	$17,640	$35,792
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. At June 30, 2018, the Company’s cash flow hedges were in a net deferred gain position of $4.9 million due to favorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred gains and losses were recorded in other non-current assets and other non-current liabilities, respectively, and other comprehensive income on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.
The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. During the first six months of 2018 and 2017, losses of $0.3 million and $0.1 million, respectively, were recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.
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
On March 12, 2018, the Company entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap will require the Company to make a monthly fixed rate payment of 2.937% calculated on the then amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment will offset the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. This interest rate swap will be used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and accounted for as a cash flow hedge.
The following table summarizes the Company’s derivative positions at June 30, 2018:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/British Pound	Sell	£1,962,900	0.3	1.33
EURO/British Pound	Sell	£2,568,300	0.3	1.13
Interest Rate Swap		$221,484,375	4.5
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$176
Interest Rate Swaps	Other non-current assets	5,324	3,193
	Total Assets	$5,324	$3,369

Forward Currency Contracts	Accrued expenses	$—	$33
Interest Rate Swaps	Other non-current liabilities	389	—
	Total Liabilities	$389	$33

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$10
	Total Assets	$—	$10

Forward Currency Contracts	Accrued expenses	$52	$—
	Total Liabilities	$52	$—

	Total Derivative Assets	$5,324	$3,379
	Total Derivative Liabilities	441	33
	Total Net Derivative Asset (Liability)	$4,883	$3,346
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
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended June 30, 2018. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

13.    SUBSEQUENT EVENT
On July 25, 2018, the Company’s board of directors approved a plan to exit the Company’s CIPP operation in Denmark to address continued underperformance in the business. As a result of this decision, management will seek to divest assets, where possible, and expects activities to be completed by the end of 2018. As of June 30, 2018, the Denmark operation had total assets of $7.0 million, of which, $2.5 million were long-lived assets. In the event the Company is unable to sell the business or if it disposes of assets at a price less than book value, the Company could incur impairment charges or a loss on disposal.

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
Corrosion Protection – Corrosion Protection is positioned to capture the benefits of continued oil and natural gas pipeline infrastructure developments across North America and internationally, as producers and midstream pipeline companies transport their product from onshore and offshore oil and gas fields to regional demand centers. The segment has a broad portfolio of technologies, products and services to protect, maintain, rehabilitate, assess and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe coatings and insulation, as well as an increasing offering of assessment and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas markets.

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
Midstream Pipeline Integrity Management – There are over one million miles of regulated pipelines in North America, which remain the safest and most cost-effective mode of oil and gas transmission. Within our Corrosion Protection segment, the design and installation of cathodic protection systems to help prevent pipeline corrosion have historically represented a majority of the revenues and profits for the segment. We also provide assessment services to monitor these systems and detect early signs of corrosion. In 2017, we launched a new asset integrity management program designed to increase the efficiency and accuracy of the pipeline corrosion assessment data we collect as well as upgrade how we share this valuable information with customers. We seek to improve customer regulatory compliance and add new services in the areas of data gathering and validation, advanced analytics and predictive maintenance.
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

Business Outlook
We believe favorable end markets and the progress made over the last three years to advance our long-term strategy give us the opportunity to grow operating income in 2018, which is expected to result in strong earnings per share growth and an increase in return on invested capital compared to 2017.
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
We continue to make additional investments in 2018 to expand the use of Insituform® CIPP in several regions currently underserved by Insituform in the North American wastewater pipeline market. Our objective is to maintain growth and our leading share in a large and mature market. Outside North America, we are continuing to pursue a strategy of growing third-party product sales around the globe.
With favorable end markets, strategic investments and technology enhancements, we expect Infrastructure Solutions to grow revenues in 2018. Operating margins will also likely be higher in 2018 than in 2017 due to a reduction in losses incurred in 2017 in our CIPP businesses in Denmark and Australia and in our FRP business in North America, partially offset by potential increases in petroleum-based inputs and construction labor costs.
Corrosion Protection
For Corrosion Protection, we expect a revenue decline in 2018 compared to 2017, reflecting the lost contribution from the large deepwater project. Excluding the large deepwater project, revenues are expected to increase compared to 2017.
Over 50 percent of Corrosion Protection’s revenues come from cathodic protection services for midstream oil and gas pipelines in North America, an attractive and growing market that we believe justifies further investment to outpace market growth. To that end, we continue promoting our new asset integrity management program for pipeline corrosion assessments. The new service improves data accuracy and processing efficiency, customizes the data transfer format (including geospatial mapping) and provides faster access to the information by customers. Corrosion Protection’s pipeline assessment services are expected to create a multiplier effect for our other capabilities in direct pipeline assessments, engineering, cathodic protection system installation and pipeline corrosion remediation. Our objective is to expand the relationships with our top customers, who are the leading pipeline owners in North America, to accelerate revenue growth.
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
Energy Services
We expect Energy Services to build on the momentum achieved in 2017. The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead outsourced provider of maintenance services at 14 out of the 17 refineries on the United States West Coast. We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround service, electrical and instrumentation maintenance, scaffolding services and small capital construction activities. Our plan to improve operating efficiencies and maximize margins is working. The favorable outlook we expect in 2018 supports growth in revenue and operating margins compared to 2017.

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
We expect the 2017 Restructuring to reduce consolidated annual expenses by more than $20 million, primarily through headcount reductions, office closures and reduced amortization of intangible assets. Approximately $12 million and $4 million relate to cost reductions expected to be recognized within Infrastructure Solutions and Corrosion Protection, respectively, and $4 million related to reduced corporate and other costs. Cost reductions are expected to be largely realized in 2018. The Company reduced headcount by approximately 320 employees as a result of these actions.
Total pre-tax 2017 Restructuring charges recorded during the first six months of 2018 were $8.2 million ($7.1 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring and related impairment charges since inception were $118.3 million ($108.8 million post-tax), including cash charges of $18.8 million and non-cash charges of $99.5 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect total restructuring and impairment charges for previously announced actions to be approximately $120 million.
Additional cash and non-cash charges may be incurred as a result of decisions to exit the CIPP contracting operations in Australia and Denmark (see below) and pending the outcome of our evaluation of remaining international operations outside of the U.S. and Canada to assess the long-term viability of each business. Additionally, as we look to simplify our organizational structure and streamline our operations to best accommodate the TCJA or for other operational reasons, we could incur both cash and non-cash charges in 2018 primarily related to the combination or dissolution of certain of our existing subsidiaries, the creation of new subsidiaries, and the foreign currency impact from settlement of inter-company loans. We expect to incur all charges related to the 2017 Restructuring by the end of 2018.
See Note 4 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.
Planned Divestitures
On July 25, 2018, our board of directors approved a plan to exit the CIPP operation in Denmark to address continued underperformance in the business. As a result of this decision, we will seek to divest assets, where possible, and expect activities to be completed by the end of 2018. As of June 30, 2018, the Denmark operation had total assets of $7.0 million, of which, $2.5 million were long-lived assets. In the event we are unable to sell the business or if we dispose of assets at a price less than book value, we could incur impairment charges or a loss on disposal. See Note 13 to the consolidated financial statements contained in this Report.
On May 14, 2018, our board of directors approved a plan to divest our CIPP business in Australia. While restructuring actions in Australia have led to year-over-year improvements in operating results, an assessment of the long-term fit within our portfolio led to the decision to divest the business. We are currently engaged in a process to sell the business and expect completion before the end of 2018. As of June 30, 2018, the assets and liabilities were classified as held for sale on our Consolidated Balance Sheet. If we are unable to sell this business or if we dispose of assets at a price or on terms that are less favorable, or at a higher cost, than we currently anticipate, we could incur impairment charges or losses on disposal.
On July 28, 2017, as part of the 2017 Restructuring, our board of directors approved a plan to divest our pipe coating and insulation businesses in Louisiana. We are currently engaged in a process to sell the businesses and expect completion during the third quarter of 2018. As of June 30, 2018, the assets and liabilities of these businesses were classified as held for sale on our Consolidated Balance Sheet. If we are unable to sell these businesses or if we dispose of them at a price or on terms that are less favorable, or at a higher cost, than we currently anticipate, we could incur impairment charges or losses on disposal.
See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2018 and 2017
Significant Events
2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $8.2 million ($7.1 million post-tax) during the first six months of 2018. Restructuring charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments. See Note 4 to the consolidated financial statements contained in this Report.
Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $1.2 million ($0.9 million post-tax) and $0.5 million ($0.4 million post-tax) during the first six months of 2018 and 2017, respectively, related primarily to the planned divestitures of Bayou and Australia and the acquisitions of Hebna in 2018 and Environmental Techniques in 2017. Expenses impacted the Corrosion Protection and Infrastructure Solutions reportable segments.

Consolidated Operating Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$335,030	$354,473	$(19,443)	(5.5)%
Gross profit	71,053	79,768	(8,715)	(10.9)
Gross profit margin	21.2%	22.5%	N/A	(130	)bp
Operating expenses	54,222	58,109	(3,887)	(6.7)
Acquisition and divestiture expenses	832	—	832	N/M
Restructuring and related charges	1,540	—	1,540	N/M
Operating income	14,459	21,659	(7,200)	(33.2)
Operating margin	4.3%	6.1%	N/A	(180	)bp
Net income attributable to Aegion Corporation	7,921	11,100	(3,179)	(28.6)

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$659,891	$679,648	$(19,757)	(2.9)%
Gross profit	132,557	147,180	(14,623)	(9.9)
Gross profit margin	20.1%	21.7%	N/A	(160	)bp
Operating expenses	110,364	110,855	(491)	(0.4)
Acquisition and divestiture expenses	1,224	533	691	129.6
Restructuring and related charges	3,329	—	3,329	N/M
Operating income	17,640	35,792	(18,152)	(50.7)
Operating margin	2.7%	5.3%	N/A	(260	)bp
Net income attributable to Aegion Corporation	5,852	16,971	(11,119)	(65.5)
_____________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues decreased $19.4 million, or 5.5%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease in revenues was due to a $31.3 million decrease in Corrosion Protection primarily from lower revenues in our pipe coating and insulation operation as a result of production in 2017 on a large deepwater project. Partially offsetting the decrease was a $12.4 million increase in Infrastructure Solutions primarily due to an increase in CIPP contracting installation services activity and Fusible PVC® project activity in our North American operations.
Revenues decreased $19.8 million, or 2.9%, in the first six months of 2018 compared to the first six months of 2017. The decrease in revenues was primarily due to a $56.6 million decrease in Corrosion Protection, driven by a more than $80 million decrease in revenues related to a large deepwater project in our pipe coating and insulation operation in 2017. Partially offsetting the decrease was a $18.9 million increase in Energy Services mainly due to an increase in construction services activities, and a $18.0 million increase in Infrastructure Solutions primarily as a result of an increase in CIPP contracting installation services and Fusible PVC® project activity in our North American operations.
Gross Profit and Gross Profit Margin
Gross profit decreased $8.7 million, or 10.9%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease in gross profit was due to a $11.1 million decrease in Corrosion Protection primarily from lower revenues in our pipe coating and insulation operation, as discussed above. Partially offsetting the decrease in gross profit was: (i) a $1.6 million increase in Infrastructure Solutions primarily due to higher gross profit generated from Fusible PVC® project activity and FRP project activity in our Asia-Pacific operation; and (ii) a $0.8 million increase in Energy Services mainly due to increased revenues and improved labor efficiency associated with maintenance services activities.
Gross profit margin declined to 21.2% in the second quarter of 2018 from 22.5% in the second quarter of 2017. The decline was primarily due to a decrease in margins driven by our pipe coating and insulation operation in Corrosion Protection, and certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations in Infrastructure Solutions. Offsetting the decreases was improved gross profit margin performance in Corrosion Protection primarily related to improved project performance in our U.S. cathodic protection operation and high-margin project activities in our coating services operation, most notably in the Middle East.
Gross profit decreased $14.6 million, or 9.9%, and gross profit margin declined 160 basis points in the first six months of 2018 compared to the first six months of 2017. The decrease in gross profit was due to: (i) a $15.5 million decrease in Corrosion Protection driven by a decrease in margins from our pipe coating and insulation operation, partially offset by improved project performance in our U.S. cathodic protection operation and Middle East coating services operation, as noted above; and (ii) a $3.0 million decrease in Infrastructure Solutions primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity in the first four months of 2018, lower FRP project activity in our North American operation and project performance issues in our European CIPP operations, most notably in Denmark and the Netherlands. Offsetting the decreases was a $3.8 million increase in Energy Services primarily from increased revenues and activity from maintenance and construction services. Gross profit margin declined primarily due to the same factors impacting the changes in gross profit margin in the second quarter of 2018 compared to the second quarter of 2017.
Operating Expenses
Operating expenses decreased $3.9 million, or 6.7%, in the second quarter of 2018 compared to the second quarter of 2017. As part of our restructuring efforts, we recognized charges of $1.4 million and $0.3 million in the second quarters of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $5.0 million, or 8.6%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease in operating expenses was due to a $3.7 million decrease in Corrosion Protection primarily due to cost savings achieved in connection with our 2017 Restructuring actions, as well as lower incentive compensation expense, and a $2.1 million decrease in Infrastructure Solutions primarily from exiting contracting installation services for non-pressure pipe FRP applications in our North American operation and achieved cost savings in connection with our 2017 Restructuring actions. Partially offsetting the decrease in operating expenses was a $0.8 million increase in Energy Services primarily due to an increase in general and administrative expenses to support continued growth in the business and additional costs necessary to support the transition of our refinery personnel to the trade unions.
Operating expenses as a percentage of revenues were 16.2% in the second quarter of 2018 compared to 16.4% in the second quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 15.8% in the second quarter of 2018 compared to 16.3% in the second quarter of 2017.
Operating expenses decreased $0.5 million, or 0.4%, in the first six months of 2018 compared to the first six months of 2017. As part of our restructuring efforts, we recognized charges of $4.8 million in the first six months of 2018. Excluding restructuring charges, operating expenses decreased $5.3 million, or 4.8%, in the first six months of 2018 compared to the first six months of 2017. The decrease in operating expenses was mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2018 compared to the second quarter of 2017. Additionally, we recorded a reserve reversal for certain Brinderson pre-acquisition matters in the first six months of 2017.
Operating expenses as a percentage of revenues were 16.7% in the first six months of 2018 compared to 16.3% in the first six months of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.0% in the first six months of 2018 compared to 16.3% in the first six months of 2017.
Consolidated Net Income
Consolidated net income was $7.9 million in the second quarter of 2018, a decrease of $3.2 million, or 28.6%, from $11.1 million in the second quarter of 2017.
Included in consolidated net income were the following pre-tax items: (i) restructuring charges of $2.9 million and $0.3 million in the second quarters of 2018 and 2017, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) acquisition and divestiture expenses of $0.8 million in the second quarter of 2018 related primarily to the planned divestitures of our pipe coating and insulation operation and our CIPP operations in Australia and a small acquisition in Corrosion Protection.
Excluding the above items, consolidated net income was $11.1 million in the second quarter of 2018, a decrease of $0.2 million, or 1.9%, from $11.3 million in the second quarter of 2017. The decrease was primarily due to lower operating income in Corrosion Protection due to decreased revenues in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Partially offsetting the decrease in consolidated net income was an increase from Infrastructure Solutions related to higher revenues and profitability from Fusible PVC® project activity in our North American operation, improved CIPP contracting performance in our Asia-Pacific operation, and cost savings achieved in our North American FRP operation. Consolidated net income in the second quarter of 2018, as compared to the second quarter of 2017, was also positively impacted by lower interest expense due to lower debt balances, lower income taxes due to lower U.S. statutory rates and reduced income attributable to noncontrolling interests.
Consolidated net income was $5.9 million in the first six months of 2018, a decrease of $11.1 million, or 65.5%, from $17.0 million in the first six months of 2017.
Included in consolidated net income were the following pre-tax items: (i) restructuring charges of $8.2 million and $0.2 million in the first six months of 2018 and 2017, respectively; (ii) acquisition and divestiture expenses of $1.2 million and $0.5 million in the first six months of 2018 and 2017, respectively; and (iii) credit facility amendment fees of $1.8 million in the first six months of 2018.
Excluding the above items, consolidated net income was $15.3 million in the first six months of 2018, a decrease of $2.1 million, or 12.1%, from $17.4 million in the first six months of 2017. The decrease was primarily due to lower operating income in Corrosion Protection due to decreased revenues in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Partially offsetting the decrease in consolidated net income was an increase from higher revenues, gross profit and operating income in Energy Services related to contributions from all service activities, most notably increased activity and project performance for maintenance services. Consolidated net income in the first six months of 2018, as compared to the first six months of 2017, was positively impacted by lower interest expense due to lower debt balances, lower income taxes due to lower U.S. statutory rates and reduced income attributable to noncontrolling interests.

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
The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Infrastructure Solutions	$376.3	$349.2	$328.9	$379.0
Corrosion Protection	161.3	155.6	155.7	198.6
Energy Services (1)	199.9	215.6	207.8	196.8
Total backlog	$737.5	$720.4	$692.4	$774.4
__________________________

(1)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2018, 0.5% and 17.6% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”), decreased $64.4 million, or 15.5%, to $352.2 million in the second quarter of 2018 compared to $416.6 million in the second quarter of 2017. New Orders decreased $59.5 million, or 7.8%, to $704.9 million in the six months ended June 30, 2018 compared to $764.5 million in the six months ended June 30, 2017.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$160,732	$148,311	$12,421	8.4%
Gross profit	35,949	34,364	1,585	4.6
Gross profit margin	22.4%	23.2%	N/A	(80	)bp
Operating expenses	24,805	25,973	(1,168)	(4.5)
Acquisition and divestiture expenses	286	—	286	N/M
Restructuring and related charges	1,344	—	1,344	N/M
Operating income	9,514	8,391	1,123	13.4
Operating margin	5.9%	5.7%	N/A	20	bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$295,159	$277,179	$17,980	6.5%
Gross profit	62,658	65,615	(2,957)	(4.5)
Gross profit margin	21.2%	23.7%	N/A	(250	)bp
Operating expenses	50,397	51,081	(684)	(1.3)
Acquisition and divestiture expenses	319	533	(214)	(40.2)
Restructuring and related charges	2,777	—	2,777	N/M
Operating income	9,165	14,001	(4,836)	(34.5)
Operating margin	3.1%	5.1%	N/A	(200	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues increased $12.4 million, or 8.4%, in the second quarter of 2018 compared to the second quarter of 2017. The increase in revenues was primarily due to crew expansion and an increase in CIPP contracting installation services activity and Fusible PVC® project activity in our North American operations. Partially offsetting the increases in revenues was a decrease in FRP project activity in our North American operation, specifically associated with our exit of non-pressure pipe FRP contracting installation services activity in North America as part of our 2017 Restructuring.
Revenues increased $18.0 million, or 6.5%, in the first six months of 2018 compared to the first six months of 2017. The changes in revenues in the first six months of 2018 compared to the first six months of 2017 were primarily due to the same factors impacting the changes in revenues in the second quarter of 2018 compared to the second quarter of 2017. Additionally, FRP project activity in our Asia-Pacific operation increased as compared to the prior year, but crew expansion in our North American CIPP contracting installation services operation was mostly offset by negative impacts from severe weather in the first four months of 2018.
Gross Profit and Gross Profit Margin
Gross profit increased $1.6 million, or 4.6%, in the second quarter of 2018 compared to the second quarter of 2017. The increase was primarily due to Fusible PVC® project activity in our North American operation and improved project performance from our FRP project activity in our Asia-Pacific operation. Partially offsetting the increases in gross profit were decreases primarily related to lower FRP project activity in our North American operation, as noted above, and lower revenues and execution issues related to CIPP contracting installation services activity in our European operations, most notably Denmark and the Netherlands.
Gross profit margin declined 80 basis points in the second quarter of 2018 compared to the second quarter of 2017 mainly due to certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations and increasing labor, fuel and chemical costs in our North American operations. Partially offsetting the decreases in gross profit margin were increases driven by improved project performance associated with FRP project activities in our North American and Asia-Pacific operations.
Gross profit decreased $3.0 million, or 4.5%, and gross profit margin declined 250 basis points in the first six months of 2018 compared to the first six months of 2017. The decreases in gross profit and gross profit margin were primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity during the first four months of 2018. While we minimized unproductive labor hours whenever possible, unallocated idle equipment costs significantly impacted gross profit in North America. Gross profit also decreased due to lower FRP project activity in our North American operation, certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations and increasing labor, fuel and chemical costs in our North America operation.
Operating Expenses
Operating expenses decreased $1.2 million, or 4.5%, in the second quarter of 2018 compared to the second quarter of 2017. As part of our restructuring efforts, we recognized charges of $1.2 million in the second quarter of 2018 and $0.3 million in the second quarter of 2017. Excluding restructuring charges, operating expenses decreased $2.1 million, or 8.1%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease in operating expenses was primarily due to exiting contracting installation services for non-pressure pipe FRP applications in our North American operation, achieved cost savings in connection with our 2017 Restructuring actions and lower costs allocated from our corporate administrative function.
Operating expenses as a percentage of revenues were 15.4% in the second quarter of 2018 compared to 17.5% in the second quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 14.7% in the second quarter of 2018 compared to 17.3% in the second quarter of 2017.
Operating expenses decreased $0.7 million, or 1.3%, in the first six months of 2018 compared to the first six months of 2017. As part of our restructuring efforts, we recognized charges of $3.3 million and less than $0.1 million in the first six months of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $4.0 million, or 7.8%, in the first six months of 2018 compared to the first six months of 2017. The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2018 compared to the second quarter of 2017.
Operating expenses as a percentage of revenues were 17.1% for the first six months of 2018 compared to 18.4% in the first six months of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.0% in the first six months of 2018 compared to 18.4% in the first six months of 2017.
Operating Income and Operating Margin
Operating income increased $1.1 million, or 13.4%, to $9.5 million in the second quarter of 2018 compared to $8.4 million in the second quarter of 2017. Operating margin improved to 5.9% in the second quarter of 2018 compared to 5.7% in the second quarter of 2017.
Included in operating income are the following items: (i) restructuring charges of $2.6 million and $0.3 million in the second quarters of 2018 and 2017, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) acquisition and divestiture related expenses of $0.3 million in the second quarter of 2018 related primarily to the planned sale of our CIPP operations in Australia.
Excluding the above items, operating income increased $3.7 million, or 42.6%, to $12.4 million in the second quarter of 2018 compared to $8.7 million in the second quarter of 2017 and operating margin improved 190 basis points to 7.7% in the second quarter of 2018 compared to 5.8% in the second quarter of 2017. Operating income and operating margin increased primarily due to higher revenues and profitability from Fusible PVC® project activity in our North American operation, improved FRP contracting performance in our Asia-Pacific operation, and cost savings achieved in our North American FRP operation in connection with our 2017 Restructuring actions.
Operating income decreased $4.8 million, or 34.5%, to $9.2 million in the first six months of 2018 compared to $14.0 million in the first six months of 2017. Operating margin declined 200 basis points to 3.1% in the first six months of 2018 compared to 5.1% in the first six months of 2017.
Included in operating income are the following items: (i) restructuring charges of $6.1 million and $0.2 million in the first six months of 2018 and 2017, respectively; and (ii) acquisition and divestiture related expenses of $0.3 million and $0.5 million in the first six months of 2018 and 2017, respectively.
Excluding the above items, operating income increased $0.8 million, or 5.8%, to $15.6 million in the first six months of 2018 compared to $14.7 million in the first six months of 2017. Operating margin remained consistent at 5.3% for both periods. Operating income increased primarily due to higher revenues and profitability from Fusible PVC® project activity in our North American operation and cost savings achieved in our North American FRP operation in connection with our 2017 Restructuring actions. These increases were substantially offset by severe weather that negatively impacted productivity in our North American CIPP contracting operation during the first four months of 2018, certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations and increasing labor, fuel and chemical costs in our North America operation.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$96,389	$127,715	$(31,326)	(24.5)%
Gross profit	24,537	35,636	(11,099)	(31.1)
Gross profit margin	25.5%	27.9%	N/A	(240	)bp
Operating expenses	20,896	24,397	(3,501)	(14.4)
Acquisition and divestiture expenses	546	—	546	N/M
Restructuring and related charges	196	—	196	N/M
Operating income	2,899	11,239	(8,340)	(74.2)
Operating margin	3.0%	8.8%	N/A	(580	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$194,494	$251,105	$(56,611)	(22.5)%
Gross profit	48,113	63,599	(15,486)	(24.3)
Gross profit margin	24.7%	25.3%	N/A	(60	)bp
Operating expenses	42,935	45,148	(2,213)	(4.9)
Acquisition and divestiture expenses	905	—	905	N/M
Restructuring and related charges	552	—	552	N/M
Operating income	3,721	18,451	(14,730)	(79.8)
Operating margin	1.9%	7.3%	N/A	(540	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues decreased $31.3 million, or 24.5%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease was primarily due to a $42.4 million decrease in revenues in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Also contributing to the decrease in revenues was a decrease in project activities in our industrial linings operation in Central and South America. Partially offsetting the decreases in revenues was an increase in revenues in our coating services operation, which benefited from increased project activity in the Middle East and its field services operation in North America.
Revenues decreased $56.6 million, or 22.5%, in the first six months of 2018 compared to the first six months of 2017. The decrease was due to a $78.0 million decrease in revenues associated with our pipe coating and insulation operation as noted above. Also contributing to the decrease in revenues was a decrease in project activities in our cathodic protection operation in North America and our industrial linings operation in South America. Partially offsetting the decreases in revenues was an increase in revenues in our coating services operation, as described above.
Gross Profit and Gross Profit Margin
Gross profit decreased $11.1 million, or 31.1%, in the second quarter of 2018 compared to the second quarter of 2017. Gross profit decreased primarily due to lower revenues in our pipe coating and insulation operation, as discussed above.

Partially offsetting the decrease in gross profit were increases associated with higher revenues in our coating services operation and improved project performance in our U.S. cathodic protection operation.
Gross profit margin declined 240 basis points in the second quarter of 2018 compared to the second quarter of 2017 primarily due to a decrease in margins driven by our pipe coating and insulation operation, partially offset by improved project performance in our U.S. cathodic protection operation and high-margin project activities in our coating services operation, most notably in the Middle East.
Gross profit decreased $15.5 million, or 24.3%, and gross profit margin declined 60 basis points in the first six months of 2018 compared to the first six months of 2017. The decrease in gross profit and gross profit margins was substantially due to the same factors impacting impacting the changes in the second quarter of 2018 compared to the second quarter of 2017.
Operating Expenses
Operating expenses decreased $3.5 million, or 14.4%, in the second quarter of 2018 compared to the second quarter of 2017. As part of our restructuring efforts, we recognized charges of $0.2 million in the second quarter of 2018. Excluding restructuring charges, operating expenses decreased $3.7 million, or 15.0%, in the second quarter of 2018 compared to the second quarter of 2017. Operating expenses decreased primarily due to cost savings achieved in connection with our 2017 Restructuring actions, as well as lower incentive compensation expense and lower costs allocated from our corporate administrative function.
Operating expenses as a percentage of revenues were 21.7% in the second quarter of 2018 compared to 19.1% in the second quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 21.5% in the second quarter of 2018 compared to 19.1% in the second quarter of 2017. The increase, as a percentage of revenues, was primarily driven by the absence in 2018 of revenues from a large deepwater project performed in 2017.
Operating expenses decreased $2.2 million, or 4.9%, in the first six months of 2018 compared to the first six months of 2017. As part of our restructuring efforts, we recognized charges of $1.5 million in the first six months of 2018. Excluding restructuring charges, operating expenses decreased $3.7 million, or 8.3%, in the first six months of 2018 compared to the first six months of 2017. Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2018 compared to the second quarter of 2017. Operating expenses as a percentage of revenues were 22.1% in the first six months of 2018 compared to 18.0% in the first six months of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 21.3% in the first six months of 2018 compared to 18.0% in the first six months of 2017. The increase, as a percentage of revenues, was primarily driven by revenues from a large deepwater project performed in 2017, as noted above.
Operating Income and Operating Margin
Operating income decreased $8.3 million, or 74.2%, to $2.9 million in the second quarter of 2018 compared to $11.2 million in the second quarter of 2017. Operating margin declined to 3.0% in the second quarter of 2018 compared to 8.8% in the second quarter of 2017.
Included in operating income are (i) restructuring charges of $0.4 million in the second quarter of 2018 related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) acquisition and divestiture related expenses of $0.5 million in the second quarter of 2018 primarily related to the planned sale of our pipe coating and insulation operation and a small acquisition.
Excluding restructuring charges and acquisition and divestiture expenses, operating income decreased $7.4 million, or 66.2%, to $3.8 million in the second quarter of 2018 compared to $11.2 million in the second quarter of 2017 and operating margin declined to 3.9% in the second quarter of 2018 compared to 8.8% in the second quarter of 2017. The decreases in operating income and operating margin were primarily the result of lower revenues and related gross profit in our pipe coating and insulation operation driven by higher margin production in 2017 on a large deepwater project. Partially offsetting the decreases in operating income and operating margin were increases generated from our coating service operation in the Middle East and our cathodic protection operation in the United States, as well as reduced operating expenses as described above.
Operating income decreased $14.7 million, or 79.8%, to $3.7 million in the first six months of 2018 compared to $18.5 million in the first six months of 2017. Operating margin declined to 1.9% in the first six months of 2018 compared to 7.3% in the first six months of 2017.
Included in operating income are (i) restructuring charges of $2.1 million in the first six months of 2018; and (ii) acquisition and divestiture related expenses of $0.9 million in the first six months of 2018.
Excluding restructuring charges and acquisition and divestiture expenses, operating income decreased $11.8 million, or 63.7%, to $6.7 million in the first six months of 2018 compared to $18.5 million in the first six months of 2017 and operating margin declined to 3.4% in the first six months of 2018 compared to 7.3% in the first six months of 2017. The decreases in operating income and operating margin were substantially the same factors impacting impacting the changes in the second quarter of 2018 compared to the second quarter of 2017.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$77,909	$78,447	$(538)	(0.7)%
Gross profit	10,567	9,768	799	8.2
Gross profit margin	13.6%	12.5%	N/A	110	bp
Operating expenses	8,521	7,739	782	10.1
Operating income	2,046	2,029	17	0.8
Operating margin	2.6%	2.6%	N/A	—

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$170,238	$151,364	$18,874	12.5%
Gross profit	21,786	17,966	3,820	21.3
Gross profit margin	12.8%	11.9%	N/A	90	bp
Operating expenses	17,032	14,626	2,406	16.5
Operating income	4,754	3,340	1,414	42.3
Operating margin	2.8%	2.2%	N/A	60	bp
______________________________
“N/A” represents not applicable.
Revenues
Revenues decreased $0.5 million, or 0.7%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease was due to lower volume associated with turnaround services activity, partially offset by increased construction and maintenance services activities.
Revenues increased $18.9 million, or 12.5%, in the first six months of 2018 compared to the first six months of 2017. The increase was due to higher volume associated with construction services activity and, to a lesser extent, increased maintenance and turnaround services activities. These increases were the result of increased demand from existing customers and successful completion of labor transitions at refineries to comply with labor laws in California.
Gross Profit and Gross Profit Margin
Gross profit increased $0.8 million, or 8.2%, in the second quarter of 2018 compared to the second quarter of 2017. The increase in gross profit was primarily due to an increase in revenues and improved project performance on construction services activities, as well as the completion of labor transitions at certain California refineries, as noted above.
Gross profit margin improved 110 basis points in the second quarter of 2018 compared to the second quarter of 2017. The increase in gross profit margin was primarily due to improved project performance and mix of higher margin services related to construction services activities.
Gross profit increased $3.8 million, or 21.3%, and gross profit margin improved 90 basis points in the first six months of 2018 compared to the first six months of 2017. The increase in gross profit was primarily due to an increase in revenues, mostly driven by maintenance and construction services activity, and completion of labor transitions at refineries, as noted above. Gross profit margin increased mainly due to a higher volume of construction services activity and improved project performance associated with maintenance services activities.
Operating Expenses
Operating expenses increased $0.8 million, or 10.1%, in the second quarter of 2018 compared to the second quarter of 2017. The increase was primarily due to an increase in general and administrative expenses to support continued growth in the business, additional costs necessary to support the transition of our refinery personnel to the trade unions and increased incentive compensation expense. Operating expenses as a percentage of revenues were 10.9% in the second quarter of 2018 compared to 9.9% in the second quarter of 2017.
Operating expenses in the first six months of 2018 increased $2.4 million, or 16.5% in the first six months of 2018 compared to the first six months of 2017. The increase was primarily due to an increase in general and administrative expenses to support continued growth in the business, additional costs necessary to support the transition of our refinery personnel to the trade unions, increased incentive compensation expense and a reserve reversal recorded in the first six months of 2017 for certain Brinderson pre-acquisition matters. Operating expenses as a percentage of revenues were 10.0% in the first six months of 2018 compared to 9.7% in the first six months of 2017.
Operating Income and Operating Margin
Operating income and operating margin in the second quarter of 2018 was $2.0 million and 2.6%, respectively, and consistent with the second quarter of 2017. Increases in revenues and gross profit associated with increased maintenance and construction activities was offset by decreased revenues and gross profit contributions associated with higher-margin turnaround services activities and increased operating expenses from investments to support the business.
Operating income increased $1.4 million, or 42.3%, to $4.8 million in the first six months of 2018 compared to $3.3 million in the first six months of 2017. Operating margin improved to 2.8% in the first six months of 2018 compared to 2.2% in the first six months of 2017. The increases in operating income and operating margin were driven by increased revenues and gross profit contributions from all service activities, most notably, increased activity and project performance for maintenance and construction services. Partially offsetting the increases in operating income were increased operating expenses from investments to support the business and a decrease in reserves for certain Brinderson pre-acquisition matters in the first six months of 2017.

Other Income (Expense)
Interest Income and Expense
Interest income increased an immaterial amount in the second quarter of 2018 compared to the prior year quarter. Interest expense decreased $0.1 million in the second quarter of 2018 compared to the prior year quarter primarily due to reduced loan principal balances during the second quarter of 2018 compared to the second quarter of 2017.
Interest income increased an immaterial amount in the first six months of 2018 compared to the prior year period. Interest expense increased $1.3 million in the first six months of 2018 compared to the same period in the prior year. During the first six months of 2018, we recognized expenses of $1.8 million related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs. Excluding these expenses, interest expense decreased as compared to same period in the prior year due to reduced loan principal balances, partially offset by higher LIBOR-based borrowing costs under our Credit Facility.
Other Income (Expense)
Other expense was $0.5 million and $0.4 million in the quarters ended June 30, 2018 and 2017, respectively. In both periods, the balances primarily consisted of foreign currency transaction losses.
Other expense was $0.8 million in the six months ended June 30, 2018 and 2017. In both periods, the balances primarily consisted of foreign currency transaction losses.

Taxes on Income
Taxes on income decreased $2.2 million during the second quarter of 2018 compared to the second quarter of 2017. Our effective tax rate was 28.7% in the quarter ended June 30, 2018 compared to 29.5% in the quarter ended June 30, 2017. The effective tax rate for the quarter ended June 30, 2018 was negatively impacted, as compared to U.S. federal statutory tax rates, by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized. The effective tax rate in the second quarter of 2017 was negatively impacted by a higher mix of earnings in the United States, primarily from income generated on a large deepwater project in our pipe coating and insulation operation.
Taxes on income decreased $5.2 million during the first six months of 2018 compared to the first six months of 2017. Our effective tax rate was 24.9% in the six months ended June 30, 2018 and 26.3% in the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was impacted by the same factors impacting the effective tax rate in the second quarter of 2018, but also benefited by a $1.5 million, or 19.5% benefit to the effective tax rate, discrete item related to employee share-based payments that vested during the first quarter of 2018. The effective tax rate in the six months ended June 30, 2017 was impacted by the same factors impacting the effective tax rate in the second quarter of 2017, and a benefit related to the reversal of previously recorded valuation allowances due to changes in the realization of future tax benefits, primarily in the United States, recorded in the first quarter of 2017.

Non-controlling Interests
Losses attributable to non-controlling interests was $0.7 million in the quarter ended June 30, 2018 compared to income of $1.1 million in the quarter ended June 30, 2017. In the second quarter of 2018, losses were primarily driven from our joint ventures in Louisiana and Mexico, partially offset by income from our joint venture in Oman. In the second quarter of 2017, income was primarily driven from our joint venture in Louisiana, which performed work on a large deepwater project in our pipe coating and insulation operation, and our joint venture in Oman.
Losses attributable to non-controlling interests was $0.1 million in the first six months of 2018 compared to income of $3.0 million in the comparable period of 2017. In the six months ended June 30, 2018, losses from our joint ventures in Mexico and Louisiana were partially offset by profitability from our joint venture in Oman. In the six months ended June 30, 2017, income was primarily driven from our joint venture in Louisiana, which performed a majority of its work on a large deepwater project in our pipe coating and insulation operation. Our joint ventures in Oman and Mexico also contributed positive earnings during the period.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$74,281	$105,717
Restricted cash	1,911	1,839
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
During the first six months of 2018, capital expenditures were primarily related to growth and maintenance capital related to the CIPP operations in Infrastructure Solutions, primarily in the United States, and growth capital in Energy Services. For 2018, we anticipate that we will spend approximately $30.0 million to $35.0 million for capital expenditures, which is a similar overall level from that in 2017. During 2018, capital expenditures will primarily be used to: (i) support the growth of our Infrastructure Solutions CIPP business and the growth of our Corrosion Protection businesses in the Middle East; and (ii) boost our information systems platform with a new human capital management system and upgrades to our enterprise resource planning system.
Under the terms of our amended Credit Facility, we are authorized to purchase up to $30.0 million of our common stock in open market transactions in 2018. In October 2017, our Board of Directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2018. That authorization is now limited to $30.0 million in 2018 due to the recent amendment to our Credit Facility. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. During the six months ended June 30, 2018, we acquired 548,198 shares of our common stock for $13.2 million ($24.07 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 223,974 shares of our common stock for $5.4 million ($24.14 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Any shares repurchased during 2018 are expected to be funded primarily through available cash. Once repurchased, we promptly retire such shares.
As part of our 2017 Restructuring, we utilized cash of $6.5 million during the first six months of 2018 and $15.0 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® system in North America, right-size our cathodic protection services operations in Canada, right-size our

Infrastructure Solutions businesses in Australia and Denmark, and reduce corporate and other operating costs. Cumulatively, we have incurred both cash and non-cash charges of $118.3 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect total restructuring and impairment charges for previously announced actions to be approximately $120 million. Additional cash and non-cash charges may be incurred as a result of decisions to exit the CIPP contracting operations in Australia and Denmark and pending the outcome of our evaluation of remaining international operations outside of the U.S. and Canada to assess the long-term viability of each business. Additionally, as we look to simplify our organizational structure and streamline our operations to best accommodate the TCJA or for other operational reasons, we could incur both cash and non-cash charges in 2018 primarily related to the combination or dissolution of certain of our existing subsidiaries, the creation of new subsidiaries, and the foreign currency impact from settlement of inter-company loans. We expect to incur all charges related to the 2017 Restructuring by the end of 2018.
At June 30, 2018, our cash balances were located worldwide for working capital, support needs and potential acquisitions. Given the breadth of our international operations, approximately $43.0 million, or 57.9%, of our cash was denominated in currencies other than the United States dollar as of June 30, 2018. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As a result of the deemed mandatory repatriation provisions in the TCJA, in 2017 we included an estimated $210.6 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. The TCJA resulted in certain reassessments of previous indefinite reinvestment assertions with respect to certain jurisdictions. We do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on our investment in foreign subsidiaries at June 30, 2018 or December 31, 2017. We continue to refine our provisional balances under the TCJA and adjustments may be made during the allowed one-year measurement period. The ultimate impact of the TCJA may differ from the current provisional amounts and the adjustments could be material.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At June 30, 2018, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities provided $10.2 million in the first six months of 2018 compared to $0.5 million used in the first six months of 2017. The increase in operating cash flow from the prior year period was primarily due to cash flows related to working capital as a result of the timing of customer payments. Working capital used $24.7 million of cash during the first six months of 2018 compared to $56.4 million used in the first six months of 2017. During the first six months of 2017, cash flow used by working capital requirements was negatively impacted by the timing of customer payments on certain large projects, including the domestic deepwater pipe coating and insulation project in Corrosion Protection and maintenance support services for several turnarounds in Energy Services. Working capital requirements for the first six months of 2018 followed a more typical seasonal pattern of lower activity.
Cash Flows from Investing Activities
Cash flows from investing activities used $16.2 million during the first six months of 2018 compared to $21.7 million used during the first six months of 2017. During the first six months of 2018, we used $3.0 million to acquire Hebna. During the first six months of 2017, we used £6.5 million, approximately $8.0 million, to acquire Environmental Techniques. We used $13.6 million in cash for capital expenditures in the first six months of 2018 compared to $12.8 million in the prior year period. In the first six months of 2018 and 2017, $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenses in both periods. Capital expenditures in the first six months of 2018 and 2017 were partially offset by $0.6 million and $0.4 million, respectively, in proceeds received from asset disposals.

Cash Flows from Financing Activities
Cash flows from financing activities used $23.8 million during the first six months of 2018 compared to $13.3 million used in the first six months of 2017. During the first six months of 2018 and 2017, we used net cash of $18.6 million and $21.0 million, respectively, to repurchase 772,172 and 965,537 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. During the first six months of 2018, we had net borrowings of $9.0 million from our line of credit to fund domestic working capital needs, and we used cash of $13.1 million to pay down the principal balance of our term loans. Additionally, during the first six months of 2018, we used cash of $2.5 million to amend our original credit facility, as discussed in Note 7 to the consolidated financial statements contained in this report. During the first six months of 2017, we had net borrowings of $17.0 million from our line of credit primarily to fund domestic working capital needs and our acquisition activity, and we used cash of $8.8 million to pay down the principal balance of our term loan.
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
The Company paid expenses of $2.5 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.6 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first six months of 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first six months of 2018.
Our indebtedness at June 30, 2018 consisted of $295.3 million outstanding from the $308.4 million term loan under the amended Credit Facility, $47.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt. Additionally, the Company had $7.8 million of debt held by a joint venture (representing funds loaned by its joint venture partner) listed as held for sale at June 30, 2018 related to the planned sale of Bayou.
As of June 30, 2018, we had $31.0 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $13.5 million was collateral for the benefit of certain of our insurance carriers and $17.5 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
On March 12, 2018, we entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap will require us to make a monthly fixed rate payment of 2.937% calculated on the then amortizing $170.6 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment will offset the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of our term loan from the amended Credit Facility. This interest rate swap will be used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and accounted for as a cash flow hedge.
The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at June 30, 2018 and expect continued compliance for the foreseeable future.
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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at June 30, 2018 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2018 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.
At June 30, 2018, the estimated fair value of our long-term debt was approximately $342.9 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2018 would result in a $1.0 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2018, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $4.3 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2018, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2018. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
New tariffs and other trade restrictions may adversely affect our business and results of operations.
Certain of our businesses use, or depend on our customers’ access to, steel products, including steel pipe, that may be imported into the United States from international markets. The Trump Administration recently imposed certain new tariffs on, among other things, steel products. These tariffs have increased prices for imported steel products and have led domestic sellers to respond with market-based increases. In response, certain other countries have proposed responsive tariffs or other trade restrictions on U.S. products.
These new tariffs and trade restrictions, along with any additional tariffs and restrictions that may be implemented by the United States or other countries in the future, may result in further increased prices, decreased available supply of steel and other materials used in our business and decreased demand for U.S. products internationally. We may not be able to pass any resulting price increase on to our customers. Further, we, or our customers, may be unable to secure adequate supplies of steel or other materials on a timely basis, which may reduce demand for our products and services. As a result, our business and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2018 (1) (2)	76,148	$25.61	69,300	$28,227,784
February 2018 (1) (2)	325,904	24.13	124,035	25,237,042
March 2018 (1) (2)	169,528	22.75	160,496	21,585,486
April 2018 (1) (2)	68,059	23.30	68,059	20,000,035
May 2018 (1) (2)	78,167	24.88	71,942	18,205,419
June 2018 (1) (2)	54,366	25.79	54,366	16,803,327
Total	772,172	$24.09	548,198
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

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. For the quarter ended June 30, 2018, 223,974 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retire the shares.

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

AEGION CORPORATION

Date: August 2, 2018	/s/ David F. Morris
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