Form 10-Q
period 2018-09-30
Aegion Corp
filed 2018-11-02
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 32,313,990 shares of common stock, $.01 par value per share, outstanding at October 26, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$339,679	$341,872	$999,570	$1,021,520
Cost of revenues	267,006	268,430	794,340	800,898
Gross profit	72,673	73,442	205,230	220,622
Operating expenses	51,386	54,872	161,750	165,812
Goodwill impairment	1,389	45,390	1,389	45,390
Definite-lived intangible asset impairment	870	41,032	870	41,032
Acquisition and divestiture expenses	4,800	1,980	6,024	2,513
Restructuring and related charges	1,219	5,439	4,548	5,439
Operating income (loss)	13,009	(75,271)	30,649	(39,564)
Other income (expense):
Interest expense	(3,870)	(3,962)	(13,236)	(12,014)
Interest income	130	33	239	117
Other	(9,281)	(798)	(10,049)	(1,593)
Total other expense	(13,021)	(4,727)	(23,046)	(13,490)
Income (loss) before taxes on income	(12)	(79,998)	7,603	(53,054)
Taxes (benefit) on income (loss)	(153)	(5,954)	1,740	1,144
Net income (loss)	141	(74,044)	5,863	(54,198)
Non-controlling interests (income) loss	(588)	546	(458)	(2,414)
Net income (loss) attributable to Aegion Corporation	$(447)	$(73,498)	$5,405	$(56,612)

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$(0.01)	$(2.23)	$0.17	$(1.70)
Diluted	$(0.01)	$(2.23)	$0.16	$(1.70)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$141	$(74,044)	$5,863	$(54,198)
Other comprehensive income (loss):
Currency translation adjustments	(6,701)	359	(10,983)	17,637
Deferred gain on hedging activity, net of tax (1)	477	89	1,655	265
Pension activity, net of tax (2)	2	(9)	7	(25)
Total comprehensive loss	(6,081)	(73,605)	(3,458)	(36,321)
Comprehensive (income) loss attributable to non-controlling interests	(660)	480	(283)	(2,500)
Comprehensive loss attributable to Aegion Corporation	$(6,741)	$(73,125)	$(3,741)	$(38,821)
__________________________

(1)	Amounts presented net of tax of $171 and $59 for the quarters ended September 30, 2018 and 2017, respectively, and $593 and $176 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Amounts presented net of tax of $1 and $(2) for the quarters ended September 30, 2018 and 2017, respectively, and $2 and $(6) for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$67,410	$105,717
Restricted cash	1,835	1,839
Receivables, net of allowances of $5,967 and $5,775, respectively	194,941	201,570
Retainage	33,751	33,002
Contract assets	88,348	75,371
Inventories	63,144	63,969
Prepaid expenses and other current assets	33,435	35,282
Assets held for sale	10,173	70,314
Total current assets	493,037	587,064
Property, plant & equipment, less accumulated depreciation	107,792	109,040
Other assets
Goodwill	261,757	260,715
Intangible assets, less accumulated amortization	124,449	132,345
Deferred income tax assets	1,641	1,666
Other assets	26,362	16,269
Total other assets	414,209	410,995
Total Assets	$1,015,038	$1,107,099

Liabilities and Equity
Current liabilities
Accounts payable	$75,654	$70,611
Accrued expenses	83,682	92,011
Contract liabilities	35,297	51,597
Current maturities of long-term debt	26,548	26,555
Liabilities held for sale	6,423	20,900
Total current liabilities	227,604	261,674
Long-term debt, less current maturities	279,269	318,240
Deferred income tax liabilities	9,749	9,211
Other non-current liabilities	12,332	12,918
Total liabilities	528,954	602,043

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 32,313,990 and 32,462,542, respectively	323	325
Additional paid-in capital	128,330	140,749
Retained earnings	382,367	376,694
Accumulated other comprehensive loss	(32,668)	(23,522)
Total stockholders’ equity	478,352	494,246
Non-controlling interests	7,732	10,810
Total equity	486,084	505,056
Total Liabilities and Equity	$1,015,038	$1,107,099

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2016	33,956,304	$340	$167,700	$446,095	$(45,635)	$7,683	$576,183
Net income (loss)	—	—	—	(56,612)	—	2,414	(54,198)
Issuance of shares pursuant to restricted stock units	90,663	1	—	—	—	—	1
Issuance of shares pursuant to performance units	49,672	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	30,559	—	—	—	—	—	—
Forfeitures of restricted shares	(1,084)	—	—	—	—	—	—
Shares repurchased and retired	(1,452,296)	(14)	(31,716)	—	—	—	(31,730)
Equity-based compensation expense	—	—	8,104	—	—	—	8,104
Investments from non-controlling interests	—	—	—	—	—	158	158
Distributions to non-controlling interests	—	—	—	—	—	(71)	(71)
Currency translation adjustments, derivative transactions and pension activity, net	—	—	—	—	17,791	86	17,877
BALANCE, September 30, 2017	32,673,818	$327	$144,088	$389,483	$(27,844)	$10,270	$516,324

BALANCE, December 31, 2017	32,462,542	$325	$140,749	$376,694	$(23,522)	$10,810	$505,056
Cumulative effect adjustment (see Revenues: Note 3)	—	—	—	268	—	—	268
Net income	—	—	—	5,405	—	458	5,863
Issuance of shares pursuant to restricted stock units	301,041	3	—	—	—	—	3
Issuance of shares pursuant to performance units	296,909	3	—	—	—	—	3
Issuance of shares pursuant to deferred stock unit awards	26,396	—	—	—	—	—	—
Shares repurchased and retired	(772,898)	(8)	(18,620)	—	—	—	(18,628)
Equity-based compensation expense	—	—	6,201	—	—	—	6,201
Sale of non-controlling interests	—	—	—	—	—	(3,361)	(3,361)
Currency translation adjustments, derivative transactions and pension activity, net	—	—	—	—	(9,146)	(175)	(9,321)
BALANCE, September 30, 2018	32,313,990	$323	$128,330	$382,367	$(32,668)	$7,732	$486,084

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$5,863	$(54,198)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	27,692	34,410
Gain on sale of fixed assets	(423)	(6)
Equity-based compensation expense	6,201	8,104
Deferred income taxes	647	(4,511)
Non-cash restructuring charges	5,891	102
Goodwill impairment	1,389	45,390
Definite-lived intangible asset impairment	870	41,032
Loss on sale of businesses	8,729	—
Loss on foreign currency transactions	1,231	1,659
Other	(119)	(1,129)
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	(19,247)	(54,040)
Inventories	(3,188)	(4,645)
Prepaid expenses and other assets	678	6,562
Accounts payable and accrued expenses	(256)	23,726
Contract liabilities	(21,537)	(9,869)
Other operating	(396)	(79)
Net cash provided by operating activities	14,025	32,508

Cash flows from investing activities:
Capital expenditures	(22,230)	(22,515)
Proceeds from sale of fixed assets	955	423
Patent expenditures	(197)	(340)
Other acquisition activity	(9,000)	(9,045)
Sale of Bayou, net of cash disposed	37,942	—
Net cash provided by (used in) investing activities	7,470	(31,477)

Cash flows from financing activities:
Repurchase of common stock	(18,622)	(31,730)
Investments from non-controlling interests	—	158
Distributions to non-controlling interests	—	(71)
Payment of contingent consideration	—	(500)
Credit facility amendment fees	(1,093)	—
Principal payments on notes payable	(26)	150
Proceeds from line of credit, net	(19,000)	14,000
Principal payments on long-term debt	(19,688)	(15,085)
Net cash used in financing activities	(58,429)	(33,078)
Effect of exchange rate changes on cash	(2,366)	3,289
Net decrease in cash, cash equivalents and restricted cash for the period	(39,300)	(28,758)
Cash, cash equivalents and restricted cash, beginning of year	108,545	134,392
Cash, cash equivalents and restricted cash, end of period	69,245	105,634
Cash, cash equivalents and restricted cash associated with assets held for sale, end of period	—	(8,909)
Cash, cash equivalents and restricted cash, end of period	$69,245	$96,725
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

Revision
The Company identified errors related primarily to intercompany accounts and stock compensation prior to December 31, 2016 of approximately $9.0 million and corrected this error as a cumulative decrease to beginning retained earnings of $9.0 million with a corresponding increase to additional paid-in capital and accumulated other comprehensive loss of $1.1 million and $7.9 million, respectively, as of December 31, 2016. The Company also revised the results for the quarter and nine-month period ended September 30, 2017 to reflect the correction of these errors, resulting in: (i) a net increase to operating expenses of $0.3 million for both periods and a corresponding decrease in net income; and (ii) an increase to currency translation adjustments of $0.6 million and $1.4 million, respectively, which is a component of accumulated other comprehensive income. The Company also revised the results for the period ended September 30, 2017, which resulted in a decrease of $1.1 million to additional paid-in capital related to equity-based compensation expense.
The Company evaluated the impact of these errors on the prior period quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively. The Company determined that these errors were not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. As such, the revision for the corrections is reflected in the financial information of the applicable prior periods in this Form 10-Q filing and disclosure of the revised amount on other prior periods will be reflected in future filings containing the applicable period.

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
See Note 13 for additional restructuring activities approved by the Company’s board of directors on October 26, 2018.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On July 25, 2018, the Company’s board of directors approved a plan to exit the CIPP operation in Denmark to address continued underperformance in the business. As a result of this decision, the Company is seeking to divest assets, where possible. Accordingly, the Company has classified Denmark’s assets and liabilities as held for sale on the Consolidated

Balance Sheet at September 30, 2018. See Note 5. Additionally, see Note 13 for additional information on the executed asset sale agreement, effective November 1, 2018.
On May 14, 2018, the Company’s board of directors approved a plan to divest the Company’s CIPP business in Australia. While restructuring actions in Australia have led to year-over-year improvements in operating results, an assessment of the long-term fit within the Company’s portfolio led to the decision to divest the business. Accordingly, the Company has classified Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheet at September 30, 2018. See Note 5.
Corrosion Protection Segment (“Corrosion Protection”)
On August 31, 2018, the Company sold substantially all of the assets of its wholly-owned subsidiary, The Bayou Companies, LLC and its fifty-one percent (51%) interest in Bayou Wasco Insulation, LLC. The sale price was $46 million, consisting of $38 million paid in cash at closing and $8 million in a fully secured, two-year loan payable to Aegion. Aegion is also eligible to receive an additional $4 million in total earn-out payments based on performance of the divested businesses in 2019 and 2020. Cash proceeds, net of customary closing costs, were used to repay outstanding borrowings on the Company’s line of credit. The sale resulted in a pre-tax, non-cash loss of $8.7 million during the third quarter of 2018, which is included in “Other expense” in the Consolidated Statements of Operations.
On May 4, 2018, the Company acquired the operations of Hebna Inc., Hebna Canada Inc. and Hebna Corporation (collectively “Hebna”), for a total purchase price of $6.0 million ($3.0 million was paid during the second quarter of 2018 and $3.0 million was paid during the third quarter of 2018). The transaction was funded from a combination of domestic and international cash balances, with fifty percent (50%) of the purchase price being paid by the Company’s joint venture in Oman, in which the Company is a fifty-one percent (51%) partner. Hebna provides pipeline lining services, including compressed-fit lining, slip-lining, liner and free-standing pipe fusing, pipeline assessment and integrity management, pipeline pigging and calibration, and roto-lining services primarily in the United States, Canada and Middle East.
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
Energy Services Segment (“Energy Services”)
On July 20, 2018, the Company acquired the operations of Plant Performance Services LLC and P2S LLC (collectively “P2S”), for a total purchase price of $3.0 million. The transaction was funded from domestic cash balances. P2S specializes in general mechanical turnaround services, specialty welding services and field fabrication services primarily for the downstream oil and gas industry.

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

The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	September 30, 2018	December 31, 2017
Currency translation adjustments	$(38,017)	$(26,614)
Derivative hedging activity	5,584	3,336
Pension activity	(235)	(244)
Total accumulated other comprehensive loss	$(32,668)	$(23,522)
Net foreign exchange transaction losses of $0.4 million and $0.8 million in the third quarters of 2018 and 2017, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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
In 2017, in connection with its initial analysis of the TCJA, the Company recorded a provisional estimated net income tax expense of $2.4 million, which consisted of a charge of $10.4 million for the deemed mandatory repatriation less $7.1 million related to the release of deferred tax liabilities on unremitted foreign earnings and $0.9 million associated with other TCJA related impacts. On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), directing a taxpayer to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for income tax effects of the TCJA. In accordance with SAB 118, the additional estimated income tax of $2.4 million represented the Company’s best estimate at the time it was made, but also understanding that the provisional amount is subject to further adjustments under SAB 118. During the third quarter of 2018, the Company revised its estimate of the deemed mandatory repatriation tax on foreign earnings downward by $1.5 million primarily due to further refinement of the earnings and profits and cash and cash equivalent balances within the computation pursuant to guidance issued during the quarter. This adjustment was recorded as a reduction to income tax expense in the quarter and nine-month period ended September 30, 2018. The Company continues to refine its estimated balances, and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, issuance of additional regulatory guidance from the U.S. federal and state tax authorities, or its own assumption changes. All accounting will be completed within the one-year measurement period allowed under SAB 118. The ultimate impact of the TCJA may differ from the current estimated amounts and the adjustments could be material.

Earnings per Share
Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common shares used for basic EPS	32,312,000	32,905,142	32,390,777	33,363,472
Effect of dilutive stock options and restricted and deferred stock unit awards	—	—	667,229	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	32,312,000	32,905,142	33,058,006	33,363,472
The Company excluded 664,661 stock options and restricted and deferred stock units for the quarter ended September 30, 2018, and 737,423 and 702,544 stock options and restricted and deferred stock units for the quarter and nine-month period ended September 30, 2017, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods. The Company excluded 77,807 stock options for the quarter and nine months ended September 30, 2017, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.
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
Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	September 30, 2018	December 31, 2017(1)
Cash and cash equivalents	$67,410	$105,717
Restricted cash	1,835	1,839
Cash, cash equivalents and restricted cash	$69,245	$107,556
__________________________

(1)	Amounts exclude $1.0 million of cash and cash equivalents classified as held for sale at December 31, 2017 (see Note 5).
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
Based on the results of the valuation, the carrying amount of certain long-lived assets for the Fyfe North America asset group exceeded the fair value. Accordingly, the Company recorded impairment charges of $3.4 million to trademarks, $20.8 million to customer relationships and $16.8 million to patents and acquired technology in the third quarter of 2017. The impairment charges were recorded to “Definite-lived intangible asset impairment” in the Consolidated Statement of Operations. Property, plant and equipment were determined to have a fair value that exceeded carrying value; thus, no impairment was recorded.
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
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. The Company determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (including the risk-free rate on 20-year U.S. Treasury bonds), and certain other company-specific and market-based factors. As each reporting unit has a different risk profile based on the nature of its operations, the WACC for each reporting unit is adjusted, as appropriate, to account for company-specific risks. Accordingly, the WACC for each reporting unit may differ.
Impairment Review – Third Quarter 2017
As part of the 2017 Restructuring, which was approved by the Company’s board of directors on July 28, 2017, the Company exited all non-pipe related contract applications for the Tyfo® system in North America. As a result of this action, the Company evaluated the goodwill of its Fyfe reporting unit and determined that a triggering event occurred. As such, the Company engaged a third-party valuation firm to assist management in performing a goodwill impairment review for its Fyfe reporting unit during the third quarter of 2017. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of the reporting unit and compared such fair value to the carrying value of the reporting unit. For the Fyfe reporting unit, carrying value, as adjusted for the long-lived asset impairments discussed previously, exceeded fair value by approximately 45%.
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
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended September 30, 2018.
Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	September 30, 2018	December 31, 2017(1)
Current assets	$39,022	$42,732
Non-current assets	5,098	26,346
Current liabilities	14,514	12,449
Non-current liabilities	11,341	30,675
__________________________

(1)
Amounts included $25.4 million of assets and $9.8 million of liabilities classified as held for sale relating to our pipe coating and insulation joint venture in Louisiana, Bayou Wasco Insulation, LLC, which was divested on August 31, 2018. See Note 5.

	Quarters Ended September 30,		Nine Months Ended September 30,
Income statement data (1)	2018	2017	2018	2017(1)
Revenue	$16,405	$11,457	$39,179	$72,916
Gross profit	3,238	1,984	6,982	11,704
Net income (loss) attributable to Aegion Corporation	(946)	1,121	(886)	3,071
__________________________

(1)
During the nine months ended September 30, 2017, increased activity was primarily driven from our joint venture in Louisiana, which performed work on a large deepwater pipe coating and insulation project.

Newly Issued Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
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
In early 2017, the Company identified a project manager as well as a cross-functional implementation team responsible for identifying and assessing the impact on its lease contracts. During 2017 and 2018, the implementation team completed the assessment phase, which included data retrieval from the Company’s key third-party lease administration vendors and the identification of the Company’s known lease contracts throughout the world. Additionally, the Company is currently implementing a third-party software solution to support recognition and disclosure under the new standard, including customization and migration of existing data into the new software solution. During the fourth quarter of 2018, the Company will: (i) test the data output from the software solution in accordance with the new standard; (ii) calculate opening balances and determine the cumulative effect adjustment; and (iii) identify any further potential changes to business processes, systems and controls.
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
The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting FASB ASC 606, with the impact primarily related to royalty license fee revenues. The impact to revenues for the nine months ended September 30, 2018 was an increase of $1.9 million as a result of applying FASB ASC 606.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in FASB ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts in which construction, engineering and installation services are provided, there is a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The bundle of goods and services represents the combined output for which the customer has contracted. For product sales contracts with multiple performance obligations where each product is distinct, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good in the contract. For royalty license agreements whereby intellectual property is transferred to the customer, there is a single performance obligation as the license is not separately identifiable from the other goods and services in the contract.
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 92.6% and 93.3% of revenues for the quarters ended September 30, 2018 and 2017, respectively, and 93.6% and 93.3% of revenues for the nine months ended September 30, 2018 and 2017, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 7.4% and 6.7% of revenues for the quarters ended September 30, 2018 and 2017, respectively, and 6.4% and 6.7% for the nine months ended September 30, 2018 and 2017, respectively.
On September 30, 2018, the Company had $670.7 million of remaining performance obligations. The Company estimates that approximately $654.7 million, or 97.6%, of the remaining performance obligations at September 30, 2018 will be realized as revenues in the next 12 months.
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
Revenue by Category
The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$111,902	$72,022	$78,374	$262,298
Canada	16,153	19,767	—	35,920
Europe	13,460	2,821	—	16,281
Other foreign	14,166	11,014	—	25,180
Total revenues	$155,681	$105,624	$78,374	$339,679

	Nine Months Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$323,327	$207,267	$248,612	$779,206
Canada	44,028	51,157	—	95,185
Europe	39,600	8,535	—	48,135
Other foreign	43,885	33,159	—	77,044
Total revenues	$450,840	$300,118	$248,612	$999,570

	Quarter Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$128,356	$57,024	$65,435	$250,815
Canada	17,936	24,003	—	41,939
Europe	13,900	3,467	—	17,367
Other foreign	13,969	17,782	—	31,751
Total revenues	$174,161	$102,276	$65,435	$341,872

	Nine Months Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$328,627	$241,620	$216,799	$787,046
Canada	42,170	55,883	—	98,053
Europe	41,196	10,460	—	51,656
Other foreign	39,347	45,418	—	84,765
Total revenues	$451,340	$353,381	$216,799	$1,021,520

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$141,598	$68,935	$2,069	$212,602
Time and materials	—	25,612	76,305	101,917
Product sales	11,679	11,077	—	22,756
License fees	2,404	—	—	2,404
Total revenues	$155,681	$105,624	$78,374	$339,679

	Nine Months Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$416,392	$210,819	$13,793	$641,004
Time and materials	—	60,160	234,819	294,979
Product sales	32,011	29,139	—	61,150
License fees	2,437	—	—	2,437
Total revenues	$450,840	$300,118	$248,612	$999,570

	Quarter Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$163,043	$76,419	$1,548	$241,010
Time and materials	—	14,188	63,887	78,075
Product sales	10,987	11,669	—	22,656
License fees	131	—	—	131
Total revenues	$174,161	$102,276	$65,435	$341,872

	Nine Months Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$419,991	$276,431	$4,216	$700,638
Time and materials	—	40,325	212,583	252,908
Product sales	30,905	36,625	—	67,530
License fees	444	—	—	444
Total revenues	$451,340	$353,381	$216,799	$1,021,520
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
Net contract assets (liabilities) consisted of the following (in thousands):

	September 30, 2018(1)	December 31, 2017(2)
Contract assets – current	$88,348	$75,371
Contract liabilities – current	(35,297)	(51,597)
Net contract assets	$53,051	$23,774
__________________________

(1)	Amounts exclude contract assets of $2.2 million and contract liabilities of less than $0.1 million that were classified as held for sale at September 30, 2018 (see Note 5).

(2)	Amounts exclude contract assets of $1.3 million and contract liabilities of $5.5 million that were classified as held for sale at December 31, 2017 (see Note 5).
Included in the change of total net contract assets was a $13.0 million increase in contract assets, primarily related to the timing between work performed on open contracts and contractual billing terms, and a $16.3 million decrease in contract liabilities, primarily related to the timing of customer advances on certain contracts.
Substantially all of the $51.6 million and $62.7 million contract liabilities balances at December 31, 2017 and December 31, 2016, respectively, were recognized in revenues during the first nine months of 2018 and 2017, respectively.
Impairment losses recognized on receivables and contract assets were not material during the first nine months of 2018 and 2017.

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
In May 2018 and July 2018, the Company’s board of directors approved subsequent actions to divest the Australia CIPP business and divest assets, where possible, from the Denmark CIPP business, respectively (see Note 5).
During the first nine months of 2018, total pre-tax 2017 Restructuring charges recorded were $15.6 million ($14.0 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring and related impairment charges since inception were $125.7 million ($115.6 million post-tax), including cash charges of $21.1 million and non-cash charges of $104.6 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. The Company reduced headcount by approximately 320 employees as a result of these actions.
Management expects total restructuring and impairment charges for actions approved on July 28, 2017, and including the subsequent actions for Australia and Denmark, to be approximately $130 million.
See Note 13 for additional restructuring activities approved by the Company’s board of directors on October 26, 2018.
During the quarter and nine months ended September 30, 2018 and 2017, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Quarter Ended September 30, 2018			Quarter Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Total	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$914	$35	$949	$3,140	$1,930	$5,070
Lease and contract termination costs	215	—	215	250	90	340
Relocation and other moving costs	55	—	55	—	29	29
Other restructuring costs (1)	5,085	1,119	6,204	1,183	115	1,298
Total pre-tax restructuring charges (2)	$6,269	$1,154	$7,423	$4,573	$2,164	$6,737
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America and right-sizing the CIPP operations in Australia and Denmark. Amounts also include goodwill and definite-lived intangible asset impairments related to Denmark.

(2)
Includes $0.3 million and $0.8 million of corporate-related restructuring charges in the third quarter of 2018 and 2017, respectively, that have been allocated to the Infrastructure Solutions and Corrosion Protection reportable segments.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Total	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$2,780	$437	$3,217	$3,140	$1,930	$5,070
Lease and contract termination costs	1,052	150	1,202	250	90	340
Relocation and other moving costs	129	—	129	—	29	29
Other restructuring costs (1)	8,395	2,637	11,032	1,183	115	1,298
Total pre-tax restructuring charges (2)	$12,356	$3,224	$15,580	$4,573	$2,164	$6,737
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America and right-sizing the CIPP operations in Australia and Denmark. Amounts also include goodwill and definite-lived intangible asset impairments related to Denmark.

(2)
Includes $0.9 million and $0.8 million of corporate-related restructuring charges in the first nine months of 2018 and 2017, respectively, that have been allocated to the Infrastructure Solutions and Corrosion Protection reportable segments.

2017 Restructuring costs related to severance, other termination benefit costs and early lease and contract termination costs were $1.2 million and $5.4 million for the quarters ended September 30, 2018 and 2017, respectively, and $4.5 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively, and are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the 2017 Restructuring recognized in the quarter and nine month periods ended September 30, 2018 and 2017 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended September 30, 2018			Quarter Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Total (1)	Infrastructure Solutions	Corrosion Protection	Total (2)
Cost of Revenues	$138	$567	$705	$30	$15	$45
Operating expenses	2,466	552	3,018	1,153	100	1,253
Goodwill impairment	1,389	—	1,389	—	—	—
Definite-lived intangible asset impairment	870	—	870	—	—	—
Restructuring and related charges	1,184	35	1,219	3,390	2,049	5,439
Other expense	222	—	222	—	—	—
Total pre-tax restructuring charges	$6,269	$1,154	$7,423	$4,573	$2,164	$6,737
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $2.3 million and non-cash charges of $5.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)
Total pre-tax restructuring charges include cash charges of $6.6 million and non-cash charges of $0.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Infrastructure Solutions	Corrosion Protection	Total (1)	Infrastructure Solutions	Corrosion Protection	Total (2)
Cost of Revenues	$138	$567	$705	$30	$15	$45
Operating expenses	5,776	2,070	7,846	1,153	100	1,253
Goodwill impairment	1,389	—	1,389	—	—	—
Definite-lived intangible asset impairment	870	—	870	—	—	—
Restructuring and related charges	3,961	587	4,548	3,390	2,049	5,439
Other expense	222	—	222	—	—	—
Total pre-tax restructuring charges	$12,356	$3,224	$15,580	$4,573	$2,164	$6,737
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $7.4 million and non-cash charges of $8.2 million. Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)
Total pre-tax restructuring charges include cash charges of $6.6 million and non-cash charges of $0.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize the 2017 Restructuring activity during the first nine months of 2018 and 2017 (in thousands):

	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Utilized in 2018		Reserves at September 30, 2018
				Cash(1)	Non-Cash
Severance and benefit related costs	$3,864	$3,217	$(30)	$4,754	$—	$2,297
Lease and contract termination costs	650	1,202	(4)	1,337	—	511
Relocation and other moving costs	—	129	—	129	—	—
Other restructuring costs	675	11,032	—	3,204	8,150	353
Total pre-tax restructuring charges	$5,189	$15,580	$(34)	$9,424	$8,150	$3,161
__________________________

(1)	Refers to cash utilized to settle charges during the first nine months of 2018.

	2017 Charge to Income	Utilized in 2017		Reserves at September 30, 2017
		Cash(1)	Non-Cash
Severance and benefit related costs	$5,070	$1,639	$—	$3,431
Lease and contract termination costs	340	264	—	76
Relocation and other moving costs	29	29	—	—
Other restructuring costs	1,298	521	77	700
Total pre-tax restructuring charges	$6,737	$2,453	$77	$4,207
__________________________

(1)	Refers to cash utilized to settle charges during the first nine months of 2017.

5.    ASSETS AND LIABILITIES HELD FOR SALE
On May 14, 2018 and July 25, 2018, the Company’s board of directors approved plans to divest the assets and liabilities of Australia and Denmark, respectively (see Notes 1 and 4). For Australia, a sales process is under way and management believes that it is probable that a sale will occur before the end of the first quarter of 2019. For Denmark, see Note 13 for additional information on the executed asset sale agreement, effective November 1, 2018.
On July 28, 2017, the Company’s board of directors approved a plan to sell the assets and liabilities of Bayou. The Company completed a sale transaction during the third quarter of 2018. See Note 1.
The relevant asset and liability balances at September 30, 2018 and December 31, 2017 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. No impairment charges were recorded on these assets as the net carrying value approximated or was less than management’s current expectation of fair value less cost to sell. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur impairment charges or a loss on disposal.
The following table provides the components of assets and liabilities held for sale (in thousands):

	September 30, 2018			December 31, 2017
	Australia	Denmark	Total	Bayou
Assets held for sale:
Current assets
Cash and cash equivalents	$—	$—	$—	$989
Receivables, net	2,003	—	2,003	6,368
Retainage	16	—	16	—
Contract assets	2,185	—	2,185	1,299
Inventories	1,769	35	1,804	3,727
Prepaid expenses and other current assets	250	—	250	827
Total current assets	6,223	35	6,258	13,210
Property, plant & equipment, less accumulated depreciation	2,315	1,600	3,915	53,887
Identified intangible assets, less accumulated amortization	—	—	—	3,217
Total assets held for sale	$8,538	$1,635	$10,173	$70,314

Liabilities held for sale:
Current liabilities
Accounts payable	$985	$—	$985	$5,763
Accrued expenses	5,399	—	5,399	1,805
Contract liabilities	39	—	39	5,478
Total current liabilities	6,423	—	6,423	13,046
Long-term debt	—	—	—	7,757
Other non-current liabilities	—	—	—	97
Total liabilities held for sale	$6,423	$—	$6,423	$20,900

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2017:
Goodwill, gross	$246,486	$74,369	$80,246	$401,101
Accumulated impairment losses	(61,459)	(45,400)	(33,527)	(140,386)
Goodwill, net	185,027	28,969	46,719	260,715
2018 Activity:
Acquisitions (1) (2)	—	2,715	1,258	3,973
Impairments (3)	(1,389)	—	—	(1,389)
Foreign currency translation	(1,363)	(179)	—	(1,542)
Balance, September 30, 2018:
Goodwill, gross	245,123	76,905	81,504	403,532
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	$182,275	$31,505	$47,977	$261,757
__________________________

(1)	During the second quarter of 2018, the Company recorded goodwill of $2.7 million related to the acquisition of Hebna (see Note 1).

(2)	During the third quarter of 2018, the Company recorded goodwill of $1.3 million related to the acquisition of P2S (see Note 1).

(3)	During the third quarter of 2018, the Company recorded a $1.4 million goodwill impairment related to restructuring activities in Denmark (see Note 4).
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements (3)	1.8	$3,899	$(3,686)	$213	$4,497	$(3,623)	$874
Leases	2.3	796	(599)	197	796	(534)	262
Trademarks (2) (3)	9.6	15,739	(7,132)	8,607	15,464	(6,184)	9,280
Non-competes (1) (2)	4.8	2,548	(1,107)	1,441	1,197	(1,048)	149
Customer relationships (1) (2) (3)	9.2	161,745	(64,876)	96,869	160,423	(56,907)	103,516
Patents and acquired technology	6.1	38,699	(21,577)	17,122	39,285	(21,021)	18,264
		$223,426	$(98,977)	$124,449	$221,662	$(89,317)	$132,345
__________________________

(1)	During the second quarter of 2018, the Company recorded non-competes of $1.1 million and customer relationships of $1.3 million related to the acquisition of Hebna (see Note 1).

(2)
During the third quarter of 2018, the Company recorded trademarks of $0.3 million, non-competes of $0.2 million and customer relationships of $0.7 million related to the acquisition of P2S (see Note 1).

(3)
During the third quarter of 2018, the Company recorded intangible asset impairments related to restructuring activities in Denmark of $0.5 million for license agreements, $0.1 million for trademarks, and $0.3 million for customer relationships (see Note 4).

Amortization expense was $3.5 million and $3.8 million for the quarters ended September 30, 2018 and 2017, respectively, and $10.4 million and $12.5 million for the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense by year is as follows (in thousands):

2018	$13,848
2019	13,738
2020	13,691
2021	13,485
2022	13,287

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term note, due February 27, 2023, annualized rates of 4.53% and 3.60%, respectively	$288,750	$308,437
Line of credit, 4.39% and 3.50%, respectively	19,000	38,000
Other notes with interest rates from 3.3% to 7.8%	780	875
Subtotal	308,530	347,312
Less – Current maturities of long-term debt	26,548	26,555
Less – Unamortized loan costs	2,713	2,517
Total	$279,269	$318,240
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
The amended Credit Facility consists of a $300.0 million five-year revolving line of credit and a $308.4 million five-year term loan facility. Interest terms from the Company’s original credit facility did not change under the amendment. The amended Credit Facility also: (i) extended the expiration date of the original credit facility and the amortization period for the term loan facility from October 2020 to February 2023; (ii) approved the sale of Bayou; and (iii) updated the defined terms to allow for the add-back of certain charges related to the 2017 Restructuring when calculating the Company’s compliance with the financial covenants. As required by the amended Credit Facility, net cash proceeds of $35 million from the sale of Bayou were applied against the outstanding borrowings on the revolving line of credit during the third quarter of 2018. Additionally, and in conjunction with the sale, the maximum aggregate principal amount of the revolving line of credit was permanently reduced from $300.0 million to $275.0 million.
The Company paid expenses of $2.5 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.6 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first nine months of 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first nine months of 2018.
Generally, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2018 was approximately 4.39%.
The Company’s indebtedness at September 30, 2018 consisted of $288.8 million outstanding from the $308.4 million term loan under the amended Credit Facility, $19.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt. During the first nine months of 2018, the Company had net repayments on the line of credit of $19.0 million, which included a $35.0 million repayment from the proceeds on the Bayou sale, net of borrowings of $16.0 million for domestic working capital needs.
As of September 30, 2018, the Company had $29.3 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $13.7 million was collateral for the benefit of certain of our insurance carriers and $15.6 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s long-term debt was approximately $305.6 million and $356.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of September 30, 2018 was approximately 3.74%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 12.
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
The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.5 to 1.00. At September 30, 2018, the Company’s consolidated financial leverage ratio was 2.88 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $68.8 million of additional debt.

•
Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00. At September 30, 2018, the Company’s fixed charge ratio was 1.45 to 1.00.

At September 30, 2018, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

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
During the first nine months of 2018, the Company acquired 548,198 shares of the Company’s common stock for $13.2 million ($24.07 average price per share) through the open market repurchase program discussed above and 224,700 shares of the Company’s common stock for $5.4 million ($24.15 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
During the first nine months of 2017, the Company acquired 1,346,132 shares of the Company’s common stock for $29.4 million ($21.81 average price per share) through the open market repurchase program discussed above and 106,164 shares of the Company’s common stock for $2.4 million ($22.25 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of September 30, 2018, 2,667,104 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders also approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of September 30, 2018, 73,532 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.
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

A summary of the stock award activity is as follows:

	Nine Months Ended September 30, 2018
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	1,428,878	$21.53
Restricted stock units awarded	279,459	24.14
Performance stock units awarded	219,943	23.25
Restricted stock units distributed	(301,041)	17.37
Performance stock units distributed	(296,909)	21.55
Restricted stock units forfeited	(78,171)	21.52
Performance stock units forfeited	(61,952)	26.42
Outstanding at September 30, 2018	1,190,207	$23.26
Expense associated with stock awards was $1.1 million and $2.2 million for the quarters ended September 30, 2018 and 2017, respectively, and $5.2 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized pre-tax expense of $12.4 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.91 years for awards outstanding at September 30, 2018.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Nine Months Ended September 30, 2018
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	269,977	$20.14
Awarded	43,729	23.67
Distributed	(26,396)	19.32
Outstanding at September 30, 2018	287,310	$20.76
Expense associated with deferred stock unit awards was less than $0.1 million for each of the quarters ended September 30, 2018 and 2017, and $1.0 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
There were 73,897 stock options forfeited during the nine months ended September 30, 2018 with a weighted average exercise price of $26.60 per share. Stock options outstanding and exercisable at September 30, 2018 were 52,783, with a weighted average exercise price of $18.11 per share.
There was no expense associated with stock option grants for both quarters and nine months ended September 30, 2018 and 2017 and no unrecognized pre-tax expense related to stock option grants at September 30, 2018.

Financial data for stock option exercises are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Aggregate intrinsic value of outstanding stock options	$384	$478
Aggregate intrinsic value of exercisable stock options	384	478
The intrinsic value calculations are based on the Company’s closing stock price of $25.38 and $23.28 on September 30, 2018 and 2017, respectively.
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

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter and nine-month period ended September 30, 2018 was a benefit of 1,275.0% on a pre-tax loss and an expense of 22.9% on pre-tax income, respectively. These effective rates were positively impacted by a $1.5 million adjustment to the mandatory deemed repatriation tax on foreign earnings and a $1.5 million net tax benefit related to employee share-based awards that vested during the first quarter of 2018. In total, these two adjustments had a 39.3% benefit to the effective tax rate during the first nine months of 2018. Offsetting these positive impacts were valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized.
For the quarter and nine-month period ended September 30, 2017, the Company’s effective tax rate was a benefit of 7.4% on a pre-tax loss and an expense of 2.2% on a pre-tax loss, respectively. The low effective tax rates, as compared to the U.S. federal statutory income tax rate, were unfavorably impacted by: (i) significant pre-tax charges related to goodwill and definite-lived intangible asset impairments, certain of which are not deductible for tax purposes; and (ii) the impact of establishing a $14.9 million valuation allowance on net operating losses and other deferred tax assets in jurisdictions, primarily in the United States, where the Company is unlikely to recognize these benefits. The effective tax rate for the first nine months of 2017 was also unfavorably impacted by a higher mix of earnings in the United States, primarily from income generated on a large deepwater project in the Company’s pipe coating and insulation operation.

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
Purchase Commitments
The Company had no material purchase commitments at September 30, 2018.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2018 on its Consolidated Balance Sheet.

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
Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Infrastructure Solutions	$155,681	$174,161	$450,840	$451,340
Corrosion Protection	105,624	102,276	300,118	353,381
Energy Services	78,374	65,435	248,612	216,799
Total revenues	$339,679	$341,872	$999,570	$1,021,520

Gross profit:
Infrastructure Solutions	$38,135	$41,189	$100,793	$106,803
Corrosion Protection	26,411	23,063	74,524	86,663
Energy Services	8,127	9,190	29,913	27,156
Total gross profit	$72,673	$73,442	$205,230	$220,622

Operating income (loss):
Infrastructure Solutions (1)	$10,398	$(74,025)	$19,563	$(60,224)
Corrosion Protection (2)	2,463	(2,703)	6,184	15,803
Energy Services	148	1,457	4,902	4,857
Total operating income (loss)	13,009	(75,271)	30,649	(39,564)
Other income (expense):
Interest expense	(3,870)	(3,962)	(13,236)	(12,014)
Interest income	130	33	239	117
Other (3)	(9,281)	(798)	(10,049)	(1,593)
Total other expense	(13,021)	(4,727)	(23,046)	(13,490)
Income (loss) before taxes on income	$(12)	$(79,998)	$7,603	$(53,054)
_______________________

(1)
Operating income in the third quarter of 2018 includes $6.0 million of 2017 Restructuring charges (see Note 4) and $0.2 million of costs primarily related to the planned divestitures of Australia and Denmark. Operating loss in the third quarter of 2017 includes: (i) $4.5 million of 2017 Restructuring charges (see Note 3); (ii) $45.4 million of goodwill impairment charges (see Note 2); (iii) $41.0 million of definite-lived intangible asset impairment charges (see Note 2); and (iv) $0.1 million of costs incurred primarily related to the acquisition of Environmental Techniques.

Operating income in the first nine months of 2018 includes $12.1 million of 2017 Restructuring charges (see Note 4) and $0.5 million of costs primarily related to the planned divestitures of Australia and Denmark. Operating loss in the nine months ended September 30, 2017 includes: (i) $4.7 million of 2017 Restructuring charges (see Note 3); (ii) $45.4 million of goodwill impairment charges (see Note 2); (iii) $41.0 million of definite-lived intangible asset impairment charges (see Note 2); and (iv) $0.7 million of costs incurred primarily related to the acquisition of Environmental Techniques.

(2)
Operating income in the third quarter of 2018 includes $1.2 million of 2017 Restructuring charges (see Note 4) and $4.6 million of costs incurred primarily related to the divestiture of Bayou. Operating loss in the third quarter of 2017 includes $2.2 million of 2017 Restructuring charges (see Note 3) and $1.9 million of costs incurred primarily related to the planned divestiture of Bayou.

Operating income in the first nine months of 2018 includes $3.2 million of 2017 Restructuring charges (see Note 4) and $5.5 million of costs incurred primarily related to the acquisition of Hebna and the divestiture of Bayou. Operating income in the first nine months of 2017 includes $2.2 million of 2017 Restructuring charges (see Note 3) and $1.9 million of costs incurred primarily related to the planned divestiture of Bayou.

(3)
Other expense for the quarter and nine months ended September 30, 2018 includes charges of $8.7 million related to the loss on the sale of Bayou and $0.2 million related to 2017 Restructuring charges (see Note 4).

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (1):
United States	$262,298	$250,815	$779,206	$787,046
Canada	35,920	41,939	95,185	98,053
Europe	16,281	17,367	48,135	51,656
Other foreign	25,180	31,751	77,044	84,765
Total revenues	$339,679	$341,872	$999,570	$1,021,520

Gross profit:
United States	$57,043	$56,295	$165,203	$179,029
Canada	7,265	9,099	17,494	19,703
Europe	2,931	2,989	5,467	9,414
Other foreign	5,434	5,059	17,066	12,476
Total gross profit	$72,673	$73,442	$205,230	$220,622

Operating income (loss):
United States	$12,604	$(57,799)	$32,983	$(25,752)
Canada	4,055	1,148	7,170	5,086
Europe	(4,423)	(2,860)	(10,473)	(2,672)
Other foreign	773	(15,760)	969	(16,226)
Total operating income (loss)	$13,009	$(75,271)	$30,649	$(39,564)
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. At September 30, 2018, the Company’s cash flow hedges were in a net deferred gain position of $5.6 million due to favorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred gains and losses were recorded in other non-current assets and other non-current liabilities, respectively, and other comprehensive income on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.
The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. During the first nine months of 2018 and 2017, losses of $0.4 million and

$0.1 million, respectively, were recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.
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
The following table summarizes the Company’s derivative positions at September 30, 2018:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/British Pound	Sell	£1,962,900	0.3	1.31
EURO/British Pound	Sell	£2,568,300	0.3	1.12
Interest Rate Swap		$216,562,500	4.3
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$176
Interest Rate Swaps	Other non-current assets	5,584	3,193
	Total Assets	$5,584	$3,369

Forward Currency Contracts	Accrued expenses	$—	$33
	Total Liabilities	$—	$33

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$10
	Total Assets	$—	$10

Forward Currency Contracts	Accrued expenses	$61	$—
	Total Liabilities	$61	$—

	Total Derivative Assets	$5,584	$3,379
	Total Derivative Liabilities	61	33
	Total Net Derivative Asset (Liability)	$5,523	$3,346

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
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended September 30, 2018. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

13.    SUBSEQUENT EVENTS
Additional Restructuring Actions
On October 26, 2018, the Company’s board of directors approved additional actions with respect to the 2017 Restructuring, which included the decision to: (i) exit multiple additional international locations; and (ii) take actions to further optimize operations within North America. Total pre-tax charges associated with the additional actions are expected to be approximately $25 million, including pre-tax cash charges of approximately $8 million to $10 million. Most charges are expected to be incurred by mid-2019 and relate to employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but also include certain other measures to reduce consolidated operating costs. The Company expects to reduce headcount by approximately 150 employees as a result of these additional actions. As the Company completes these actions over the coming months, additional charges and headcount reductions could occur.
Asset Sale Agreement
On November 1, 2018, the Company executed a sale agreement for substantially all of the fixed assets and inventory from its CIPP operations in Denmark for a sale price of DKK 10.5 million (approximately $1.6 million). The transfer of ownership is expected to occur in early November 2018. In connection with the sale, the Company entered into a five-year exclusive tube-supply agreement whereby the buyers will purchase liners from the Company. The buyers will also be entitled to use the Insituform® trade name based on a trade mark license granted for the same five-year time period. No impairment charges are expected to be recorded as the net carrying value approximated or was less than the sale price.

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
Corrosion Protection – Corrosion Protection is positioned to capture the benefits of continued oil and natural gas pipeline infrastructure developments across North America and internationally, as producers and midstream pipeline companies transport their product from onshore and offshore oil and gas fields to regional demand centers. The segment has a broad portfolio of technologies, products and services to protect, maintain, rehabilitate, assess and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe joint coatings and insulation, as well as an increasing offering of assessment and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas markets.

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

Business Outlook
We believe favorable end markets and the progress made over the last three years to advance our long-term strategy give us the opportunity to grow operating income in 2018, which is expected to result in earnings per share growth and an increase in return on invested capital compared to 2017.
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
Despite favorable end markets, strategic investments and technology enhancements, we expect Infrastructure Solutions to have flat to a slight decline in revenues in 2018 compared to 2017. Our revenue expectation for the year has declined as a result of year-to-date challenges in the North American CIPP market and certain international markets. Operating margins are expected to be slightly higher in 2018 than in 2017 due to a reduction in losses incurred in 2017 in our CIPP businesses in Denmark and Australia and in our FRP business in North America, partially offset by potential increases in petroleum-based inputs and construction labor costs.
Corrosion Protection
For Corrosion Protection, we expect a revenue decline in 2018 compared to 2017, reflecting the lost contribution from the large deepwater project and the sale of Bayou in the third quarter of 2018. Excluding the large deepwater project, revenues are expected to increase compared to 2017.
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
With oil prices trading in a more stable range, we have responded to more customer inquiries for our Tite Liner® lining pipeline protection system and field pipe coatings domestically and overseas.
Energy Services
We expect Energy Services to continue to build on the momentum achieved in 2017. The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead outsourced provider of maintenance services at 14 out of the 17 refineries on the United States West Coast. We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround service, electrical and instrumentation maintenance, scaffolding services and small capital construction activities. Our plan to improve operating efficiencies and maximize margins is working. The favorable outlook we expect in 2018 supports growth in revenue and operating margins compared to 2017.

Strategic Initiatives/Divestiture
2017 Restructuring
In July 2017, our board of directors approved a realignment and restructuring plan (the “2017 Restructuring”). As part of the 2017 Restructuring, we announced plans to: (i) divest our pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® system in North America; (iii) right-size our cathodic protection services operation in Canada and our CIPP businesses in Australia and Denmark; and (iv) reduce corporate and other operating costs. These decisions reflected our: (a) desire to reduce further our exposure in the North American upstream oil and gas markets; (b) assessment of our ability to drive sustainable, profitable growth in the non-pipe FRP contracting market in North America; and (c) assessment of continuing weak conditions in the Canadian oil and gas markets. We reduced headcount by approximately 320 employees as a result of these actions.
While restructuring actions in Australia have led to year-over-year improvements in operating results, an assessment of the long-term fit within our portfolio led to the decision in May 2018 to divest the Australia CIPP business. In July 2018, we also made the decision to divest assets, where possible, from the Denmark CIPP business.
Total pre-tax 2017 Restructuring charges recorded during the first nine months of 2018 were $15.6 million ($14.0 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring and related impairment charges since inception were $125.7 million ($115.6 million post-tax), including cash charges of $21.1 million and non-cash charges of $104.6 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America.
We expect total restructuring and impairment charges for actions approved on July 28, 2017, and including the subsequent actions in Australia and Denmark, to be approximately $130 million.

On October 26, 2018, our board of directors approved additional actions with respect to the 2017 Restructuring, which included the decision to: (i) exit multiple additional international locations; and (ii) take actions to further optimize operations within North America. These actions are expected to drive incremental annual savings of more than $5 million as well as eliminate significant losses from underperforming businesses over the last several years. Total pre-tax charges associated with the additional actions are expected to be approximately $25 million, including pre-tax cash charges of approximately $8 million to $10 million. Most charges are expected to be incurred by mid-2019 and relate to employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but also include certain other measures to reduce consolidated operating costs. We expect to reduce headcount by approximately 150 employees as a result of these additional actions. As we completes these actions over the coming months, additional charges and headcount reductions could occur.
See Notes 4 and 13 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.
Divestitures – Completed and Planned
On August 31, 2018, we sold substantially all of the assets of our wholly-owned subsidiary, The Bayou Companies, LLC and its fifty-one percent (51%) interest in Bayou Wasco Insulation, LLC. The sale price was $46 million, consisting of $38 million paid in cash at closing and $8 million in a fully secured, two-year loan payable to Aegion. The sale resulted in a pre-tax, non-cash loss of $8.7 million during the third quarter of 2018, which is included in “Other expense” in the Consolidated Statements of Operations.
On July 25, 2018, our board of directors approved a plan to exit the CIPP operation in Denmark to address continued underperformance in the business. As a result of this decision, on November 1, 2018 we executed a sale agreement for substantially all of the fixed assets and inventory. We expect any remaining activities related to exiting the business to be completed by the end of 2018. As of September 30, 2018, the assets and liabilities were classified as held for sale on our Consolidated Balance Sheet.
On May 14, 2018, our board of directors approved a plan to divest our CIPP business in Australia. While restructuring actions in Australia have led to year-over-year improvements in operating results, an assessment of the long-term fit within our portfolio led to the decision to divest the business. We are currently engaged in a process to sell the business and expect completion before the end of 2018. As of September 30, 2018, the assets and liabilities were classified as held for sale on our Consolidated Balance Sheet. If we are unable to sell this business or if we dispose of assets at a price or on terms that are less favorable, or at a higher cost, than we currently anticipate, we could incur impairment charges or losses on disposal.
See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2018 and 2017
Significant Events
2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $15.6 million ($14.0 million post-tax) and $6.7 million ($5.7 million post-tax) during the first nine months of 2018 and 2017, respectively. Restructuring charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments. See Note 4 to the consolidated financial statements contained in this Report.
Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $6.0 million ($4.5 million post-tax) and $2.5 million ($1.6 million post-tax) during the first nine months of 2018 and 2017, respectively, related primarily to the divestitures of Bayou and Australia and the acquisitions of Hebna in 2018 and Environmental Techniques in 2017. Expenses primarily impacted the Corrosion Protection and Infrastructure Solutions reportable segments.
Loss on Sale of Bayou – The sale of our pipe coating and insulation businesses in Louisiana resulted in a pre-tax loss of $8.7 million ($6.5 million post-tax) during the third quarter of 2018, which is included in “Other expense” in the Consolidated Statements of Operations.

Consolidated Operating Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$339,679	$341,872	$(2,193)	(0.6)%
Gross profit	72,673	73,442	(769)	(1.0)
Gross profit margin	21.4%	21.5%	N/A	(10	)bp
Operating expenses	51,386	54,872	(3,486)	(6.4)
Goodwill impairment	1,389	45,390	(44,001)	N/M
Definite-lived intangible asset impairment	870	41,032	(40,162)	N/M
Acquisition and divestiture expenses	4,800	1,980	2,820	142.4
Restructuring and related charges	1,219	5,439	(4,220)	(77.6)
Operating income (loss)	13,009	(75,271)	88,280	117.3
Operating margin	3.8%	(22.0)%	N/A	2,580	bp
Net loss attributable to Aegion Corporation	(447)	(73,498)	73,051	(99.4)

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$999,570	$1,021,520	$(21,950)	(2.1)%
Gross profit	205,230	220,622	(15,392)	(7.0)
Gross profit margin	20.5%	21.6%	N/A	(110	)bp
Operating expenses	161,750	165,812	(4,062)	(2.4)
Goodwill impairment	1,389	45,390	(44,001)	N/M
Definite-lived intangible asset impairment	870	41,032	(40,162)	N/M
Acquisition and divestiture expenses	6,024	2,513	3,511	139.7
Restructuring and related charges	4,548	5,439	(891)	(16.4)
Operating income (loss)	30,649	(39,564)	70,213	177.5
Operating margin	3.1%	(3.9)%	N/A	700	bp
Net income (loss) attributable to Aegion Corporation	5,405	(56,612)	62,017	109.5
_____________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues decreased $2.2 million, or 0.6%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease in revenues was due to an $18.5 million decrease in Infrastructure Solutions primarily due to a decrease in North American CIPP contracting installation services activity due to an unfavorable project mix and FRP project activity in our North American operations. Partially offsetting the decrease was a $12.9 million increase in Energy Services due to an increase in construction services activities and a $3.3 million increase in Corrosion Protection primarily from higher revenues in our Middle East coating services operation.
Revenues decreased $22.0 million, or 2.1%, in the first nine months of 2018 compared to the first nine months of 2017. The decrease in revenues was primarily due to a $53.3 million decrease in Corrosion Protection, driven by a $79.6 million decrease in revenues at our pipe coating and insulation operation, which completed a large deepwater project in 2017 and was sold during the third quarter of 2018. Partially offsetting the decrease was a $31.8 million increase in Energy Services mainly due to an increase in construction services activities and the successful completion of labor transitions at refineries to comply with labor laws in California.
Gross Profit and Gross Profit Margin
Gross profit decreased $0.8 million, or 1.0%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease in gross profit was due to: (i) a $3.1 million decrease in Infrastructure Solutions primarily due to lower FRP project activity in our North American operation, as noted above, and lower revenues and execution issues related to CIPP contracting installation services activity in our North American and European operations; and (ii) a $1.1 million decrease in Energy Services mainly due to project performance execution issues on certain construction services projects. Partially offsetting the decreases in gross profit was a $3.3 million increase in Corrosion Protection primarily from higher margin project activity in our Middle East coating services operation.
Gross profit margin declined to 21.4% in the third quarter of 2018 from 21.5% in the third quarter of 2017. The decline was primarily due to a decrease in margins driven by our pipe coating and insulation operation in Corrosion Protection, and certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations in Infrastructure Solutions. Offsetting the decreases was improved gross profit margin performance in Corrosion Protection primarily related to improved project performance in our U.S. cathodic protection operation and high-margin project activities in our coating services operation, most notably in the Middle East.
Gross profit decreased $15.4 million, or 7.0%, and gross profit margin declined 110 basis points in the first nine months of 2018 compared to the first nine months of 2017. The decrease in gross profit was due to: (i) a $12.1 million decrease in Corrosion Protection driven by a decrease in margins from our pipe coating and insulation operation, partially offset by improved project performance in our U.S. cathodic protection operation and Middle East coating services operation, as noted above; and (ii) a $6.0 million decrease in Infrastructure Solutions primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity in the first four months of 2018 and project mix issues impacted gross profit in the third quarter of 2018, lower FRP project activity in our North American operation and project performance issues in our European CIPP operations, most notably in Denmark and the Netherlands. Offsetting the decreases was a $2.8 million increase in Energy Services primarily from increased revenues and activity from maintenance and construction services. Gross profit margin declined primarily due to the same factors impacting the changes in gross profit margin in the third quarter of 2018 compared to the third quarter of 2017.
Operating Expenses
Operating expenses decreased $3.5 million, or 6.4%, in the third quarter of 2018 compared to the third quarter of 2017. As part of our restructuring efforts, we recognized charges of $3.0 million and $1.3 million in the third quarters of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $5.2 million, or 9.8%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease in operating expenses was due to a $3.0 million decrease in Corrosion Protection primarily due to cost savings achieved in connection with our 2017 Restructuring actions, as well as lower incentive compensation expense, and a $2.5 million decrease in Infrastructure Solutions primarily from exiting contracting installation services for non-pressure pipe FRP applications in our North American operation and achieved cost savings in connection with our 2017 Restructuring actions. Partially offsetting the decrease in operating expenses was a $0.2 million increase in Energy Services primarily due to an increase in general and administrative expenses to support continued growth in the business and additional costs necessary to support the transition of our refinery personnel to the trade unions.
Operating expenses as a percentage of revenues were 15.1% in the third quarter of 2018 compared to 16.1% in the third quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 14.2% in the third quarter of 2018 compared to 15.7% in the third quarter of 2017.
Operating expenses decreased $4.1 million, or 2.4%, in the first nine months of 2018 compared to the first nine months of 2017. As part of our restructuring efforts, we recognized charges of $7.8 million in the first nine months of 2018 and $1.3 million in the first nine months of 2017. Excluding restructuring charges, operating expenses decreased $10.6 million, or 6.5%, in the first nine months of 2018 compared to the first nine months of 2017. The decrease in operating expenses was mainly due to the same factors impacting the changes in operating expenses in the third quarter of 2018 compared to the third quarter of 2017. Additionally, we recorded a reserve reversal for certain Brinderson pre-acquisition matters in the first nine months of 2017 that lessened the year-over-year decrease.
Operating expenses as a percentage of revenues were 16.2% in the first nine months of 2018 compared to 16.2% in the first nine months of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 15.4% in the first nine months of 2018 compared to 16.1% in the first nine months of 2017.
Consolidated Net Income (Loss)
Consolidated net loss was $0.4 million in the third quarter of 2018, an increase of $73.1 million from a loss of $73.5 million in the third quarter of 2017.
Included in consolidated net loss were the following pre-tax items: (i) goodwill impairment charges of $1.4 million and $45.4 million in the third quarters of 2018 and 2017, respectively; (ii) definite-lived intangible asset impairment charges of $0.9 million and $41.0 million in the third quarters of 2018 and 2017, respectively; (iii) restructuring charges of $5.2 million and $6.7 million in the third quarters of 2018 and 2017, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (iv) acquisition and divestiture expenses of $4.8 million and $2.0 million in the third quarters of 2018 and 2017, respectively; and (v) an $8.7 million loss on the sale of Bayou in the third quarter of 2018.
Excluding the after-tax effect of the above items, consolidated net income was $14.9 million in the third quarter of 2018, an increase of $4.3 million, or 40.4%, from $10.6 million in the third quarter of 2017. The increase was primarily due to higher operating income in Corrosion Protection due to increased revenues and gross margin performance in our coating services operation, most notably in the Middle East. Partially offsetting the increase in consolidated net income was a decrease from Infrastructure Solutions related to lower gross profit generated from CIPP contracting installation services activity in our North American operations, partially offset by higher revenues and profitability from Fusible PVC® project activity, cost savings achieved in our North American FRP operation, and loss avoidance in our European and Asia-Pacific CIPP operations. Consolidated net income in the third quarter of 2018, as compared to the third quarter of 2017, was also positively impacted by lower interest expense due to lower debt balances, lower income taxes due to lower U.S. statutory rates and a $1.5 benefit related to the Tax Cuts and Jobs Act, and reduced foreign currency transaction losses.
Consolidated net income was $5.4 million in the first nine months of 2018, an improvement of $62.0 million from a loss of $56.6 million in the first nine months of 2017.
Included in consolidated net income (loss) were the following pre-tax items: (i) goodwill impairment charges of $1.4 million and $45.4 million in the first nine months of 2018 and 2017, respectively; (ii) definite-lived intangible asset impairment charges of $0.9 million and $41.0 million in the first nine months of 2018 and 2017, respectively; (iii) restructuring charges of $13.3 million and $6.9 million in the first nine months of 2018 and 2017, respectively; (iv) acquisition and divestiture expenses of $6.0 million and $2.5 million in the first nine months of 2018 and 2017, respectively; (v) credit facility amendment fees of $1.8 million in the first nine months of 2018; and (vi) an $8.7 million loss on the sale of Bayou in the first nine months of 2018.
Excluding the after-tax effect of the above items, consolidated net income was $30.2 million in the first nine months of 2018, an increase of $2.3 million, or 8.2%, from $27.9 million in the first nine months of 2017. The increase was primarily due to lower income taxes due to lower U.S. statutory rates, lower interest expense due to lower debt balances and reduced foreign currency transaction losses. Partially offsetting the increases in consolidated net income was lower operating income, primarily due to decreased revenues in Corrosion Protection’s pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Consolidated net income in the first nine months of 2018, as compared to the first nine months of 2017, was also positively impacted by reduced income attributable to noncontrolling interests.

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
The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Infrastructure Solutions	$343.0	$376.3	$328.9	$358.5
Corrosion Protection (1)	136.7	161.3	155.7	190.7
Energy Services (2)	191.0	199.9	207.8	213.0
Total backlog	$670.7	$737.5	$692.4	$762.2
__________________________

(1)	June 30, 2018, December 31, 2017, and September 30, 2017 included backlog from Bayou of $16.6 million, $21.1 million and $16.7 million, respectively.

(2)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2018, 0.1% and 17.8% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”), decreased $31.9 million, or 9.6%, to $298.4 million in the third quarter of 2018 compared to $330.3 million in the third quarter of 2017. New Orders decreased $91.4 million, or 8.3%, to $1,003.4 million in the nine months ended September 30, 2018 compared to $1,094.8 million in the nine months ended September 30, 2017.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$155,681	$174,161	$(18,480)	(10.6)%
Gross profit	38,135	41,189	(3,054)	(7.4)
Gross profit margin	24.5%	23.6%	N/A	90	bp
Operating expenses	24,078	25,284	(1,206)	(4.8)
Goodwill impairment	1,389	45,390	(44,001)	N/M
Definite-lived intangible asset impairment	870	41,032	(40,162)	N/M
Acquisition and divestiture expenses	216	118	98	83.1
Restructuring and related charges	1,184	3,390	(2,206)	(65.1)
Operating income (loss)	10,398	(74,025)	84,423	114.0
Operating margin	6.7%	(42.5)%	N/A	4,920	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$450,840	$451,340	$(500)	(0.1)%
Gross profit	100,793	106,803	(6,010)	(5.6)
Gross profit margin	22.4%	23.7%	N/A	(130	)bp
Operating expenses	74,475	76,564	(2,089)	(2.7)
Goodwill impairment	1,389	45,390	(44,001)	N/M
Definite-lived intangible asset impairment	870	41,032	(40,162)	N/M
Acquisition and divestiture expenses	535	651	(116)	(17.8)
Restructuring and related charges	3,961	3,390	571	16.8
Operating income (loss)	19,563	(60,224)	79,787	132.5
Operating margin	4.3%	(13.3)%	N/A	1,760	bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues decreased $18.5 million, or 10.6%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease in revenues was primarily due to: (i) a decrease in CIPP contracting installation services activity in North America as a result of an unfavorable mix of work performed (despite a 15% increase in installed CIPP liner footage, average revenue per foot declined nearly 25% due to a higher mix of lower-value, small-diameter projects, which negatively impacted revenues by more than $30 million); (ii) a decrease in FRP project activity in our North American operation, specifically associated with our exit of non-pressure pipe FRP contracting installation services activity in North America as part of our 2017 Restructuring; and (iii) a decrease in license royalty income from a $3.9 million license settlement in the third quarter of 2017 in our North

American CIPP operation. Partially offsetting the decreases in revenues was an increase in Fusible PVC® project activity and royalty income in our North American operation.
Revenues decreased $0.5 million, or 0.1%, in the first nine months of 2018 compared to the first nine months of 2017. The changes in revenues in the first nine months of 2018 compared to the first nine months of 2017 were primarily due to the same factors impacting the changes in revenues in the third quarter of 2018 compared to the third quarter of 2017. Additionally, both CIPP and FRP project activity in our Asia-Pacific operation increased as compared to the prior year.
Gross Profit and Gross Profit Margin
Gross profit decreased $3.1 million, or 7.4%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease was primarily due to lower FRP project activity in our North American operation, as noted above, and lower revenues and execution issues related to CIPP contracting installation services activity in our North American and European operations. Partially offsetting the decreases in gross profit were increases related to Fusible PVC® project activity in our North American operation and improved project performance from our FRP and CIPP project activity in our Asia-Pacific operation.
Gross profit margin improved 90 basis points in the third quarter of 2018 compared to the third quarter of 2017 mainly due to: (i) improved project performance and loss avoidance associated with FRP project activity in our North American operation; (ii) CIPP project activity in our Australian operations as a result of the 2017 Restructuring actions; and (iii) increased royalty income in our North American operation. Partially offsetting the increases in gross profit margin were decreases driven by isolated CIPP project execution issues and increasing labor, fuel and chemical costs in our North American operation.
Gross profit decreased $6.0 million, or 5.6%, and gross profit margin declined 130 basis points in the first nine months of 2018 compared to the first nine months of 2017. The decreases in gross profit and gross profit margin were primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American and European operations as described above. Additionally, severe weather negatively impacted North American CIPP productivity during the first four months of 2018 and an unfavorable project mix negatively impacted gross profit during the third quarter of 2018. Partially offsetting the decreases in gross profit and gross profit margin was improved execution of FRP project activity in our North American operation and CIPP project activity in our Australian operation. Additionally, gross profit and gross profit margin improvements were noted as Fusible PVC® project activity increased in our North American operation.
Operating Expenses
Operating expenses decreased $1.2 million, or 4.8%, in the third quarter of 2018 compared to the third quarter of 2017. As part of our restructuring efforts, we recognized charges of $2.5 million in the third quarter of 2018 and $1.2 million in the third quarter of 2017. Excluding restructuring charges, operating expenses decreased $2.5 million, or 10.4%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease in operating expenses was primarily due to exiting contracting installation services for non-pressure pipe FRP applications in our North American operation, achieved cost savings in connection with our 2017 Restructuring actions, lower incentive compensation in our North American operation and lower costs allocated from our corporate administrative function.
Operating expenses as a percentage of revenues were 15.5% in the third quarter of 2018 compared to 14.5% in the third quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 13.9% in the third quarter of 2018 compared to 13.9% in the third quarter of 2017.
Operating expenses decreased $2.1 million, or 2.7%, in the first nine months of 2018 compared to the first nine months of 2017. As part of our restructuring efforts, we recognized charges of $5.8 million and $1.2 million in the first nine months of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $6.7 million, or 8.9%, in the first nine months of 2018 compared to the first nine months of 2017. The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the third quarter of 2018 compared to the third quarter of 2017.
Operating expenses as a percentage of revenues were 16.5% for the first nine months of 2018 compared to 17.0% in the first nine months of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 15.2% in the first nine months of 2018 compared to 16.7% in the first nine months of 2017.
Operating Income (Loss) and Operating Margin
Operating income increased to $10.4 million in the third quarter of 2018 compared to a loss of $74.0 million in the third quarter of 2017. Operating margin improved to 6.7% in the third quarter of 2018 compared to (42.5)% in the third quarter of 2017.
Included in operating income (loss) are the following items: (i) goodwill impairment charges of $1.4 million and $45.4 million in the third quarters of 2018 and 2017, respectively; (ii) definite-lived intangible asset impairment charges of $0.9 million and $41.0 million in the third quarters of 2018 and 2017, respectively; (iii) restructuring charges of $3.8 million and $4.5 million in the third quarters of 2018 and 2017, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (iv) acquisition and divestiture related expenses of $0.2 million and $0.1 million in the third quarters of 2018 and 2017, respectively.
Excluding the above items, operating income decreased $0.4 million, or 2.3%, to $16.7 million in the third quarter of 2018 compared to $17.0 million in the third quarter of 2017, but operating margin improved 90 basis points to 10.7% in the third quarter of 2018 compared to 9.8% in the third quarter of 2017. Operating income decreased primarily due to lower revenues and profitability from our North American CIPP operation due to an unfavorable project mix, partially offset by increased profitability from Fusible PVC® project activity in our North American operation and loss avoidance achieved in our North American FRP and Australian CIPP operation in connection with our 2017 Restructuring actions.
Operating income increased to $19.6 million in the first nine months of 2018 compared to a loss of $60.2 million in the first nine months of 2017. Operating margin improved to 4.3% in the first nine months of 2018 compared to (13.3)% in the first nine months of 2017.
Included in operating income are the following items: (i) goodwill impairment charges of $1.4 million and $45.4 million in the first nine months of 2018 and 2017, respectively; (ii) definite-lived intangible asset impairment charges of $0.9 million and $41.0 million in the first nine months of 2018 and 2017, respectively; (iii) restructuring charges of $9.9 million and $4.7 million in the first nine months of 2018 and 2017, respectively; and (iv) acquisition and divestiture related expenses of $0.5 million and $0.7 million in the first nine months of 2018 and 2017, respectively.
Excluding the above items, operating income increased $0.7 million, or 2.1%, to $32.2 million in the first nine months of 2018 compared to $31.6 million in the first nine months of 2017. Operating margin improved 10 basis points to 7.1% in the first nine months of 2018 compared to 7.0% in the first nine months of 2017. Operating income increased primarily due to higher revenues and profitability from Fusible PVC® project activity in our North American operation and cost savings achieved in our North American FRP operation in connection with our 2017 Restructuring actions. These increases were substantially offset by: (i) severe weather that negatively impacted productivity in our North American CIPP contracting operation during the first four months of 2018; (ii) an unfavorable project mix that negatively impacted operating results in the third quarter of 2018; (iii) certain isolated project execution issues related to CIPP contracting installation services activity in our European and North American operations; and (iv) increasing labor, fuel and chemical costs in our North America operation.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$105,624	$102,276	$3,348	3.3%
Gross profit	26,411	23,063	3,348	14.5
Gross profit margin	25.0%	22.5%	N/A	250	bp
Operating expenses	19,344	21,855	(2,511)	(11.5)
Acquisition and divestiture expenses	4,569	1,862	2,707	145.4
Restructuring and related charges	35	2,049	(2,014)	(98.3)
Operating income (loss)	2,463	(2,703)	5,166	191.1
Operating margin	2.3%	(2.6)%	N/A	490	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$300,118	$353,381	$(53,263)	(15.1)%
Gross profit	74,524	86,663	(12,139)	(14.0)
Gross profit margin	24.8%	24.5%	N/A	30	bp
Operating expenses	62,279	66,949	(4,670)	(7.0)
Acquisition and divestiture expenses	5,474	1,862	3,612	194.0
Restructuring and related charges	587	2,049	(1,462)	(71.4)
Operating income	6,184	15,803	(9,619)	(60.9)
Operating margin	2.1%	4.5%	N/A	(240	)bp

______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues increased $3.3 million, or 3.3%, in the third quarter of 2018 compared to the third quarter of 2017. The increase was primarily due to our coating services operation, which benefited from increased project activity in the Middle East and its field services operation in North America. Partially offsetting the increase in revenues was a decrease in project activities in our cathodic protection operations, primarily in Canada and the Middle East, and our industrial linings operation in Central and South America.
Revenues decreased $53.3 million, or 15.1%, in the first nine months of 2018 compared to the first nine months of 2017. The decrease was due to a $79.6 million decrease in revenues in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Also contributing to the decrease in revenues was a decrease in project activities in our cathodic protection operation in North America and our industrial linings operation in South America. Partially offsetting the decreases in revenues was an increase in revenues in our coating services operation, as described above.
Gross Profit and Gross Profit Margin
Gross profit increased $3.3 million, or 14.5%, and gross profit margin improved 250 basis points in the third quarter of 2018 compared to the third quarter of 2017. Gross profit and gross profit margin increased primarily due to higher revenues and gross margins associated with our coating services operation, most notably in the Middle East. Partially offsetting the increase in gross profit were decreases associated with declining revenues and project performance in our cathodic protection operation and our industrial linings operation in South America.
Gross profit decreased $12.1 million, or 14.0%, but gross profit margin improved 30 basis points in the first nine months of 2018 compared to the first nine months of 2017. The decrease in gross profit was primarily due to a decrease in gross profit from our pipe coating and insulation operation, partially offset by project activities in our Middle East coating services operation. The gross profit margin improvement was driven by high-margin project activities in our coating services operation, most notably in the Middle East, and improved project performance in our U.S. cathodic protection operation.
Operating Expenses
Operating expenses decreased $2.5 million, or 11.5%, in the third quarter of 2018 compared to the third quarter of 2017. As part of our restructuring efforts, we recognized charges of $0.6 million and $0.1 million in the third quarters of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $3.0 million, or 13.6%, in the third quarter of 2018 compared to the third quarter of 2017. Operating expenses decreased primarily due to cost savings achieved in connection with our 2017 Restructuring actions, as well as lower incentive compensation expense and lower costs allocated from our corporate administrative function.
Operating expenses as a percentage of revenues were 18.3% in the third quarter of 2018 compared to 21.4% in the third quarter of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 17.8% in the third quarter of 2018 compared to 21.3% in the third quarter of 2017. The decrease, as a percentage of revenues, was primarily driven by the factors noted above.
Operating expenses decreased $4.7 million, or 7.0%, in the first nine months of 2018 compared to the first nine months of 2017. As part of our restructuring efforts, we recognized charges of $2.1 million and $0.1 million in the first nine months of 2018 and 2017, respectively. Excluding restructuring charges, operating expenses decreased $6.6 million, or 9.9%, in the first nine months of 2018 compared to the first nine months of 2017. Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the third quarter of 2018 compared to the third quarter of 2017. Operating expenses as a percentage of revenues were 20.8% in the first nine months of 2018 compared to 18.9% in the first nine months of 2017. Excluding restructuring charges, operating expenses as a percentage of revenues were 20.1% in the first nine months of 2018 compared to 18.9% in the first nine months of 2017. The increase, as a percentage of revenues, was primarily driven by the absence in 2018 of revenues from the large deepwater project performed in 2017.
Operating Income (Loss) and Operating Margin
Operating income increased $5.2 million, or 191.1%, to $2.5 million in the third quarter of 2018 compared to a loss of $2.7 million in the third quarter of 2017. Operating margin improved to 2.3% in the third quarter of 2018 compared to (2.6)% in the third quarter of 2017.
Included in operating income are (i) restructuring charges of $1.2 million and $2.2 million in the third quarters of 2018 and 2017, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) acquisition and divestiture related expenses of $4.6 million and $1.9 million in the third quarters of 2018 and 2017, respectively.
Excluding restructuring charges and acquisition and divestiture expenses, operating income increased $6.9 million, or 518.8%, to $8.2 million in the third quarter of 2018 compared to $1.3 million in the third quarter of 2017 and operating margin improved to 7.8% in the third quarter of 2018 compared to 1.3% in the third quarter of 2017. The increases in operating income and operating margin were primarily the result of higher revenues and related gross profit generated from our coating service operation in the Middle East, as well as reduced operating expenses as described above. Partially offsetting the increases in operating income and operating margin were decreases at our cathodic protection operation in the United States and our industrial linings operation in South America.
Operating income decreased $9.6 million, or 60.9%, to $6.2 million in the first nine months of 2018 compared to $15.8 million in the first nine months of 2017. Operating margin declined to 2.1% in the first nine months of 2018 compared to 4.5% in the first nine months of 2017.
Included in operating income are (i) restructuring charges of $3.2 million and $2.2 million in the first nine months of 2018 and 2017, respectively; and (ii) acquisition and divestiture related expenses of $5.5 million and $1.9 million in the first nine months of 2018 and 2017, respectively.
Excluding restructuring charges and acquisition and divestiture expenses, operating income decreased $4.9 million, or 24.9%, to $14.9 million in the first nine months of 2018 compared to $19.8 million in the first nine months of 2017 and operating margin declined to 5.0% in the first nine months of 2018 compared to 5.6% in the first nine months of 2017. The decreases in operating income and operating margin were primarily the result of lower revenues and related gross profit in our pipe coating and insulation operation driven by production in 2017 on a large deepwater project. Partially offsetting the decreases in operating income and operating margin were increases generated from our coating service operation in the Middle East and our cathodic protection operation in the United States, as well as reduced operating expenses as described above.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$78,374	$65,435	$12,939	19.8%
Gross profit	8,127	9,190	(1,063)	(11.6)
Gross profit margin	10.4%	14.0%	N/A	(360	)bp
Operating expenses	7,964	7,733	231	3.0
Acquisition-related expenses	15	—	15	N/M
Operating income	148	1,457	(1,309)	(89.8)
Operating margin	0.2%	2.2%	N/A	(200	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues	$248,612	$216,799	$31,813	14.7%
Gross profit	29,913	27,156	2,757	10.2
Gross profit margin	12.0%	12.5%	N/A	(50	)bp
Operating expenses	24,996	22,299	2,697	12.1
Acquisition-related expenses	15	—	15	N/M
Operating income	4,902	4,857	45	0.9
Operating margin	2.0%	2.2%	N/A	(20	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

Revenues
Revenues increased $12.9 million, or 19.8%, in the third quarter of 2018 compared to the third quarter of 2017. The increase was due to increased construction and maintenance services activities, partially offset by lower volume associated with turnaround services activity.
Revenues increased $31.8 million, or 14.7%, in the first nine months of 2018 compared to the first nine months of 2017. The increase was due to higher volume associated with construction services activity and increased maintenance services activities. These increases were the result of increased demand from existing customers and successful completion of several labor transitions at refineries to comply with labor laws in California.
Gross Profit and Gross Profit Margin
Gross profit decreased $1.1 million, or 11.6%, in the third quarter of 2018 compared to the third quarter of 2017 and gross profit margin declined 360 basis points in the third quarter of 2018 compared to the third quarter of 2017. The decreases in gross profit and gross profit margin were primarily due to project performance issues on one large construction services project, as well as higher unabsorbed costs and other inefficiencies related to maintenance services activities. At September 30, 2018, we were pursuing over $1.0 million in outstanding cost recovery requests associated with the large construction services project, which, if received, will positively impact operating results in the fourth quarter of 2018.
Gross profit increased $2.8 million, or 10.2%, but gross profit margin declined 50 basis points in the first nine months of 2018 compared to the first nine months of 2017. The increase in gross profit was primarily due to an increase in revenues, mostly driven by maintenance and construction services activity, and completion of labor transitions at refineries, as noted above. Gross profit margin declined mainly due to a higher volume of construction services activity, which suffered certain project performance execution issues in 2018, as noted above.
Operating Expenses
Operating expenses increased $0.2 million, or 3.0%, in the third quarter of 2018 compared to the third quarter of 2017. The increase was primarily due to an increase in general and administrative expenses to support continued growth in the business and additional costs necessary to support the transition of our refinery personnel to the trade unions, partially offset by lower costs allocated from our corporate administrative function. Operating expenses as a percentage of revenues were 10.2% in the third quarter of 2018 compared to 11.8% in the third quarter of 2017.
Operating expenses in the first nine months of 2018 increased $2.7 million, or 12.1% in the first nine months of 2018 compared to the first nine months of 2017. The increase was primarily due to the same factors impacting the changes in operating expenses in the third quarter of 2018 compared to the third quarter of 2017. Additionally, the first nine months of 2017 included a reserve reversal for certain pre-acquisition matters. Operating expenses as a percentage of revenues were 10.1% in the first nine months of 2018 compared to 10.3% in the first nine months of 2017.
Operating Income and Operating Margin
Operating income decreased $1.3 million, or 89.8%, to $0.1 million in the third quarter of 2018 compared to $1.5 million in the third quarter of 2017, primarily due to the project performance issues on the large construction services contract discussed above. Operating margin declined to 0.2% in the third quarter of 2018 compared to 2.2% in the third quarter of 2017. Increased revenues associated with stronger maintenance and construction activities were more than offset by project performance execution issues on one large construction services project during the third quarter of 2018. Additionally, decreased revenues and gross profit contributions associated with higher-margin turnaround services activities and increased operating expenses from investments to support the business further contributed to the operating income decrease.
Operating income increased less than $0.1 million, or 0.9%, to $4.9 million in the first nine months of 2018 compared to $4.9 million in the first nine months of 2017. Operating margin declined to 2.0% in the first nine months of 2018 compared to 2.2% in the first nine months of 2017. The decreases in operating income and operating margin were driven by: (i) decreased gross profit contributions associated with higher-margin turnaround services activities; (ii) project performance execution issues on certain construction services projects; and (iii) increased operating expenses from investments to support the business and a decrease in reserves for certain Brinderson pre-acquisition matters in the first nine months of 2017. Offsetting the decreases were increased revenues and gross profit contributions from maintenance services activities as a result of increased demand from existing customers.

Other Income (Expense)
Interest Income and Expense
Interest income increased $0.1 million in the third quarter of 2018 compared to the prior year quarter primarily due to interest received on the $8.0 million note receivable acquired in the Bayou sale. Interest expense decreased $0.1 million in the third quarter of 2018 compared to the prior year quarter primarily due to reduced loan principal balances during the third quarter of 2018 compared to the third quarter of 2017, partially offset by higher LIBOR-based borrowing costs under our Credit Facility.
Interest income increased $0.1 million in the first nine months of 2018 compared to the prior year period due to the newly acquired note receivable noted above. Interest expense increased $1.2 million in the first nine months of 2018 compared to the same period in the prior year. During the first nine months of 2018, we recognized expenses of $1.8 million related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs. Excluding these expenses, interest expense decreased as compared to same period in the prior year due to reduced loan principal balances, partially offset by higher LIBOR-based borrowing costs under our Credit Facility.
Other Expense
Other expense was $9.3 million and $10.0 million in the quarter and nine-month period ended September 30, 2018, respectively. During the third quarter of 2018, the Company incurred charges of $8.7 million related to the loss on sale of our pipe coating and insulation businesses in Louisiana. The remaining balances primarily consisted of foreign currency transaction losses.
Other expense was $0.8 million and $1.6 million in the quarter and nine-month period ended September 30, 2017, respectively. In both periods, the balances primarily consisted of foreign currency transaction losses.

Taxes (Benefit) on Income (Loss)
Taxes on income (loss) was a benefit of $0.2 million in the third quarter of 2018 compared to a benefit of $6.0 million in the third quarter of 2017. Our effective tax rate was a benefit of 1,275.0% on a pre-tax loss in the quarter ended September 30, 2018 compared to a benefit of 7.4% on a pre-tax loss in the quarter ended September 30, 2017. The effective tax rate for the quarter ended September 30, 2018 was positively impacted by a $1.5 million adjustment to the mandatory deemed repatriation tax on foreign earnings, partially offset by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized. The effective tax rate for the quarter ended September 30, 2017 was lower than the U.S. federal statutory income tax rate and unfavorably impacted by: (i) significant pre-tax charges related to goodwill and definite-lived intangible asset impairments, certain of which are not deductible for tax purposes; and (ii) the impact of establishing a $14.9 million valuation allowance on net operating losses and other deferred tax assets in jurisdictions, primarily the United States, where we are unlikely to realize these benefits.
Taxes on income (loss) increased $0.6 million during the first nine months of 2018 compared to the first nine months of 2017. Our effective tax rate was an expense of 22.9% on pre-tax income in the nine months ended September 30, 2018 and an expense of 2.2% on a pre-tax loss in the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was impacted by the same factors impacting the effective tax rate in the third quarter of 2018, but also benefited by a $1.5 million discrete item related to employee share-based awards that vested during the first quarter of 2018. Together, the adjustment to the repatriation tax and the discrete item had a 39.3% benefit to the effective tax rate during the first nine months of 2018. The effective tax rate in the first nine months of 2017 was lower than the U.S. federal statutory income tax rate and unfavorably impacted by: (i) significant pre-tax charges related to goodwill and definite-lived intangible asset impairments, certain of which are not deductible for tax purposes; (ii) the net impact of the $14.9 million valuation allowance recorded in the third quarter of 2017, as noted above, partially offset by the reversal of previously recorded valuation allowances recorded in the first quarter of 2017; and (iii) a higher mix of earnings in the United States, primarily from income generated on a large deepwater project in our pipe coating and insulation operation.

Non-controlling Interests
Income attributable to non-controlling interests was $0.6 million in the quarter ended September 30, 2018 compared to losses of $0.5 million in the quarter ended September 30, 2017. In the third quarter of 2018, income was primarily driven from our Corrosion Protection joint ventures in Oman, South Africa and Louisiana, and our Infrastructure Solutions joint ventures in Asia. In the third quarter of 2017, losses were primarily driven from our Corrosion Protection joint venture in Louisiana, partially offset by income from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia.
Income attributable to non-controlling interests was $0.5 million in the first nine months of 2018 compared to income of $2.4 million in the comparable period of 2017. In the nine months ended September 30, 2018, income from our Corrosion Protection joint ventures in Oman, South Africa and Louisiana, and our Infrastructure Solutions joint ventures in Asia were partially offset by losses from our Corrosion Protection joint venture in Mexico. In the nine months ended September 30, 2017, income was primarily driven from our Corrosion Protection joint venture in Louisiana, which performed a majority of its work on a large deepwater project in our pipe coating and insulation operation. Our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia also contributed positive earnings during the period.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$67,410	$105,717
Restricted cash	1,835	1,839
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
During the first nine months of 2018, capital expenditures were primarily used to: (i) support our Infrastructure Solutions North American CIPP business, expand our Corrosion Protection businesses in the Middle East and provide growth capital for Energy Services; and (ii) boost our information systems platform with a new human capital management system and upgrades to our enterprise resource planning system. For 2018, we anticipate that we will spend approximately $25.0 million to $30.0 million for capital expenditures, which is slightly below that in 2017.
Under the terms of our amended Credit Facility, we are authorized to purchase up to $30.0 million of our common stock in open market transactions in 2018. In October 2017, our Board of Directors authorized the open market repurchase of up to $40.0 million of our common stock to be made during 2018. That authorization is now limited to $30.0 million in 2018 due to the recent amendment to our Credit Facility. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. During the nine months ended September 30, 2018, we acquired 548,198 shares of our common stock for $13.2 million ($24.07 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 224,700 shares of our common stock for $5.4 million ($24.15 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Any shares repurchased during 2018 are expected to be funded primarily through available cash. Once repurchased, we promptly retire such shares.
As part of our 2017 Restructuring, we utilized cash of $9.4 million during the first nine months of 2018 and $17.9 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® system in North America, right-size our cathodic protection services operations in Canada, right-size our Infrastructure Solutions businesses in Australia and Denmark, and reduce corporate and other operating costs. Cumulatively, we have incurred both cash and non-cash charges of $125.7 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect total restructuring and impairment charges for previously announced actions to be approximately $130 million, inclusive of $21 million to $23 million in cash charges.
On October 26, 2018, our board of directors approved additional actions with respect to the 2017 Restructuring, which included the decision to: (i) exit multiple additional international locations; and (ii) take actions to further optimize operations within North America. These actions are expected to drive incremental annual savings of more than $5 million as well as eliminate significant losses from underperforming businesses over the last several years. Total pre-tax charges associated with the additional actions are expected to be approximately $25 million, including pre-tax cash charges of approximately $8 million to $10 million. Most charges are expected to be incurred by mid-2019 and relate to employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs.
At September 30, 2018, our cash balances were located worldwide for working capital, support needs and potential acquisitions. Given the breadth of our international operations, approximately $37.7 million, or 56.0%, of our cash was denominated in currencies other than the United States dollar as of September 30, 2018. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As a result of the deemed mandatory repatriation provisions in the TCJA, in 2017 we included an estimated $210.6 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. The TCJA resulted in certain reassessments of previous indefinite reinvestment assertions with respect to certain jurisdictions. We do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on our investment in foreign subsidiaries at September 30, 2018 or December 31, 2017. We continue to refine our provisional balances under the TCJA and adjustments may be made during the allowed one-year measurement period. The ultimate impact of the TCJA may differ from the current provisional amounts and the adjustments could be material.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At September 30, 2018, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities provided $14.0 million in the first nine months of 2018 compared to $32.5 million provided in the first nine months of 2017. The decrease in operating cash flow from the prior year period was primarily due to lower operating income during the first nine months of 2018 as compared to the first nine months of 2017, exclusive of significant non-cash charges in both periods. Additionally, cash flows during the nine-month periods ended September 30, 2018 and 2017 were negatively impacted by $9.4 million and $2.5 million, respectively, in cash payments related to our restructuring activities. Working capital used $43.6 million of cash during the first nine months of 2018 compared to $38.3 million used in the first nine months of 2017. This increased usage was primarily attributed to favorable customer prepayments in 2017 related to large Middle East coating projects executed in 2018.
Cash Flows from Investing Activities
Cash flows from investing activities provided $7.5 million during the first nine months of 2018 compared to $31.5 million used during the first nine months of 2017. During the first nine months of 2018, we received $37.9 million in the sale of Bayou and we used $9.0 million for two smaller acquisitions. During the first nine months of 2017, we used £6.5 million, approximately $8.0 million, to acquire Environmental Techniques. We used $22.2 million in cash for capital expenditures in the first nine months of 2018 compared to $22.5 million in the prior year period. In the first nine months of 2018 and 2017, $0.9 million of non-cash capital expenditures were included in accounts payable and accrued expenses in both periods. Capital expenditures in the first nine months of 2018 and 2017 were partially offset by $1.0 million and $0.4 million, respectively, in proceeds received from asset disposals.
Cash Flows from Financing Activities
Cash flows from financing activities used $58.4 million during the first nine months of 2018 compared to $33.1 million used in the first nine months of 2017. During the first nine months of 2018 and 2017, we used net cash of $18.6 million and $31.7 million, respectively, to repurchase 772,898 and 1,452,296 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. During the first nine months of 2018, we had net repayments of $19.0 million on our line of credit, which included a $35.0 million repayment from the proceeds received on the sale of Bayou less borrowing of $16.0 million to fund domestic working capital needs. Additionally, during the first nine months of 2018, we used cash of $19.7 million to pay down the principal balance of our term loans and used cash of $2.5 million to amend our original credit facility, as discussed in Note 7 to the consolidated financial statements contained in this report. During the first nine months of 2017, we had net borrowings of $14.0 million from our line of credit primarily to fund domestic working capital needs and our acquisition activity, and we used cash of $15.1 million to pay down the principal balance of our term loan.

Long-Term Debt
In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. On February 27, 2018, the Company amended this facility (the “amended Credit Facility”). Following the sale of Bayou, the amended Credit Facility consists of a $275.0 million five-year revolving line of credit and a $308.4 million five-year term loan facility, each with a maturity date in February 2023.
The Company paid expenses of $2.5 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.6 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first nine months of 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first nine months of 2018.
Our indebtedness at September 30, 2018 consisted of $288.8 million outstanding from the $308.4 million term loan under the amended Credit Facility, $19.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt.
As of September 30, 2018, we had $29.3 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $13.7 million was collateral for the benefit of certain of our insurance carriers and $15.6 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at September 30, 2018 and expect continued compliance for the foreseeable future.
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

Interest Rate Risk
The fair value of our cash and short-term investment portfolio at September 30, 2018 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2018 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.
At September 30, 2018, the estimated fair value of our long-term debt was approximately $305.6 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2018 would result in a $0.8 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2018, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $4.0 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2018, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
Commodity Risk
We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably resin, chemicals, staple fiber, fuel, metals and pipe. We manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, and advantageous buying on the spot market for certain metals, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Items 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2018 (1) (2)	76,148	$25.61	69,300	$28,227,784
February 2018 (1) (2)	325,904	24.13	124,035	25,237,042
March 2018 (1) (2)	169,528	22.75	160,496	21,585,486
April 2018 (1) (2)	68,059	23.30	68,059	20,000,035
May 2018 (1) (2)	78,167	24.88	71,942	18,205,419
June 2018 (1) (2)	54,366	25.79	54,366	16,803,327
July 2018 (2)	726	25.69	—	16,803,327
August 2018	—	—	—	16,803,327
September 2018	—	—	—	16,803,327
Total	772,898	$24.09	548,198
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

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. For the quarter ended September 30, 2018, 224,700 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retire the shares.

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

AEGION CORPORATION

Date: November 2, 2018	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Change in Control Severance Agreement, dated as of October 22, 2018, between Aegion Corporation and Mark A. Menghini, filed herewith.(1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.
(1) Management contract or compensatory plan, contract or arrangement.