Form 10-Q
period 2019-03-31
Aegion Corp
filed 2019-05-03
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares, $0.01 par value	AEGN	The Nasdaq Global Select Market
There were 31,342,530 shares of Class A common stock, $0.01 par value per share, outstanding at April 26, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2019	2018
Revenues	$276,904	$324,861
Cost of revenues	228,609	263,357
Gross profit	48,295	61,504
Operating expenses	47,870	56,142
Acquisition and divestiture expenses	113	392
Restructuring and related charges	1,086	1,789
Operating income (loss)	(774)	3,181
Other income (expense):
Interest expense	(3,590)	(5,443)
Interest income	285	47
Other	(674)	(262)
Total other expense	(3,979)	(5,658)
Loss before tax benefit	(4,753)	(2,477)
Tax benefit on loss	(762)	(1,001)
Net loss	(3,991)	(1,476)
Non-controlling interests income	(10)	(593)
Net loss attributable to Aegion Corporation	$(4,001)	$(2,069)

Loss per share attributable to Aegion Corporation:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2019	2018
Net loss	$(3,991)	$(1,476)
Other comprehensive income (loss):
Currency translation adjustments	1,862	2,228
Deferred gain (loss) on hedging activity, net of tax (1)	(2,146)	494
Pension activity, net of tax (2)	(21)	(7)
Total comprehensive income (loss)	(4,296)	1,239
Comprehensive (income) loss attributable to non-controlling interests	77	(646)
Comprehensive income (loss) attributable to Aegion Corporation	$(4,219)	$593
__________________________

(1)	Amounts presented net of tax of $(59) and $177 for the quarters ended March 31, 2019 and 2018, respectively.

(2)	Amounts presented net of tax of $(5) and $(2) for the quarters ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$62,482	$83,527
Restricted cash	1,235	1,359
Receivables, net of allowances of $9,826 and $9,695, respectively	196,954	204,541
Retainage	31,056	33,572
Contract assets	59,422	62,467
Inventories	56,221	56,437
Prepaid expenses and other current assets	31,431	32,172
Assets held for sale	17,479	7,792
Total current assets	456,280	481,867
Property, plant & equipment, less accumulated depreciation	110,052	107,059
Other assets
Goodwill	260,760	260,633
Intangible assets, less accumulated amortization	116,260	119,696
Operating lease assets	69,042	—
Deferred income tax assets	1,797	1,561
Other assets	21,919	21,601
Total other assets	469,778	403,491
Total Assets	$1,036,110	$992,417

Liabilities and Equity
Current liabilities
Accounts payable	$54,343	$64,562
Accrued expenses	95,551	88,020
Contract liabilities	27,060	32,339
Current maturities of long-term debt	30,625	29,469
Liabilities held for sale	10,762	5,260
Total current liabilities	218,341	219,650
Long-term debt, less current maturities	286,417	282,003
Operating lease liabilities	54,404	—
Deferred income tax liabilities	8,669	8,361
Other non-current liabilities	13,709	12,216
Total liabilities	581,540	522,230

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 31,491,872 and 31,922,409, respectively	315	319
Additional paid-in capital	111,597	122,818
Retained earnings	375,889	379,890
Accumulated other comprehensive loss	(40,508)	(40,290)
Total stockholders’ equity	447,293	462,737
Non-controlling interests	7,277	7,450
Total equity	454,570	470,187
Total Liabilities and Equity	$1,036,110	$992,417
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2017	32,462,542	$325	$140,749	$376,694	$(23,522)	$10,810	$505,056
Cumulative effect adjustment (see Revenues: Note 3)	—	—	—	268	—	—	268
Net income (loss)	—	—	—	(2,069)	—	593	(1,476)
Issuance of shares pursuant to restricted stock units	275,384	3	—	—	—	—	3
Issuance of shares pursuant to performance units	296,909	3	—	—	—	—	3
Issuance of shares pursuant to deferred stock unit awards	4,568	—	—	—	—	—	—
Shares repurchased and retired	(571,580)	(6)	(13,670)	—	—	—	(13,676)
Equity-based compensation expense	—	—	2,158	—	—	—	2,158
Currency translation adjustments, derivative transactions and pension activity, net	—	—	—	—	2,662	53	2,715
BALANCE, March 31, 2018	32,467,823	$325	$129,237	$374,893	$(20,860)	$11,456	$495,051

BALANCE, December 31, 2018	31,922,409	$319	$122,818	$379,890	$(40,290)	$7,450	$470,187
Net income (loss)	—	—	—	(4,001)	—	10	(3,991)
Issuance of common stock upon stock option exercises, including tax benefit	52,783	1	955	—	—	—	956
Issuance of shares pursuant to restricted stock units	171,575	2	—	—	—	—	2
Issuance of shares pursuant to performance units	110,656	1	—	—	—	—	1
Issuance of shares pursuant to deferred stock unit awards	9,438	—	—	—	—	—	—
Shares repurchased and retired	(774,989)	(8)	(14,183)	—	—	—	(14,191)
Equity-based compensation expense	—	—	2,007	—	—	—	2,007
Distributions to non-controlling interests	—	—	—	—	—	(96)	(96)
Currency translation adjustments, derivative transactions and pension activity, net	—	—	—	—	(218)	(87)	(305)
BALANCE, March 31, 2019	31,491,872	$315	$111,597	$375,889	$(40,508)	$7,277	$454,570

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarter Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,991)	$(1,476)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	8,655	9,554
Gain on sale of fixed assets	(308)	(105)
Equity-based compensation expense	2,007	2,158
Deferred income taxes	19	(38)
Non-cash restructuring charges	(151)	2,408
Loss on foreign currency transactions	772	315
Other	63	561
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	10,388	16,584
Inventories	(1,287)	(2,223)
Prepaid expenses and other assets	433	6,657
Accounts payable and accrued expenses	(18,017)	(24,729)
Contract liabilities	(4,307)	(8,860)
Other operating	(873)	470
Net cash provided by (used in) operating activities	(6,597)	1,276

Cash flows from investing activities:
Capital expenditures	(8,064)	(5,189)
Proceeds from sale of fixed assets	293	284
Patent expenditures	(69)	(48)
Net cash used in investing activities	(7,840)	(4,953)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	956	—
Repurchase of common stock	(14,220)	(13,670)
Distributions to non-controlling interests	(96)	—
Credit facility amendment fees	—	(1,093)
Payments on notes payable, net	(138)	(568)
Proceeds from line of credit, net	13,000	5,000
Principal payments on long-term debt	(6,563)	(6,563)
Net cash used in financing activities	(7,061)	(16,894)
Effect of exchange rate changes on cash	329	1,870
Net decrease in cash, cash equivalents and restricted cash for the period	(21,169)	(18,701)
Cash, cash equivalents and restricted cash, beginning of year	84,886	108,545
Cash, cash equivalents and restricted cash, end of period	63,717	89,844
Cash, cash equivalents and restricted cash associated with assets held for sale, end of period	—	(813)
Cash, cash equivalents and restricted cash, end of period	$63,717	$89,031
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
The Consolidated Balance Sheet as of December 31, 2018, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

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
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On May 14, 2018, the Company’s board of directors approved a plan to divest the Company’s CIPP business in Australia (“Insituform Australia”). While restructuring actions in Insituform Australia led to improvements in operating results, an assessment of the long-term fit within the Company’s portfolio led to the decision to divest the business. Accordingly, the Company has classified Insituform Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheet at March 31, 2019 and December 31, 2018. See Note 5.
Corrosion Protection Segment (“Corrosion Protection”)
During the first quarter of 2019, the Company initiated plans to sell its interest in its cathodic protection materials manufacturing and production joint venture in Saudi Arabia, Corrpower International Limited (“Corrpower”) and its interest in its Titeliner® and CIPP joint venture in South Africa, Aegion South Africa Proprietary Limited (“Aegion South Africa”). Accordingly, the Company has classified the assets and liabilities of both businesses as held for sale on the Consolidated Balance Sheet at March 31, 2019. See Note 5.

2.    ACCOUNTING POLICIES
On January 1, 2019, the Company adopted FASB ASC 842, Leases (“FASB ASC 842”). See Note 6 for further information. Other than the adoption of FASB ASC 842, there were no material changes in accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accumulated Other Comprehensive Income (Loss)
As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	March 31, 2019	December 31, 2018
Currency translation adjustments	$(39,158)	$(41,107)
Derivative hedging activity	(431)	1,715
Pension activity	(919)	(898)
Total accumulated other comprehensive loss	$(40,508)	$(40,290)
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity. Net foreign exchange transaction losses of $0.8 million and $0.3 million in the first quarters of 2019 and 2018, respectively, are included in “Other expense” in the Consolidated Statements of Operations.
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
Earnings per Share
Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2019	2018
Weighted average number of common shares used for basic EPS	31,704,923	32,483,963
Effect of dilutive stock options and restricted and deferred stock unit awards	—	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	31,704,923	32,483,963
The Company excluded 549,679 restricted and deferred stock units for the quarter ended March 31, 2019, and 710,173 restricted and deferred stock units and stock options for the quarter ended March 31, 2018 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods.
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
Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	March 31, 2019	December 31, 2018
Cash and cash equivalents	$62,482	$83,527
Restricted cash	1,235	1,359
Cash, cash equivalents and restricted cash	$63,717	$84,886

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
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended March 31, 2019.
Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	March 31, 2019(1)	December 31, 2018
Current assets	$29,847	$33,066
Non-current assets	7,016	6,466
Current liabilities	12,006	12,953
Non-current liabilities	7,281	8,780
__________________________

(1)	Includes $8.1 million of assets and $6.3 million of liabilities classified as held for sale relating to Corrpower and Aegion South Africa. See Note 5.

	Quarters Ended March 31,
Statement of operations data	2019	2018(1)
Revenue	$5,925	$16,051
Gross profit	1,635	3,310
Net income attributable to Aegion Corporation	33	1,248
__________________________

(1)	Includes activity from our pipe coating and insulation joint venture in Louisiana, which was sold during the third quarter of 2018.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. Companies may adopt the new guidance using one of two transition methods: (i) retrospective to each period (or periods) in which the income tax effects are recognized, or (ii) at the beginning of the period of adoption. The Company adopted this standard effective January 1, 2019 and elected not to reclassify the tax effects due to the immaterial impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable. The guidance is effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted, although the Company does not intend to do so. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with lease terms longer than twelve months. The Company adopted this standard, effective January 1, 2019, using the adoption-date transition provision, which recognizes and measures leases existing at January 1, 2019 but without retrospective application. See Note 6.

3.    REVENUES
On January 1, 2018, the Company adopted FASB ASC 606 for all contracts that were not completed using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying FASB ASC 606 as a net reduction to opening retained earnings of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting FASB ASC 606, with the impact primarily related to royalty license fee revenues.
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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 92.9% and 95.0% of revenues for the quarters ended March 31, 2019 and 2018, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date. Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice. Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 7.1% and 5.0% of revenues for the quarters ended March 31, 2019 and 2018, respectively.
On March 31, 2019, the Company had $474.5 million of remaining performance obligations from construction, engineering and installation services. The Company estimates that approximately $445.1 million, or 93.8%, of the remaining performance obligations at March 31, 2019 will be realized as revenues in the next 12 months.
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
Revenue by Category
The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$97,891	$30,021	$80,863	$208,775
Canada	10,611	13,457	—	24,068
Europe	12,525	3,478	—	16,003
Other foreign	10,516	17,542	—	28,058
Total revenues	$131,543	$64,498	$80,863	$276,904

	Quarter Ended March 31, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Primary geographic region:
United States	$93,845	$50,356	$92,329	$236,530
Canada	12,269	16,570	—	28,839
Europe	13,143	2,866	—	16,009
Other foreign	15,170	28,313	—	43,483
Total revenues	$134,427	$98,105	$92,329	$324,861
The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$118,915	$42,572	$919	$162,406
Time and materials	—	14,977	79,944	94,921
Product sales	12,478	6,949	—	19,427
License fees	150		—	150
Total revenues	$131,543	$64,498	$80,863	$276,904

	Quarter Ended March 31, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$125,263	$77,901	$5,757	$208,921
Time and materials	—	13,107	86,572	99,679
Product sales	9,144	7,097	—	16,241
License fees	20	—	—	20
Total revenues	$134,427	$98,105	$92,329	$324,861

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
Net contract assets (liabilities) consisted of the following (in thousands):

	March 31, 2019(1)	December 31, 2018(2)
Contract assets – current	$59,422	$62,467
Contract liabilities – current	(27,060)	(32,339)
Net contract assets	$32,362	$30,128
__________________________

(1)	Amounts exclude contract assets of $2.9 million and contract liabilities of less than $1.1 million that were classified as held for sale at March 31, 2019 (see Note 5).

(2)	Amounts exclude contract assets of $1.8 million and contract liabilities of less than $0.1 million that were classified as held for sale at December 31, 2018 (see Note 5).
Included in the change of total net contract assets was a $3.0 million decrease in contract assets, primarily related to the timing between work performed on open contracts and contractual billing terms, and a $5.3 million decrease in contract liabilities, primarily related to the timing of customer advances on certain contracts.
Substantially all of the $32.3 million and $51.6 million contract liabilities balances at December 31, 2018 and December 31, 2017, respectively, were recognized in revenues during the first quarters of 2019 and 2018, respectively.
Impairment losses recognized on receivables and contract assets were not material during the first quarters of 2019 and 2018.

4.    RESTRUCTURING
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
During 2018, the Company’s board of directors approved additional actions with respect to the 2017 Restructuring, which included the decisions to: (i) divest the Australia and Denmark CIPP businesses; (ii) take actions to further optimize operations within North America, including measures to reduce consolidated operating costs; and (iii) divest or otherwise exit multiple additional international businesses, including: (a) the Company’s cathodic protection installation activities in the Middle East, including Corrpower; (b) United Pipeline de Mexico S.A. de C.V., the Company’s Tite Liner® joint venture in Mexico; (c) the Company’s Tite Liner® businesses in Brazil and Argentina; (d) Aegion South Africa; and (e) the Company’s CIPP contract installation operations in England.
Total pre-tax 2017 Restructuring and related impairment charges since inception were $142.5 million ($128.5 million post-tax) and consisted of cash charges totaling $28.9 million and non-cash charges totaling $113.6 million. Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $27.2 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, as well as net losses on the disposal of both domestic and international entities. The Company reduced headcount by approximately 440 employees as a result of these actions.

The Company expects to incur additional cash and non-cash charges of $12 million to $16 million during 2019. The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but will also include certain charges in Energy Services to a lesser extent. The Company expects to reduce headcount by an additional 50 employees as a result of these further actions.
During the quarters ended March 31, 2019 and 2018, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$282	$170	$34	$9	$495
Lease and contract termination costs	425	17	—	98	540
Relocation and other moving costs	51	—	—	—	51
Other restructuring costs (1)	1,744	(211)	—	247	1,780
Total pre-tax restructuring charges	$2,502	$(24)	$34	$354	$2,866
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting the CIPP operations in the UK, exiting the cathodic protection operations in the Middle East and other cost savings initiatives.

	Quarter Ended March 31, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$780	$121	$—	$170	$1,071
Lease and contract termination costs	528	—	—	150	678
Relocation and other moving costs	40	—	—	—	40
Other restructuring costs (1)	1,868	1,344	—	243	3,455
Total pre-tax restructuring charges	$3,216	$1,465	$—	$563	$5,244
__________________________

(1)
Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America and right-sizing the CIPP operations in Australia and Denmark.

2017 Restructuring costs related to severance, other termination benefit costs and early lease and contract termination costs were $1.1 million and $1.8 million for the quarters ended March 31, 2019 and 2018, respectively, and are reported on a separate line in the Consolidated Statements of Operations.
The following tables summarize all charges related to the 2017 Restructuring recognized in the quarters ended March 31, 2019 and 2018 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)
Cost of revenues	$(25)	$99	$—	$—	$74
Operating expenses	1,346	(63)	—	247	1,530
Restructuring and related charges	758	187	34	107	1,086
Other expense	423	(247)	—	—	176
Total pre-tax restructuring charges	$2,502	$(24)	$34	$354	$2,866
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $3.1 million and non-cash charges of $(0.2) million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Quarter Ended March 31, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)
Operating expenses	$1,868	$1,344	$—	$243	$3,455
Restructuring and related charges	1,348	121	—	320	1,789
Total pre-tax restructuring charges	$3,216	$1,465	$—	$563	$5,244
__________________________

(1)
Total pre-tax restructuring charges include cash charges of $2.8 million and non-cash charges of $2.4 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize the 2017 Restructuring activity during the first quarters of 2019 and 2018 (in thousands):

	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Utilized in 2019		Reserves at March 31, 2019
				Cash(1)	Non-Cash
Severance and benefit related costs	$1,742	$495	$(5)	$1,102	$—	$1,130
Lease and contract termination costs	359	540	3	310	—	592
Relocation and other moving costs	—	51	—	—	—	51
Other restructuring costs	311	1,780	(2)	1,852	(151)	388
Total pre-tax restructuring charges	$2,412	$2,866	$(4)	$3,264	$(151)	$2,161
__________________________

(1)	Refers to cash utilized to settle charges during the first quarter of 2019.

	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Utilized in 2018		Reserves at March 31, 2018
				Cash(1)	Non-Cash
Severance and benefit related costs	$3,864	$1,071	$20	$2,305	$—	$2,650
Lease and contract termination costs	650	678	—	793	—	535
Relocation and other moving costs	—	40	—	40	—	—
Other restructuring costs	675	3,455	—	1,272	2,408	450
Total pre-tax restructuring charges	$5,189	$5,244	$20	$4,410	$2,408	$3,635
__________________________

(1)	Refers to cash utilized to settle charges during the first quarter of 2018.

5.    ASSETS AND LIABILITIES HELD FOR SALE
During the first quarter of 2019, the Company initiated plans to sell its interests in Corrpower and Aegion South Africa. The Company is currently in discussions with third parties for each of the entities and believes that it is probable that sales of each entity will occur in the second half of 2019.
On May 14, 2018, the Company’s board of directors approved a plan to divest the assets and liabilities of Insituform Australia (see Note 1). The Company is currently in discussions with a third party and management believes that it is probable that a sale will occur in the first half of 2019.
The relevant asset and liability balances at March 31, 2019 and December 31, 2018 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. No impairment charges were recorded on these assets as the net carrying value approximated or was less than management’s current expectation of fair value less cost to sell. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	March 31, 2019(1)	December 31, 2018(2)
Assets held for sale:
Current assets
Cash and cash equivalents	$—	$—
Receivables, net	4,237	1,309
Retainage	234	15
Contract assets	2,920	1,777
Inventories	3,971	2,123
Prepaid expenses and other current assets	587	300
Total current assets	11,949	5,524
Property, plant & equipment, less accumulated depreciation	3,395	2,268
Operating lease assets	2,135	—
Total assets held for sale	$17,479	$7,792

Liabilities held for sale:
Current liabilities
Accounts payable	$1,801	$1,331
Accrued expenses	5,516	3,891
Contract liabilities	1,100	38
Current maturities of long-term debt	895	—
Total current liabilities	9,312	5,260
Operating lease liabilities	1,219	—
Other non-current liabilities	231	—
Total liabilities held for sale	$10,762	$5,260
__________________________

(1)	Includes Corrpower, Aegion South Africa and Insituform Australia.

(2)	Includes Insituform Australia.

6.    LEASES
Effective January 1, 2019, the Company adopted FASB ASC 842 using the adoption-date transition provision rather than at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. The Company also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components. The Company also made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. The impact of FASB ASC 842 on the Consolidated Balance Sheet beginning January 1, 2019 was through the recognition of operating lease assets and corresponding operating lease liabilities of $70.5 million. No impact was recorded to the Consolidated Statement of Operations or beginning retained earnings.
The Company’s operating lease portfolio includes operational field locations, administrative offices, equipment, vehicles and information technology equipment. The majority of the Company’s leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Right-of-use assets are presented within “Operating lease assets” on the Consolidated Balance Sheet. The current portion of operating lease liabilities are presented within “Accrued expenses”, and the non-current portion of operating lease liabilities are presented within “Operating lease liabilities” on the Consolidated Balance Sheet.
Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term at inception. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating leases in effect prior to

January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. A portion of the Company’s real estate, equipment and vehicle leases is subject to periodic changes in the Consumer Price Index, LIBOR or other market index. The changes to these indexes are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Because most leases do not provide an explicit rate of return, the Company utilizes its incremental secured borrowing rate on a lease-by-lease basis in determining the present value of lease payments at the commencement date of the lease.
The following table presents the components of lease expense (in thousands):

Quarter Ended March 31, 2019
Operating lease cost	$5,452
Short-term lease cost	7,239
Total lease cost	$12,691
Supplemental cash flow information related to leases was as follows (in thousands):

Quarter Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,462

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,126
Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019(1)
Operating leases:
Operating lease assets	$69,042

Accrued expenses	$15,174
Other liabilities	54,404
Total operating lease liabilities	$69,578

Weighted-average remaining lease term (in years)	5.78
Weighted-average discount rate	6.31%
__________________________

(1)	Amounts exclude operating lease assets of $2.1 million, accrued expenses of $0.9 million, and other liabilities of $1.2 million that were classified as held for sale at March 31, 2019 (see Note 5).
Operating lease liabilities under non-cancellable leases were as follows (in thousands):

March 31, 2019
Nine months ended December 31, 2019	$14,615
2020	16,496
2021	13,954
2022	11,223
2023	8,916
Thereafter	18,891
Total undiscounted operating lease liability	84,095
Less: Imputed interest	(14,517)
Total discounted operating lease liability	$69,578

Minimum rental commitments under non-cancellable leases as of December 31, 2018 for years 2019 through 2023 were $19.8 million, $15.1 million, $11.5 million, $8.1 million and $5.4 million, respectively, and $7.2 million thereafter.
7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2018:
Goodwill, gross	$244,521	$76,383	$81,504	$402,408
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	181,673	30,983	47,977	260,633
2019 Activity:
Foreign currency translation	(15)	142	—	127
Balance, March 31, 2019:
Goodwill, gross	244,506	76,525	81,504	402,535
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	$181,658	$31,125	$47,977	$260,760
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	1.5	$3,894	$(3,751)	$143	$3,894	$(3,716)	$178
Leases	1.8	864	(711)	153	864	(689)	175
Trademarks	9.5	15,788	(6,416)	9,372	15,751	(6,202)	9,549
Non-competes	4.1	2,527	(1,296)	1,231	2,529	(1,229)	1,300
Customer relationships	8.6	159,592	(69,329)	90,263	159,719	(66,753)	92,966
Patents and acquired technology	5.6	38,582	(23,484)	15,098	38,338	(22,810)	15,528
Total intangible assets		$221,247	$(104,987)	$116,260	$221,095	$(101,399)	$119,696
Amortization expense was $3.5 million and $3.5 million for the quarters ended March 31, 2019 and 2018, respectively. Estimated amortization expense by year is as follows (in thousands):

2019	$13,686
2020	13,624
2021	13,477
2022	13,398
2023	13,398

8.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term note, due February 27, 2023, annualized rates of 4.52% and 4.59%, respectively	$275,625	$282,188
Line of credit, 4.49% and 4.45%, respectively	44,000	31,000
Other notes with interest rates from 3.3% to 7.8%	—	1,031
Subtotal	319,625	314,219
Less – Current maturities of long-term debt	30,625	29,469
Less – Unamortized loan costs	2,583	2,747
Total	$286,417	$282,003
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
During the first quarter of 2018, the Company paid expenses of $2.4 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first quarter of 2018.
Generally, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2019 was approximately 4.49%.
The Company’s indebtedness at March 31, 2019 consisted of $275.6 million outstanding from the term loan under the amended Credit Facility and $44.0 million on the line of credit under the amended Credit Facility. Additionally, the Company had $0.9 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) listed as held for sale at March 31, 2019 related to the planned sales of Corrpower and Aegion South Africa. During the first quarter of 2019, the Company borrowed $13.0 million on the line of credit for domestic working capital needs.
As of March 31, 2019, the Company had $22.6 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $12.3 million was collateral for the benefit of certain of our insurance carriers and $10.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2018 consisted of $282.2 million outstanding from the term loan under the amended Credit Facility, $31.0 million on the line of credit under the amended Credit Facility and $1.0 million of third-party notes and bank debt.
At March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s long-term debt was approximately $323.8 million and $307.7 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 13.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of March 31, 2019 was approximately 3.74%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 13.
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
The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.75 to 1.00. At March 31, 2019, the Company’s consolidated financial leverage ratio was 3.23 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $54.0 million of additional debt.

•
Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00. At March 31, 2019, the Company’s fixed charge ratio was 1.35 to 1.00.

At March 31, 2019, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

9.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
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
During the first quarter of 2019, the Company acquired 622,043 shares of the Company’s common stock for $11.1 million ($17.82 average price per share) through the open market repurchase program discussed above, 152,946 shares of the Company’s common stock for $3.1 million ($20.48 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units, and 48,409 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options. Once repurchased, the Company immediately retired all such shares.
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

Equity-Based Compensation Plans
In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of March 31, 2019, 1,944,014 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.
In April 2016, the Company’s stockholders also approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of March 31, 2019, 68,689 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.
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
A summary of the stock award activity is as follows:

	Quarter Ended March 31, 2019
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	1,143,205	$23.26
Restricted stock units awarded	283,472	20.24
Performance stock units awarded	146,367	22.78
Restricted stock units distributed	(171,073)	18.21
Performance stock units distributed	(111,155)	25.85
Restricted stock units forfeited	(6,655)	23.13
Performance stock units forfeited	(42,939)	25.90
Outstanding at March 31, 2019	1,241,222	$22.88
Expense associated with stock awards was $2.0 million and $2.1 million for the quarters ended March 31, 2019 and 2018, respectively. Unrecognized pre-tax expense of $16.7 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.96 years for awards outstanding at March 31, 2019.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date. Historically, awards were fully vested, and fully expensed, on the date of grant. Beginning in April 2019, as a result of a recent amendment of the 2016 Director Plan, the expense related to the issuance of deferred stock units is based on the award date fair value and charged to expense ratably through the requisite service period, which is generally one year. The forfeiture of unvested deferred stock units causes the reversal of all previous expense to be recorded as a reduction of current period expense.

A summary of deferred stock unit activity is as follows:

	Quarter Ended March 31, 2019
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	287,350	$22.80
Awarded	2,891	16.69
Distributed	(9,438)	18.69
Outstanding at March 31, 2019	280,803	$20.83
Expense associated with deferred stock unit awards was less than $0.1 million for each of the quarters ended March 31, 2019 and 2018.
Stock Options
Stock options on the Company’s common stock were awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally had a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. There were 52,783 stock options exercised during the quarter ended March 31, 2019 with a weighted average exercise price of $18.11 per share. There were no stock options outstanding at March 31, 2019.

10.    TAXES ON INCOME
The Company’s effective tax rate in the quarter ended March 31, 2019 was a benefit of 16.0% on a pre-tax loss. The effective rate was negatively impacted by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.
The Company’s effective tax rate in the quarter ended March 31, 2018 was a benefit of 40.4% on a pre-tax loss. The benefit was positively impacted by a $1.5 million net tax benefit, or 60.0% benefit to the effective tax rate, related to employee share-based payments vested during the first quarter of 2018. Excluding this benefit, the Company recorded income tax expense on a pre-tax loss primarily due to valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

11.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Purchase Commitments
The Company had no material purchase commitments at March 31, 2019.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2019 on its Consolidated Balance Sheet.

12.    SEGMENT REPORTING
The Company has three operating segments, which are also its reportable segments: Infrastructure Solutions; Corrosion Protection and Energy Services. The Company’s operating segments correspond to its management organizational structure. Each operating segment has a president who reports to the Company’s chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each segment are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation.
The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss), which includes acquisition and divestiture expenses and restructuring charges, if applicable.
During the first quarter of 2019, the Company began reporting Corporate expenses separately rather than allocating those costs to the operating segments. The reported information for the quarter ended March 31, 2018 has been revised to conform to the current period presentation.
Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2019	2018
Revenues:
Infrastructure Solutions	$131,543	$134,427
Corrosion Protection	64,498	98,105
Energy Services	80,863	92,329
Total revenues	$276,904	$324,861

Gross profit:
Infrastructure Solutions	$26,586	$26,709
Corrosion Protection	12,873	23,576
Energy Services	8,836	11,219
Total gross profit	$48,295	$61,504

Operating income (loss):
Infrastructure Solutions (1)	$5,715	$3,237
Corrosion Protection (2)	(1,760)	4,962
Energy Services	1,115	3,127
Corporate (3)	(5,844)	(8,145)
Total operating income (loss)	(774)	3,181
Other income (expense):
Interest expense	(3,590)	(5,443)
Interest income	285	47
Other (4)	(674)	(262)
Total other expense	(3,979)	(5,658)
Loss before tax benefit	$(4,753)	$(2,477)
_______________________

(1)
Operating income in the first quarter of 2019 includes $2.1 million of 2017 Restructuring charges (see Note 4) and $0.1 million of costs primarily related to the planned divestitures of Insituform Australia. Operating income in the first quarter of 2018 includes: (i) $3.2 million of 2017 Restructuring charges (see Note 4); and (ii) $0.1 million of costs incurred primarily related to the acquisition of Environmental Techniques.

(2)
Operating loss in the first quarter of 2019 includes $0.2 million of 2017 Restructuring charges (see Note 4). Operating income in the first quarter of 2018 includes $1.5 million of 2017 Restructuring charges (see Note 4).

(3)	Operating loss in the first quarter of 2019 includes $0.4 million of 2017 Restructuring charges (see Note 4).

(4)	Other expense in the first quarter of 2019 includes $0.2 million of 2017 Restructuring charges (see Note 4).
The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarters Ended March 31,
	2019	2018
Revenues: (1)
United States	$208,775	$236,530
Canada	24,068	28,839
Europe	16,003	16,009
Other foreign	28,058	43,483
Total revenues	$276,904	$324,861

Gross profit: (1)
United States	$31,827	$40,707
Canada	3,454	4,775
Europe	3,519	1,134
Other foreign	9,495	14,888
Total gross profit	$48,295	$61,504
__________________________

(1)	Revenues and gross profit are attributed to the country of origin.

13.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. At March 31, 2019, the Company’s cash flow hedges were in a net deferred loss position of $0.4 million compared to a net deferred gain position of $1.8 million at December 31, 2018. The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred gains and losses were recorded in other non-current assets and other non-current liabilities, respectively, and other comprehensive income on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.
The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. During the first three months of 2019 and 2018, a gain of $0.2 million and a loss of $0.1 million, respectively, were recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.
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
The following table summarizes the Company’s derivative positions at March 31, 2019:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/British Pound	Sell	£3,552,000	0.3	1.31
EURO/British Pound	Sell	£2,568,300	0.3	1.16
Interest Rate Swap		$206,718,750	3.8
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$2,546	$3,648
	Total Assets	$2,546	$3,648

Interest Rate Swaps	Other non-current liabilities	$2,988	$1,885
	Total Liabilities	$2,988	$1,885

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$—
	Total Assets	$—	$—

Forward Currency Contracts	Accrued expenses	$83	$44
	Total Liabilities	$83	$44

	Total Derivative Assets	$2,546	$3,648
	Total Derivative Liabilities	3,071	1,929
	Total Net Derivative Asset (Liability)	$(525)	$1,719
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

The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2019. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Note 2 to the consolidated financial statements contained in this report.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 1, 2019, and in our subsequent filed reports, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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
During the first quarter of 2019, we began reporting Corporate expenses separately rather than allocating those costs to the operating segments. The reported information for the quarter ended March 31, 2018 has been revised to conform to the current period presentation.
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

Strategic Initiatives/Divestiture
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

We divested our Bayou and Denmark CIPP businesses in 2018. Discussions are underway with a prospective buyer for the sale of the Australia CIPP business and we believe that it is probable that a sale will occur in the first half of 2019. During the first quarter of 2019, we also initiated plans to sell our cathodic protection joint venture in Saudi Arabia, Corrpower International Limited (“Corrpower”), and our Titeliner® and CIPP joint venture in South Africa, Aegion South Africa Proprietary Limited (“Aegion South Africa”). We are currently in discussions with third parties for each of the entities and believe it is probable that sales will occur in the second half of 2019. Planned exits of the remaining international businesses noted above are expected to be substantially complete by June 30, 2019.
Total pre-tax 2017 Restructuring charges recorded during the first quarter of 2019 were $2.9 million ($2.6 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax 2017 Restructuring and related impairment charges since inception were $142.5 million ($128.5 million post-tax), including cash charges of $28.9 million and non-cash charges of $113.6 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America.
We expect to incur additional cash and non-cash charges of $12 million to $16 million during 2019. The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but will also include certain charges in Energy Services and Corporate to a lesser extent. We expect to reduce headcount by an additional 50 employees as a result of these further actions.
See Note 4 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.
Divestitures – Planned and Completed
Through our restructuring efforts to exit higher-risk, low return markets and streamline our operations, we have divested, or planned to divest, certain businesses in our Infrastructure Solutions and Corrosion Protection segments during 2019 and 2018:

i.
During the first quarter of 2019, we entered into discussions with prospective buyers regarding the sale of our interests in Corrpower and Aegion South Africa. We currently believe it is probable that sales will occur in the second half of 2019.

ii.
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

iii.
On August 31, 2018, we sold substantially all of the assets of Bayou and our ownership interest in Bayou Wasco Insulation LLC, which collectively had been held for sale as part of the 2017 Restructuring and reflected our desire to reduce further our exposure in the North American upstream oil and gas markets.

iv.
On May 14, 2018, our board of directors approved plans to divest the assets and liabilities of our CIPP operations in Australia (“Insituform Australia”). While restructuring actions in Insituform Australia led to year-over-year improvements in operating results in 2018, an assessment of the long-term fit within Aegion’s portfolio led to the decision to divest the business. We are currently in discussions with a third party and, if those discussions are successful, we expect to close a transaction in the first half of 2019.

See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters Ended March 31, 2019 and 2018
Significant Events
2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $2.9 million ($2.6 million post-tax) and $5.2 million ($4.7 million post-tax) during the first quarter of 2019 and 2018, respectively. Restructuring charges primarily impacted the Infrastructure Solutions and Corrosion Protection reportable segments. See Note 4 to the consolidated financial statements contained in this Report.
Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $0.1 million and $0.4 million during the first quarter of 2019 and 2018, respectively, related primarily to the planned divestitures of Insituform Australia, Corrpower and Aegion South Africa in 2019 and the Bayou divestiture and Hebna acquisition in 2018. Expenses primarily impacted the Corrosion Protection and Infrastructure Solutions reportable segments.

Warranty Reserve – During the first quarter of 2019, we recorded a pre-tax estimated project warranty reserve of $4.4 million ($3.3 million post-tax) related to a CIPP wastewater project in our North American operation of Infrastructure Solutions. The project was originally awarded in 2016 and construction was substantially completed during 2017. Recent inspections of the installed liners revealed structural failures due to extreme environmental conditions at the time of the installation. Replacement work will be performed during 2019 to remediate the warranty issues.
Consolidated Operating Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues	$276,904	$324,861	$(47,957)	(14.8)%
Gross profit	48,295	61,504	(13,209)	(21.5)
Gross profit margin	17.4%	18.9%	N/A	(150	)bp
Operating expenses	47,870	56,142	(8,272)	(14.7)
Acquisition and divestiture expenses	113	392	(279)	(71.2)
Restructuring and related charges	1,086	1,789	(703)	(39.3)
Operating income (loss)	(774)	3,181	(3,955)	(124.3)
Operating margin	(0.3)%	1.0%	N/A	(130	)bp
Net loss attributable to Aegion Corporation	(4,001)	(2,069)	(1,932)	93.4
_____________________________
“N/A” represents not applicable.

Revenues
Revenues decreased $48.0 million, or 14.8%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in revenues was due to a $33.6 million decrease in Corrosion Protection primarily from the sale of our pipe coating and insulation operation in 2018 and lower revenues in our Middle East coating services operation, a $11.5 million decrease in Energy Services due to a decrease in turnaround and construction services activities, and a $2.9 million decrease in Infrastructure Solutions primarily due to decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of the 2017 Restructuring.
Gross Profit and Gross Profit Margin
Gross profit decreased $13.2 million, or 21.5%, in the first quarter of 2019 compared to the first quarter of 2018. During the first quarter of 2019, we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions. Excluding this charge, gross profit decreased $8.7 million, or 14.2%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in gross profit was due to: (i) a $10.7 million decrease in Corrosion Protection primarily from lost gross profit related to our divested pipe coating and insulation operation and lower gross margins associated with our Middle East coating services operation as larger projects were completed in the prior year; and (ii) a $2.4 million decrease in Energy Services mainly due to a lower mix of higher-margin turnaround projects. Partially offsetting these decreases was a $4.3 million increase in Infrastructure Solutions primarily due to higher revenues and improved productivity related to CIPP contracting installation services activity in our North American operation and loss avoidance due to the divestiture of the Denmark CIPP operation in 2018.
Gross profit margin declined to 17.4% in the first quarter of 2019 from 18.9% in the first quarter of 2018. Excluding the project warranty charge noted above, gross profit margin improved 20 basis points to 19.1% in the first quarter of 2019. The improvement was primarily due to productivity improvements related to North American CIPP contracting installation services activity noted above and loss avoidance from Denmark. Partially offsetting the improvement in Infrastructure Solutions were decreases in Corrosion Protection from lower gross margins associated with our Middle East coating services operation and North American cathodic protection operations, and decreases in Energy Services from a lower mix of higher-margin turnaround projects.
Operating Expenses
Operating expenses decreased $8.3 million, or 14.7%, in the first quarter of 2019 compared to the first quarter of 2018. As part of our restructuring efforts, we recognized charges of $1.5 million and $3.5 million in the first quarters of 2019 and 2018, respectively. Excluding restructuring charges, operating expenses decreased $6.3 million, or 12.0%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in operating expenses was due to: (i) a $2.6 million decrease in Corrosion

Protection primarily due to our divested pipe coating and insulation operation and cost savings achieved in connection with our 2017 Restructuring actions; (ii) a $1.5 million decrease in Infrastructure Solutions primarily from exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America in connection with our 2017 Restructuring actions; and (iii) a $1.8 million decrease in Corporate expenses due to decreased spending and other cost-cutting measures as a result of the 2017 Restructuring, lower incentive compensation expense and lower medical and prescription drug expenses.
Operating expenses as a percentage of revenues were 17.3% in the first quarters of both 2019 and 2018. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.7% in the first quarter of 2019 compared to 16.2% in the first quarter of 2018.
Consolidated Net Loss
Consolidated net loss was $4.0 million in the first quarter of 2019, an increase of $1.9 million from a loss of $2.1 million in the first quarter of 2018.
Included in consolidated net loss were the following pre-tax items: (i) restructuring charges of $2.9 million and $5.2 million in the first quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture expenses of $0.1 million and $0.4 million in the first quarters of 2019 and 2018, respectively; and (iii) a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions in the first quarter of 2019.
Excluding the after-tax effect of the above items, consolidated net income was $2.0 million in the first quarter of 2019, a decrease of $2.2 million, or 52.9%, from $4.2 million in the first quarter of 2018. The decrease was primarily due to lower operating income in Corrosion Protection due to the divestiture of our pipe coating and insulation operation and lower contributions from the high-margin, large projects in our Middle East coating services operation. Partially offsetting the decrease in consolidated net income was an increase from Infrastructure Solutions related to higher revenues and profitability from our North American CIPP operation, loss avoidance from the Denmark sale in 2018 and improved execution of CIPP project activity in our Australian operation. Consolidated net income in the first quarter of 2019, as compared to the first quarter of 2018, was also positively impacted by lower non-controlling interest income, but negatively impacted by a higher tax rate due to certain discrete tax benefits recorded during the first quarter of 2018.

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
The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2019	December 31, 2018	March 31, 2018
Infrastructure Solutions (1)	$305.2	$323.3	$349.2
Corrosion Protection (2)	130.7	127.9	155.6
Energy Services	218.4	218.2	215.6
Total backlog (3)	$654.3	$669.4	$720.4
__________________________

(1)	Included backlog from exited or to-be exited operations of $14.9 million, $10.0 million and $29.7 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(2)	Included backlog from exited or to-be exited operations of $8.0 million, $11.6 million and $30.7 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(3)	Total backlog for March 31, 2019, December 31, 2018 and March 31, 2018 included backlog from exited or to-be exited operations of $22.9 million, $21.6 million and $60.4 million, respectively.
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
Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2019, 0.1% and 18.4% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Consolidated customer orders, net of cancellations (“New Orders”), decreased $88.0 million, or 24.9%, to $264.8 million in the first quarter of 2019 compared to $352.8 million in the first quarter of 2018.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues	$131,543	$134,427	$(2,884)	(2.1)%
Gross profit	26,586	26,709	(123)	(0.5)
Gross profit margin	20.2%	19.9%	N/A	30	bp
Operating expenses	20,039	22,101	(2,062)	(9.3)
Acquisition and divestiture expenses	74	23	51	221.7
Restructuring and related charges	758	1,348	(590)	(43.8)
Operating income	5,715	3,237	2,478	76.6
Operating margin	4.3%	2.4%	N/A	190	bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues decreased $2.9 million, or 2.1%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in revenues was primarily due to decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of the 2017 Restructuring. Partially offsetting the decrease in revenues was an increase in CIPP contracting installation services activity in North America as a result of improved crew productivity following significant weather, labor and equipment challenges in the prior year.
Gross Profit and Gross Profit Margin
Gross profit decreased $0.1 million, or 0.5%, in the first quarter of 2019 compared to the first quarter of 2018. During the first quarter of 2019, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation. Excluding this charge, gross profit increased $4.3 million, or 16.0%, in the first quarter of 2019 compared to the first quarter of 2018. The increase in gross profit was primarily due to: (i) higher revenues and execution efficiencies related to CIPP contracting installation services activity in our North American operation; (ii) loss avoidance due to the divestiture of Denmark in 2018; and (iii) improved execution of CIPP project activity in our Australian operation.
Gross profit margin improved 30 basis points in the first quarter of 2019 compared to the first quarter of 2018 mainly due to the same factors that improved gross profit above.

Operating Expenses
Operating expenses decreased $2.1 million, or 9.3%, in the first quarter of 2019 compared to the first quarter of 2018. As part of our restructuring efforts, we recognized charges of $1.3 million and $1.9 million in the first quarters of 2019 and 2018, respectively. Excluding restructuring charges, operating expenses decreased $1.5 million, or 7.6%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in operating expenses was primarily due to exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America in connection with our 2017 Restructuring actions.
Operating expenses as a percentage of revenues were 15.2% in the first quarter of 2019 compared to 16.4% in the first quarter of 2018. Excluding restructuring charges, operating expenses as a percentage of revenues were 14.2% in the first quarter of 2019 compared to 15.1% in the first quarter of 2018.
Operating Income and Operating Margin
Operating income increased $2.5 million, or 76.6%, to $5.7 million in the first quarter of 2019 compared to $3.2 million in the first quarter of 2018. Operating margin improved to 4.3% in the first quarter of 2019 compared to 2.4% in the first quarter of 2018.
Included in operating income are the following items: (i) restructuring charges of $2.1 million and $3.2 million in the first quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture related expenses of $0.1 million and less than $0.1 million in the first quarters of 2019 and 2018, respectively; and (iii) a $4.4 million charge in the first quarter of 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation.
Excluding the above items, operating income increased $5.8 million, or 89.9%, to $12.3 million in the first quarter of 2019 compared to $6.5 million in the first quarter of 2018, and operating margin improved 450 basis points to 9.3% in the first quarter of 2019 compared to 4.8% in the first quarter of 2018. Operating income increased primarily due to higher revenues and profitability from our North American CIPP operation due to crew productivity improvement, loss avoidance due to the divestiture of Denmark in 2018 and improved execution of CIPP project activity in our Australian operation.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues	$64,498	$98,105	$(33,607)	(34.3)%
Gross profit	12,873	23,576	(10,703)	(45.4)
Gross profit margin	20.0%	24.0%	N/A	(400	)bp
Operating expenses	14,407	18,461	(4,054)	(22.0)
Acquisition and divestiture expenses	39	32	7	21.9
Restructuring and related charges	187	121	66	54.5
Operating income (loss)	(1,760)	4,962	(6,722)	(135.5)
Operating margin	(2.7)%	5.1%	N/A	(780	)bp
______________________________
“N/A” represents not applicable.

Revenues
Revenues decreased $33.6 million, or 34.3%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was primarily due to: (i) an $11.6 million decrease in revenues related to our pipe coating and insulation operation, which was divested in the third quarter of 2018; (ii) decreased revenue from our coating services operation, which benefited in the first quarter of 2018 from large project activity in the Middle East; (iii) decreased project activities in our cathodic protection operations; and (iv) decreased international revenues from our industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.
Gross Profit and Gross Profit Margin
Gross profit decreased $10.7 million, or 45.4%, and gross profit margin declined 400 basis points in the first quarter of 2019 compared to the first quarter of 2018. Gross profit decreased primarily due to: (i) a $3.1 million decrease in gross profit related to our divested pipe coating and insulation operation; (ii) lower revenues and gross margins associated with our coating services operation, most notably in the Middle East, as larger projects were completed; and (iii) decreased gross profit from certain international industrial linings and cathodic protection operations as noted above. Gross profit and gross profit margin were also negatively impacted by our North American cathodic protection operations, which experienced lower revenues and project delays in Canada.
Operating Expenses
Operating expenses decreased $4.1 million, or 22.0%, in the first quarter of 2019 compared to the first quarter of 2018. As part of our restructuring efforts, we recognized charges of $0.1 million and $1.3 million in the first quarters of 2019 and 2018, respectively. Excluding restructuring charges, operating expenses decreased $2.6 million, or 15.5%, in the first quarter of 2019 compared to the first quarter of 2018. Operating expenses decreased primarily due to: (i) a $1.5 million decrease related to our divested pipe coating and insulation operation; (ii) cost savings achieved in connection with our 2017 Restructuring actions; and (iii) lower incentive compensation expense.
Operating expenses as a percentage of revenues were 22.3% in the first quarter of 2019 compared to 18.8% in the first quarter of 2018. Excluding restructuring charges, operating expenses as a percentage of revenues were 22.4% in the first quarter of 2019 compared to 17.4% in the first quarter of 2018. The increase, as a percentage of revenues, was primarily driven by the lower revenues generated from our coating services operation during the first quarter of 2019, as compared to the same period in 2018.
Operating Income (Loss) and Operating Margin
Operating income decreased $6.7 million, or 135.5%, to a loss of $1.8 million in the first quarter of 2019 compared to income of $5.0 million in the first quarter of 2018. Operating margin declined to (2.7)% in the first quarter of 2019 compared to 5.1% in the first quarter of 2018.
Included in operating income are (i) restructuring charges of $0.2 million and $1.5 million in the first quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) acquisition and divestiture related expenses of less than $0.1 million in each of the first quarters of 2019 and 2018.
Excluding restructuring charges and acquisition and divestiture expenses, operating income decreased $8.0 million to a loss of $1.5 million in the first quarter of 2019 compared to income of $6.5 million in the first quarter of 2018 and operating margin declined to (2.3)% in the first quarter of 2019 compared to 6.6% in the first quarter of 2018. The decreases in operating income and operating margin were primarily the result of: (i) decreased operating income related to our divested pipe coating and insulation operation; (ii) lower revenues and related gross profit generated from our coating service operation in the Middle East; and (iii) lower revenues and decreased project performance in our North American cathodic protection operations.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues	$80,863	$92,329	$(11,466)	(12.4)%
Gross profit	8,836	11,219	(2,383)	(21.2)
Gross profit margin	10.9%	12.2%	N/A	(130	)bp
Operating expenses	7,687	8,092	(405)	(5.0)
Operating income	1,115	3,127	(2,012)	(64.3)
Operating margin	1.4%	3.4%	N/A	(200	)bp
______________________________
“N/A” represents not applicable.
Revenues
Revenues decreased $11.5 million, or 12.4%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was due primarily to lower turnaround activities and, to a lesser extent, lower construction activity compared to the record revenues achieved in the prior year quarter. These decreases were partially offset by a higher volume of maintenance services activity as we continue to expand our presence with existing customers.

Gross Profit and Gross Profit Margin
Gross profit decreased $2.4 million, or 21.2%, in the first quarter of 2019 compared to the first quarter of 2018 and gross profit margin declined 130 basis points in the first quarter of 2019 compared to the first quarter of 2018. The decreases in gross profit and gross profit margin were primarily due to a lower mix of higher-margin turnaround projects. Gross profit margin associated with maintenance activities also decreased slightly due to a greater mix of lower margin services.
Operating Expenses
Operating expenses decreased $0.4 million, or 5.0%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was primarily due to lower variable costs associated with decreased turnaround and construction activity as well as higher prior year costs to support the labor transitions at refineries to comply with labor laws in California. Operating expenses as a percentage of revenues were 9.5% in the first quarter of 2019 compared to 8.8% in the first quarter of 2018.
Operating Income and Operating Margin
Operating income decreased $2.0 million, or 64.3%, to $1.1 million in the first quarter of 2019 compared to $3.1 million in the first quarter of 2018, primarily due to the decreased turnaround and construction activities discussed above. Operating margin declined to 1.4% in the first quarter of 2019 compared to 3.4% in the first quarter of 2018.

Corporate
Key financial data for Corporate was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A
Operating expenses	5,737	7,488	(1,751)	(23.4)
Acquisition and divestiture expenses	—	337	(337)	(100.0)
Restructuring and related charges	107	320	(213)	(66.6)
Operating loss	(5,844)	(8,145)	2,301	(28.3)
Operating margin	N/A	N/A	N/A
______________________________
“N/A” represents not applicable.
Operating Expenses
Operating expenses decreased $1.8 million, or 23.4%, in the first quarter of 2019 compared to the first quarter of 2018. As part of our restructuring efforts, we recognized charges of $0.2 million in each of the first quarters of 2019 and 2018. The decrease in operating expenses was primarily due to: (i) decreased spending and other cost reduction initiatives as a result of the 2017 Restructuring; (ii) lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs; and (iii) lower incentive compensation expense. Corporate operating expenses as a percentage of consolidated revenues were 2.1% in the first quarter of 2019 compared to 2.3% in the first quarter of 2018.

Other Income (Expense)
Interest Income and Expense
Interest income increased $0.2 million in the first quarter of 2019 compared to the prior year quarter primarily due to interest received on the $8.0 million note receivable acquired in the Bayou sale during the third quarter of 2018. Interest expense decreased $1.9 million in the first quarter of 2019 compared to the prior year quarter primarily due to expenses of $1.7 million recorded in the first quarter of 2018 for certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs. Additionally, interest expense decreased due to reduced loan principal balances during the first quarter of 2019 compared to the first quarter of 2018, partially offset by higher LIBOR-based borrowing costs under our Credit Facility.

Other Expense
Other expense was $0.7 million and $0.3 million in the quarters ended March 31, 2019 and 2018. The balances primarily consisted of foreign currency transaction losses.

Tax Benefit on Loss
The tax benefit on the pre-tax loss was $0.8 million and $1.0 million in the first quarters of 2019 and 2018, respectively. Our effective tax rate was a benefit of 16.0% on a pre-tax loss in the quarter ended March 31, 2019 compared to a benefit of 40.4% on a pre-tax loss in the quarter ended March 31, 2018. During both periods, the effective rates were negatively impacted by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. The effective tax rate for the quarter ended March 31, 2018, however, was positively impacted by a $1.5 million net tax benefit, or 60.0% benefit to the effective tax rate, related to employee share-based payments that vested during the first quarter of 2018.

Non-controlling Interests
Income attributable to non-controlling interests was less than $0.1 million in the quarter ended March 31, 2019 compared to income of $0.6 million in the quarter ended March 31, 2018. In the first quarter of 2019, income was primarily driven from our Corrosion Protection joint venture in Saudi Arabia and our Infrastructure Solutions joint ventures in Asia, partially offset by our Corrosion Protection joint ventures in Oman and South Africa. In the first quarter of 2018, income was primarily driven from our Corrosion Protection joint ventures in Louisiana, Saudi Arabia and Oman.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$62,482	$83,527
Restricted cash	1,235	1,359
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
During the first quarter of 2019, capital expenditures were primarily used to: (i) support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East; and (ii) boost our information systems platform with upgrades to our enterprise resource planning system. For 2019, we anticipate that we will spend approximately $25.0 to $30.0 million for capital expenditures, which is slightly below that in 2018.
In December 2018, our board of directors authorized the open market repurchase of up to two million shares of our common stock. The program did not establish a time period in which the repurchases had to be made. That authorization is now limited to $32.0 million in 2019 due to the December 2018 amendment to our Credit Facility. The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. During the quarter ended March 31, 2019, we acquired 622,043 shares of our common stock for $11.1 million ($17.82 average price per share) through the open market repurchase program discussed above. In addition, we repurchased 152,946 shares of our common stock for $3.1 million ($20.48 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Any shares repurchased during 2019 are expected to be funded primarily through available cash. Once repurchased, we promptly retire such shares.
As part of our 2017 Restructuring, we utilized cash of $3.3 million during the first quarter of 2019 and $26.5 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® system in North America, right-size our cathodic protection services operations in Canada, right-size our Infrastructure Solutions businesses in Australia and Denmark, and reduce corporate and other operating costs. Cumulatively, we have incurred both cash and non-cash charges of $142.5 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect to incur additional cash and non-cash charges of $12 million to $16 million during 2019.
At March 31, 2019, our cash balances were located worldwide for working capital and support needs. Approximately $43.6 million, or 69.7%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2019. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the Tax Cuts and Jobs Act; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at March 31, 2019.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At March 31, 2019, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
Cash Flows from Operations
Cash flows from operating activities used $6.6 million in the first quarter of 2019 compared to $1.3 million provided in the first quarter of 2018. The decrease in operating cash flow from the prior year period was primarily due to lower operating income during the first quarter of 2019 as compared to the first quarter of 2018, exclusive of non-cash charges in both periods. Additionally, cash flows during the quarters ended March 31, 2019 and 2018 were negatively impacted by $3.3 million and $4.4 million, respectively, in cash payments related to our restructuring activities. Working capital used $12.8 million of cash during the first quarter of 2019 compared to $12.6 million used in the first quarter of 2018.
Cash Flows from Investing Activities
Cash flows from investing activities used $7.8 million during the first quarter of 2019 compared to $5.0 million used during the first quarter of 2018. We used $8.1 million in cash for capital expenditures in the first quarter of 2019 compared to $5.2 million in the prior year period. In the first quarter of 2019 and 2018, $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenses in both periods. Capital expenditures in the first quarter of 2019 and 2018 were partially offset by $0.3 million and $0.3 million, respectively, in proceeds received from asset disposals.
Cash Flows from Financing Activities
Cash flows from financing activities used $7.1 million during the first quarter of 2019 compared to $16.9 million used in the first quarter of 2018. During the first quarter of 2019 and 2018, we used net cash of $13.3 million and $13.7 million, respectively, to repurchase 774,989 and 571,580 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report. During the first quarter of 2019, we had net borrowings of $13.0 million on our line of credit to fund domestic working capital needs. Additionally, during the first quarter of 2019, we used cash of $6.6 million to pay down the principal balance of our term loans. During the first quarter of 2018, we had net borrowings of $5.0 million from our line of credit primarily to fund domestic working capital needs, and we used cash of $6.6 million to pay down the principal balance of our term loan and used cash of $1.7 million to amend our original credit facility, as discussed in Note 8 to the consolidated financial statements contained in this report.
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
Our indebtedness at March 31, 2019 consisted of $275.6 million outstanding from the term loan under the amended Credit Facility and $44.0 million on the line of credit under the amended Credit Facility. Additionally, the Company had $0.9 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) listed as held for sale at March 31, 2019 related to the planned sales of Corrpower and Aegion South Africa.
As of March 31, 2019, we had $22.6 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $12.3 million was collateral for the benefit of certain of our insurance carriers and $10.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at March 31, 2019 and expect continued compliance for the foreseeable future.
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

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 11 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at March 31, 2019 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2019 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.
At March 31, 2019, the estimated fair value of our long-term debt was approximately $323.8 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2019 would result in a $0.8 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2019, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $5.0 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2019, there were no material foreign currency hedge instruments outstanding. See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, we implemented new controls as part of our efforts to adopt FASB ASC 842. These new controls relate to: (i) gathering, monitoring and assessing the necessary lease data; and (ii) a new third-party software as a system to capture, calculate and properly account for leases under FASB ASC 842. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Items 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2019 (1) (2)	232,134	$17.96	222,901	1,777,099
February 2019 (1) (2)	280,640	19.86	137,107	1,639,992
March 2019 (1) (2)	262,215	17.07	262,035	1,377,957
Total	774,989	$18.35	622,043
_________________________________

(1)
In December 2018, our board of directors authorized the open market repurchase of up to two million shares of our common stock beginning January 1, 2019. Any shares repurchased are pursuant to one or more 10b5-1 plans. The program expires on the earlier of the repurchase by the Company of two million shares of common stock pursuant to the program or the board of directors' termination of the program. In December 2018, we amended our senior secured credit facility, which limits the open market repurchase of our common stock to be made during 2019 to $32.0 million. We began repurchasing shares under this program in January 2019. Once repurchased, we promptly retired the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees. During the quarter ended March 31, 2019, 48,409 shares were surrendered in connection with stock swap transactions and 104,537 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retired the shares.

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

AEGION CORPORATION

Date: May 3, 2019	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Management Annual Incentive Plan, effective January 1, 2019, filed herewith. (1)

10.2	Form of Director Deferred Stock Unit Agreement for Annual Grants (for Non-Employee Directors), filed herewith. (1)

10.3	Form of Director Deferred Stock Unit Agreement for Grants in Lieu of Cash (for Non-Employee Directors), filed herewith. (1)

10.4
Form of Performance Unit Agreement, dated February 18, 2019, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.21 to the annual report filed on Form 10-K for the year ended December 31, 2018). (1)

10.5
Form of Restricted Stock Unit Agreement, dated February 18, 2019, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.22 to the annual report filed on Form 10-K for the year ended December 31, 2018). (1)

10.6
Amended and Restated Aegion Corporation 2016 Non-Employee Director Equity Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 6, 2019 in connection with the 2019 annual meeting of stockholders). (1)

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