Form 10-Q
period 2019-06-30
Aegion Corp
filed 2019-08-02
CIK 353020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

There were 30,894,387 shares of Class A common stock, $0.01 par value per share, outstanding at July 26, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$318,740	$335,030	$595,644	$659,891
Cost of revenues	251,303	263,977	479,912	527,334
Gross profit	67,437	71,053	115,732	132,557
Operating expenses	51,254	54,222	99,124	110,364
Impairment of assets held for sale	11,946	—	11,946	—
Acquisition and divestiture expenses	804	832	917	1,224
Restructuring and related charges	2,974	1,540	4,060	3,329
Operating income (loss)	459	14,459	(315)	17,640
Other income (expense):
Interest expense	(3,566)	(3,923)	(7,156)	(9,366)
Interest income	261	62	546	109
Other	(1,015)	(506)	(1,689)	(768)
Total other expense	(4,320)	(4,367)	(8,299)	(10,025)
Income (loss) before taxes on income	(3,861)	10,092	(8,614)	7,615
Taxes on income (loss)	4,286	2,894	3,524	1,893
Net income (loss)	(8,147)	7,198	(12,138)	5,722
Non-controlling interests (income) loss	(219)	723	(229)	130
Net income (loss) attributable to Aegion Corporation	$(8,366)	$7,921	$(12,367)	$5,852

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$(0.27)	$0.24	$(0.39)	$0.18
Diluted	$(0.27)	$0.24	$(0.39)	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(8,147)	$7,198	$(12,138)	$5,722
Other comprehensive income (loss):
Currency translation adjustments	1,204	(6,510)	3,066	(4,282)
Deferred gain (loss) on hedging activity, net of tax (1)	(3,553)	684	(5,699)	1,178
Pension activity, net of tax (2)	24	12	3	5
Total comprehensive income (loss)	(10,472)	1,384	(14,768)	2,623
Comprehensive (income) loss attributable to non-controlling interests	(326)	1,023	(249)	377
Comprehensive income (loss) attributable to Aegion Corporation	$(10,798)	$2,407	$(15,017)	$3,000

(1)	Amounts presented net of tax of $91 and $245 for the quarters ended June 30, 2019 and 2018, respectively, and $150 and $422 for the six months ended June 30, 2019 and 2018, respectively.

(2)	Amounts presented net of tax of $6 and $3 for the quarters ended June 30, 2019 and 2018, respectively, and $1 and $1 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$51,338	$83,527
Restricted cash	759	1,359
Receivables, net of allowances of $9,043 and $9,695, respectively	198,757	204,541
Retainage	31,441	33,572
Contract assets	56,661	62,467
Inventories	57,424	56,437
Prepaid expenses and other current assets	24,571	32,172
Assets held for sale	32,161	7,792
Total current assets	453,112	481,867
Property, plant & equipment, less accumulated depreciation	105,018	107,059
Other assets
Goodwill	256,773	260,633
Intangible assets, less accumulated amortization	111,695	119,696
Operating lease assets	69,057	—
Deferred income tax assets	1,087	1,561
Other assets	18,726	21,601
Total other assets	457,338	403,491
Total Assets	$1,015,468	$992,417

Liabilities and Equity
Current liabilities
Accounts payable	$56,535	$64,562
Accrued expenses	99,556	88,020
Contract liabilities	25,387	32,339
Current maturities of long-term debt	32,810	29,469
Liabilities held for sale	17,392	5,260
Total current liabilities	231,680	219,650
Long-term debt, less current maturities	271,832	282,003
Operating lease liabilities	53,739	—
Deferred income tax liabilities	9,281	8,361
Other non-current liabilities	14,913	12,216
Total liabilities	581,445	522,230

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 30,941,394 and 31,922,409, respectively	309	319
Additional paid-in capital	102,841	122,818
Retained earnings	367,523	379,890
Accumulated other comprehensive loss	(42,940)	(40,290)
Total stockholders’ equity	427,733	462,737
Non-controlling interests	6,290	7,450
Total equity	434,023	470,187
Total Liabilities and Equity	$1,015,468	$992,417

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except number of shares)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock - Shares
Balance, beginning of period	31,491,872	32,467,823	31,922,409	32,462,542
Issuance of common stock upon stock option exercises	—	—	52,783	—
Issuance of shares pursuant to restricted stock units	33,699	20,036	205,274	295,420
Issuance of shares pursuant to performance units	502	—	111,158	296,909
Issuance of shares pursuant to deferred stock units	68,048	16,371	77,486	20,939
Shares repurchased and retired	(652,727)	(200,592)	(1,427,716)	(772,172)
Balance, end of period	30,941,394	32,303,638	30,941,394	32,303,638

Common Stock - Amount
Balance, beginning of period	$315	$325	$319	$325
Issuance of common stock upon stock option exercises	—	—	1	—
Issuance of shares pursuant to restricted stock units	—	—	2	3
Issuance of shares pursuant to performance units	—	—	1	3
Issuance of shares pursuant to deferred stock units	1	—	1	—
Shares repurchased and retired	(7)	(2)	(15)	(8)
Balance, end of period	$309	$323	$309	$323

Additional Paid-In Capital
Balance, beginning of period	$111,597	$129,237	$122,818	$140,749
Issuance of common stock upon stock option exercises	—	—	955	—
Shares repurchased and retired	(10,973)	(4,931)	(25,156)	(18,601)
Equity-based compensation expense	2,217	2,936	4,224	5,094
Balance, end of period	$102,841	$127,242	$102,841	$127,242

Retained Earnings
Balance, beginning of period	$375,889	$384,207	$379,890	$386,008
Cumulative effect adjustment (see Revenues: Note 3)	—	—	—	268
Net income (loss) attributable to Aegion Corporation	(8,366)	7,921	(12,367)	5,852
Balance, end of period	$367,523	$392,128	$367,523	$392,128

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(40,508)	$(30,174)	$(40,290)	$(32,836)
Currency translation adjustment and derivative transactions, net	(2,432)	(5,514)	(2,650)	(2,852)
Balance, end of period	$(42,940)	$(35,688)	$(42,940)	$(35,688)

Non-Controlling Interests
Balance, beginning of period	$7,277	$11,456	$7,450	$10,810
Net income (loss)	219	(723)	229	(130)
Distributions to non-controlling interests	(1,313)	—	(1,409)	—
Currency translation adjustment, net	107	(300)	20	(247)
Balance, end of period	$6,290	$10,433	$6,290	$10,433

Total Equity
Balance, beginning of period	$454,570	$495,051	$470,187	$505,056
Cumulative effect adjustment (See Revenues: Note 3)	—	—	—	268
Net income (loss)	(8,147)	7,198	(12,138)	5,722
Issuance of common stock upon stock option exercises	—	—	956	—
Issuance of shares pursuant to restricted stock units	—	—	2	3
Issuance of shares pursuant to performance units	—	—	1	3
Issuance of shares pursuant to deferred stock units	1	—	1	—
Shares repurchased and retired	(10,980)	(4,933)	(25,171)	(18,609)
Equity-based compensation expense	2,217	2,936	4,224	5,094
Distributions to non-controlling interests	(1,313)	—	(1,409)	—
Currency translation adjustment and derivative transactions, net	(2,325)	(5,814)	(2,630)	(3,099)
Balance, end of period	$434,023	$494,438	$434,023	$494,438

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(12,138)	$5,722
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	17,615	18,777
Gain on sale of fixed assets	(584)	(239)
Equity-based compensation expense	4,224	5,094
Deferred income taxes	601	395
Non-cash restructuring charges	1,409	2,980
Impairment of assets held for sale	11,946	—
Loss on foreign currency transactions	701	824
Other	(190)	477
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	(289)	(6,007)
Inventories	(3,966)	(3,882)
Prepaid expenses and other assets	6,153	7,779
Accounts payable and accrued expenses	(5,887)	(9,960)
Contract liabilities	(5,056)	(12,616)
Other operating	(360)	853
Net cash provided by operating activities	14,179	10,197

Cash flows from investing activities:
Capital expenditures	(14,328)	(13,616)
Proceeds from sale of fixed assets	968	595
Patent expenditures	(197)	(209)
Other acquisition activity	—	(3,000)
Net cash used in investing activities	(13,557)	(16,230)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	956	—
Repurchase of common stock	(25,171)	(18,609)
Distributions to non-controlling interests	(1,409)	—
Credit facility amendment fees	—	(1,093)
Payments on notes payable, net	(179)	(22)
Proceeds from line of credit, net	7,000	9,000
Principal payments on long-term debt	(13,125)	(13,125)
Net cash used in financing activities	(31,928)	(23,849)
Effect of exchange rate changes on cash	226	(830)
Net decrease in cash, cash equivalents and restricted cash for the period	(31,080)	(30,712)
Cash, cash equivalents and restricted cash, beginning of year	84,886	108,545
Cash, cash equivalents and restricted cash, end of period	53,806	77,833
Cash, cash equivalents and restricted cash associated with assets held for sale, end of period	(1,709)	(1,641)
Cash, cash equivalents and restricted cash, end of period	$52,097	$76,192

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

During 2018, the Company’s board of directors approved additional actions with respect to the 2017 Restructuring, which included the decisions to: (i) divest the Australia and Denmark CIPP businesses; (ii) take actions to further optimize operations within North America, including measures to reduce consolidated operating costs; and (iii) divest or otherwise exit multiple additional international businesses.  During the second quarter of 2019, the Company initiated plans to exit additional international businesses.  See further discussion in Note 4.

Infrastructure Solutions Segment (“Infrastructure Solutions”)

During 2018, the Company’s board of directors approved a plan to divest the Company’s CIPP business in Australia (“Insituform Australia”).  While restructuring actions in Insituform Australia led to improvements in operating results, an assessment of the long-term fit within the Company’s portfolio led to the decision to divest the business.  Accordingly, the Company has classified Insituform Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018.  See Note 5.

During the second quarter of 2019, the Company initiated plans to sell its CIPP contracting businesses in Europe: Insituform Rioolrenovatietechnicken B.V. (“Insituform Netherlands”); Insituform Technologies Iberica SA (“Insituform Spain”); and Environmental Techniques Limited (“Environmental Techniques”).  Accordingly, the Company has classified the assets and liabilities of these businesses as held for sale on the Consolidated Balance Sheet at June 30, 2019.  See Note 5.

Corrosion Protection Segment (“Corrosion Protection”)

During the first quarter of 2019, the Company initiated plans to sell its interest in its cathodic protection materials manufacturing and production joint venture in Saudi Arabia, Corrpower International Limited (“Corrpower”), and its interest in its Titeliner® and CIPP joint venture in South Africa, Aegion South Africa Proprietary Limited (“Aegion South Africa”).  During the second quarter of 2019, the Company began negotiating with a prospective buyer for its interest in its Titeliner® joint venture in Mexico, United Pipeline de Mexico S.A. de C.V. (“United Mexico”).  Accordingly, the Company has classified the assets and liabilities of these businesses as held for sale on the Consolidated Balance Sheet at June 30, 2019.  See Note 5.

On May 4, 2018, the Company acquired the operations of Hebna Inc., Hebna Canada Inc. and Hebna Corporation (collectively “Hebna”), for a total purchase price of $6.0 million ($3.0 million was paid during the second quarter of 2018 and $3.0 million was paid during the third quarter of 2018).  The transaction was funded from a combination of domestic and international cash balances, with fifty percent (50%) of the purchase price being paid by the Company’s joint venture in Oman, in which the Company is a fifty-one percent (51%) partner.  Hebna provided pipeline lining services, including compressed-fit lining, slip-lining, liner and free-standing pipe fusing, pipeline assessment and integrity management, pipeline pigging and calibration, and roto-lining services primarily in the United States, Canada and Middle East.

2.	ACCOUNTING POLICIES

On January 1, 2019, the Company adopted FASB ASC 842, Leases (“FASB ASC 842”).  See Note 6 for further information.  Other than the adoption of FASB ASC 842, there were no material changes in accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	June 30, 2019	December 31, 2018
Currency translation adjustments	$(38,061)	$(41,107)
Derivative hedging activity	(3,984)	1,715
Pension activity	(895)	(898)
Total accumulated other comprehensive loss	$(42,940)	$(40,290)

For the Company’s international subsidiaries, the local currency is generally the functional currency.  Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates.  The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity.  A net foreign exchange transaction gain of $0.1 million and a loss of $0.5 million in the second quarters of 2019 and 2018, respectively, and losses of $0.7 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

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

Earnings per Share

Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares used for basic EPS	31,216,886	32,378,260	31,459,557	32,430,819
Effect of dilutive stock options and restricted and deferred stock unit awards	—	628,600	—	668,426
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	31,216,886	33,006,860	31,459,557	33,099,245

The Company excluded 449,156 and 498,315 restricted and deferred stock units for the quarter and six-month period ended June 30, 2019, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods.

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

Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	June 30, 2019	December 31, 2018
Cash and cash equivalents	$51,338	$83,527
Restricted cash	759	1,359
Cash, cash equivalents and restricted cash	$52,097	$84,886

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

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation.  There were no changes in the Company’s VIEs during the quarter ended June 30, 2019.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	June 30, 2019 (1)	December 31, 2018
Current assets	$26,457	$33,066
Non-current assets	7,442	6,466
Current liabilities	11,948	12,953
Non-current liabilities	6,522	8,780

(1)	Includes $12.9 million of assets and $11.3 million of liabilities classified as held for sale related to Corrpower, United Mexico and Aegion South Africa. See Note 5.

	Quarters Ended June 30,		Six Months Ended June 30,
Statement of operations data	2019	2018 (1)	2019	2018 (1)
Revenue	$7,519	$6,723	$13,444	$22,773
Gross profit	2,416	434	4,051	3,744
Net income attributable to Aegion Corporation	(652)	(1,188)	(619)	60

(1)	Includes activity from our pipe coating and insulation joint venture in Louisiana, which was sold during the third quarter of 2018.

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time.  Revenues from products and services transferred to customers over time accounted for 92.3% and 93.4% of revenues for the quarters ended June 30, 2019 and 2018, respectively, and 91.7% and 94.2% of revenues for the six months ended June 30, 2019 and 2018, respectively.  Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date.  Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice.  Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements.  Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration.  Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer.  Revenues from these types of contracts accounted for 7.7% and 6.6% of revenues for the quarters ended June 30, 2019 and 2018, respectively, and 8.3% and 5.8% for the six months ended June 30, 2019 and 2018, respectively.

On June 30, 2019, the Company had $480.9 million of remaining performance obligations from construction, engineering and installation services.  The Company estimates that approximately $436.0 million, or 90.7%, of the remaining performance obligations at June 30, 2019 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended June 30, 2019				Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$110,957	$43,326	$85,704	$239,987	$117,580	$58,210	$77,909	$253,699
Canada	18,934	14,458	—	33,392	15,607	14,819	—	30,426
Europe	12,888	4,493	—	17,381	12,996	2,850	—	15,846
Other foreign	12,661	15,319	—	27,980	14,549	20,510	—	35,059
Total revenues	$155,440	$77,596	$85,704	$318,740	$160,732	$96,389	$77,909	$335,030

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$208,848	$73,347	$166,567	$448,762	$211,425	$108,568	$170,238	$490,231
Canada	29,545	27,915	—	57,460	27,876	31,389	—	59,265
Europe	25,413	7,971	—	33,384	26,140	5,715	—	31,855
Other foreign	23,177	32,861	—	56,038	29,718	48,822	—	78,540
Total revenues	$286,983	$142,094	$166,567	$595,644	$295,159	$194,494	$170,238	$659,891

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended June 30, 2019				Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$136,212	$53,055	$1,291	$190,558	$149,532	$63,982	$5,967	$219,481
Time and materials	—	17,283	84,413	101,696	—	21,441	71,942	93,383
Product sales	19,184	7,258	—	26,442	11,187	10,966	—	22,153
License fees	44	—	—	44	13	—	—	13
Total revenues	$155,440	$77,596	$85,704	$318,740	$160,732	$96,389	$77,909	$335,030

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$255,127	$95,628	$2,210	$352,965	$274,794	$141,883	$11,724	$428,401
Time and materials	—	32,259	164,357	196,616	—	34,549	158,514	193,063
Product sales	31,662	14,207	—	45,869	20,332	18,062	—	38,394
License fees	194	—	—	194	33	—	—	33
Total revenues	$286,983	$142,094	$166,567	$595,644	$295,159	$194,494	$170,238	$659,891

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

Net contract assets (liabilities) consisted of the following (in thousands):

	June 30, 2019(1)	December 31, 2018(2)
Contract assets – current	$56,661	$62,467
Contract liabilities – current	(25,387)	(32,339)
Net contract assets	$31,274	$30,128

(1)	Amounts exclude contract assets of $8.3 million and contract liabilities of $2.1 million that were classified as held for sale at June 30, 2019 (see Note 5).

(2)	Amounts exclude contract assets of $1.8 million and contract liabilities of less than $0.1 million that were classified as held for sale at December 31, 2018 (see Note 5).

Substantially all of the $32.3 million and $51.6 million contract liabilities balances at December 31, 2018 and December 31, 2017, respectively, were recognized in revenues during the first six months of 2019 and 2018, respectively.

Impairment losses recognized on receivables and contract assets were not material during the first six months of 2019 and 2018.

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

During 2018 and the first quarter of 2019, the Company’s board of directors approved additional actions with respect to the 2017 Restructuring, which included the decisions to: (i) divest the Australia and Denmark CIPP businesses; (ii) take actions to further optimize operations within North America, including measures to reduce consolidated operating costs; and (iii) divest or otherwise exit multiple additional international businesses, including: (a) the Company’s cathodic protection installation activities in the Middle East, including Corrpower; (b) United Pipeline de Mexico S.A. de C.V., the Company’s Tite Liner® joint venture in Mexico; (c) the Company’s Tite Liner® businesses in Brazil and Argentina; (d) Aegion South Africa; and (e) the Company’s CIPP contract installation operations in England.  During the second quarter of 2019, as part of the 2017 Restructuring, the Company initiated plans to exit additional international businesses, including Insituform Netherlands, Insituform Spain and Environmental Techniques.

Total pre-tax 2017 Restructuring and related impairment charges since inception were $149.0 million ($135.9 million post-tax) and consisted of cash charges totaling $34.3 million and non-cash charges totaling $114.7 million.  Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above.  Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $28.4 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, as well as net losses on the disposal of both domestic and international entities.  The Company reduced headcount by approximately 480 employees as a result of these actions.

The Company expects to incur additional cash charges of less than $5 million related to the 2017 Restructuring.  Also, the Company could incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.  The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but will also include certain charges in Energy Services and Corporate to a lesser extent.  The Company expects to reduce headcount by an additional 30 employees as a result of these further actions.

During the quarters and six months ended June 30, 2019 and 2018, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Quarter Ended June 30, 2019					Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Corporate	Total
Severance and benefit related costs	$551	$1,575	$6	$—	$2,132	$1,001	$196	$—	$1,197
Contract termination costs	(92)	790	—	—	698	309	—	—	309
Relocation and other moving costs	—	144	—	—	144	34	—	—	34
Other restructuring costs (1)	1,696	940	—	906	3,542	1,186	139	48	1,373
Total pre-tax restructuring charges	$2,155	$3,449	$6	$906	$6,516	$2,530	$335	$48	$2,913

(1)	For the quarter ended June 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East and other cost savings initiatives. For the quarter ended June 30, 2018, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting non-pipe-related applications for the Tyfo® systems in North America and right-sizing the CIPP operations in Australia and Denmark.

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Corporate	Total
Severance and benefit related costs	$833	$1,745	$40	$9	$2,627	$1,781	$317	$170	$2,268
Contract termination costs	333	807	—	98	1,238	837	—	150	987
Relocation and other moving costs	51	144	—	—	195	74	—	—	74
Other restructuring costs (1)	3,440	729	—	1,153	5,322	3,054	1,483	291	4,828
Total pre-tax restructuring charges	$4,657	$3,425	$40	$1,260	$9,382	$5,746	$1,800	$611	$8,157

(1)	For the six months ended June 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East and other cost savings initiatives. For the six months ended June 30, 2018, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting non-pipe-related applications for the Tyfo® systems in North America and right-sizing the CIPP operations in Australia and Denmark.

2017 Restructuring costs related to severance, other termination benefit costs and early contract termination costs were $3.0 million and $1.5 million for the quarters ended June 30, 2019 and 2018, respectively, and $4.1 and $3.3 million for the six months ended June 30, 2019 and 2018, respectively, are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the 2017 Restructuring recognized in the quarters and six months ended June 30, 2019 and 2018 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended June 30, 2019					Quarter Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Corporate	Total (2)
Cost of revenues	$(67)	$463	$—	$—	$396	$—	$—	$—	$—
Operating expenses	976	331	—	898	2,205	1,186	139	48	1,373
Restructuring and related charges	459	2,509	6	—	2,974	1,344	196	—	1,540
Other expense	787	146	—	8	941	—	—	—	—
Total pre-tax restructuring charges	$2,155	$3,449	$6	$906	$6,516	$2,530	$335	$48	$2,913

(1)	Total pre-tax restructuring charges for the quarter ended June 30, 2019, include cash charges of $5.4 million and non-cash charges of $1.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the quarter ended June 30, 2018, include cash charges of $2.3 million and non-cash charges of $0.6 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Corporate	Total (2)
Cost of revenues	$(92)	$562	$—	$—	$470	$—	$—	$—	$—
Operating expenses	2,322	268	—	1,145	3,735	3,054	1,483	291	4,828
Restructuring and related charges	1,217	2,696	40	107	4,060	2,692	317	320	3,329
Other expense	1,210	(101)	—	8	1,117	—	—	—	—
Total pre-tax restructuring charges	$4,657	$3,425	$40	$1,260	$9,382	$5,746	$1,800	$611	$8,157

(1)	Total pre-tax restructuring charges include cash charges of $8.5 million and non-cash charges of $0.9 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges include cash charges of $5.2 million and non-cash charges of $3.0 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize the 2017 Restructuring activity during the first six months of 2019 and 2018 (in thousands):

				Utilized in 2019
	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2019
Severance and benefit related costs	$1,742	$2,627	$(10)	$1,860	$—	$2,499
Contract termination costs	359	1,238	(13)	606	—	978
Relocation and other moving costs	—	195	(1)	26	—	168
Other restructuring costs	311	5,322	(3)	3,450	1,409	771
Total pre-tax restructuring charges	$2,412	$9,382	$(27)	$5,942	$1,409	$4,416

(1)	Refers to cash utilized to settle charges during the first six months of 2019.

				Utilized in 2018
	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2018
Severance and benefit related costs	$3,864	$2,268	$(9)	$2,993	$—	$3,130
Contract termination costs	650	987	(9)	1,041	—	587
Relocation and other moving costs	—	74	—	74	—	—
Other restructuring costs	675	4,828	—	2,373	2,980	150
Total pre-tax restructuring charges	$5,189	$8,157	$(18)	$6,481	$2,980	$3,867

(1)	Refers to cash utilized to settle charges during the first six months of 2018.

5.	ASSETS AND LIABILITIES HELD FOR SALE

During the first half of 2019, the Company initiated plans to sell several entities as part of its ongoing strategic actions intended to generate more predictable and sustainable long-term earnings growth.  Within Infrastructure Solutions, the Company plans to divest its CIPP contracting businesses in Europe: Insituform Netherlands, Insituform Spain and Environmental Techniques.  Within Corrosion Protection, the Company plans to divest its interests in Corrpower, Aegion South Africa and United Mexico.  The Company is currently in various stages of discussions with third parties for each of the entities and believes that it is probable that a sale of each entity will occur in the second half of 2019.

During 2018, the Company’s board of directors approved a plan to divest the assets and liabilities of Insituform Australia.  During the second quarter of 2019, the Company ended its negotiations with a potential third-party acquirer and began discussions with another third party.  Because of these new negotiations, management believes that it is probable that a sale will occur in the second half of 2019.

The relevant asset and liability balances at June 30, 2019 and December 31, 2018 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell.  Based on management’s current expectation of fair value less cost to sell, the Company recorded an impairment of assets held for sale of $11.9 million in the Consolidated Statement of Operations during the quarter ended June 30, 2019.  Impairment charges of $5.1 million and $3.9 million were recorded for Insituform Australia and Insituform Netherlands, respectively, which are reported within the Infrastructure Solutions reportable segment, and $1.1 million and $1.8 million were recorded for Corrpower and United Mexico, respectively, which are reported within the Corrosion Protection reportable segment.  In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur additional impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	June 30, 2019(1)	December 31, 2018(2)
Assets held for sale:
Current assets
Cash and cash equivalents	$1,330	$—
Restricted cash	379	—
Receivables, net	9,888	1,309
Retainage	623	15
Contract assets	8,301	1,777
Inventories	5,136	2,123
Prepaid expenses and other current assets	2,264	300
Total current assets	27,921	5,524
Property, plant & equipment, less accumulated depreciation	8,823	2,268
Goodwill	4,224	—
Intangible assets, less accumulated amortization	1,470	—
Operating lease assets	769	—
Deferred income tax assets	730
Other assets	170	—
Impairment of assets held for sale	(11,946)	—
Total assets held for sale	$32,161	$7,792

Liabilities held for sale:
Current liabilities
Accounts payable	$5,779	$1,331
Accrued expenses	7,971	3,891
Contract liabilities	2,081	38
Current maturities of long-term debt	864	—
Total current liabilities	16,695	5,260
Operating lease liabilities	357	—
Other non-current liabilities	340	—
Total liabilities held for sale	$17,392	$5,260

(1)	Includes Insituform Australia, Insituform Netherlands, Insituform Spain, Environmental Techniques, Corrpower, Aegion South Africa and United Mexico.
(2)	Includes Insituform Australia.

6.	LEASES

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

The following table presents the components of lease expense (in thousands):

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,938	$11,390
Short-term lease cost	5,482	12,721
Total lease cost	$11,420	$24,111

Supplemental cash flow information related to leases was as follows (in thousands):

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,982	$11,444

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,706	$7,832

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019(1)
Operating leases:
Operating lease assets	$69,057

Accrued expenses	$15,361
Other liabilities	53,739
Total operating lease liabilities	$69,100

Weighted-average remaining lease term (in years)	5.62
Weighted-average discount rate	6.28%

(1)	Amounts exclude operating lease assets of $0.8 million, accrued expenses of $0.9 million, and other liabilities of $0.4 million that were classified as held for sale at June 30, 2019 (see Note 5).

Operating lease liabilities under non-cancellable leases were as follows (in thousands):

June 30, 2019
Six months ended December 31, 2019	$9,874
2020	17,165
2021	14,571
2022	11,530
2023	9,216
Thereafter	19,235
Total undiscounted operating lease liability	81,591
Less: Imputed interest	(12,491)
Total discounted operating lease liability	$69,100

Minimum rental commitments under non-cancellable leases as of December 31, 2018 for years 2019 through 2023 were $19.8 million, $15.1 million, $11.5 million, $8.1 million and $5.4 million, respectively, and $7.2 million thereafter.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2018
Goodwill, gross	$244,521	$76,383	$81,504	$402,408
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	181,673	30,983	47,977	260,633
2019 Activity:
Foreign currency translation	(17)	381	—	364
Reclassification to assets held for sale (1)	(4,224)	—	—	(4,224)
Balance, June 30, 2019
Goodwill, gross	240,280	76,764	81,504	398,548
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	$177,432	$31,364	$47,977	$256,773

(1)	During the second quarter of 2019, the Company classified certain assets of its CIPP contracting operation in Europe as held for sale. See Note 5.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2019				December 31, 2018
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	2.5	$3,894	$(3,778)	$116	$3,894	$(3,716)	$178
Leases	1.5	864	(733)	131	864	(689)	175
Trademarks	10.5	15,673	(6,557)	9,116	15,751	(6,202)	9,549
Non-competes	3.9	2,537	(1,364)	1,173	2,529	(1,229)	1,300
Customer relationships	8	157,803	(71,589)	86,214	159,719	(66,753)	92,966
Patents and acquired technology	8.3	38,886	(23,941)	14,945	38,338	(22,810)	15,528
Total intangible assets	—	$219,657	$(107,962)	$111,695	$221,095	$(101,399)	$119,696

Amortization expense was $3.4 million and $3.5 million for the quarters ended June 30, 2019 and 2018, respectively, and $6.9 million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively.  Estimated amortization expense by year is as follows (in thousands):

2019	$13,747
2020	13,631
2021	13,451
2022	13,406
2023	13,406

8.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term note, due February 27, 2023, annualized rates of 4.38% and 4.59%, respectively	$269,063	$282,188
Line of credit, 4.40% and 4.45%, respectively	38,000	31,000
Other notes with interest rates from 3.3% to 7.8%	—	1,031
Subtotal	307,063	314,219
Less – Current maturities of long-term debt	32,810	29,469
Less – Unamortized loan costs	2,421	2,747
Total	$271,832	$282,003

In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks.  In February 2018 and December 2018, the Company amended this facility (the “amended Credit Facility”).  The amended Credit Facility consists of a $275.0 million 5-year revolving line of credit and a $308.4 million 5-year term loan facility, each with a maturity date in February 2023.

In 2018, the Company paid expenses of $2.5 million associated with the amended Credit Facility, $0.9 million related to up-front lending fees and $1.6 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations during the first six months of 2018.  In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations during the first six months of 2018.

Generally, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio.  The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio.  The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2019 was approximately 4.38%.

The Company’s indebtedness at June 30, 2019 consisted of $269.1 million outstanding from the term loan under the amended Credit Facility and $38.0 million on the line of credit under the amended Credit Facility.  Additionally, the Company had $0.9 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) listed as held for sale at June 30, 2019 related to the planned sales of Corrpower and Aegion South Africa.  During the first six months of 2019, the Company had net borrowings of $7.0 million on the line of credit for domestic working capital needs.

As of June 30, 2019, the Company had $23.6 million in letters of credit issued and outstanding under the amended Credit Facility.  Of such amount, $12.3 million was collateral for the benefit of certain of our insurance carriers and $11.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2018 consisted of $282.2 million outstanding from the term loan under the amended Credit Facility, $31.0 million on the line of credit under the amended Credit Facility and $1.0 million of third-party notes and bank debt.

At June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s long-term debt was approximately $315.8 million and $307.7 million, respectively.  Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 2 inputs as defined in Note 13.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020.  The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility.  The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount.  The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility.  After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of June 30, 2019 was approximately 3.68%.  This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.  See Note 13.

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

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio.  Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.75 to 1.00.  At June 30, 2019, the Company’s consolidated financial leverage ratio was 3.15 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $60.8 million of additional debt.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00.  At June 30, 2019, the Company’s fixed charge ratio was 1.34 to 1.00.

At June 30, 2019, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

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

During the first six months of 2019, the Company acquired 1,274,086 shares of the Company’s common stock for $22.0 million ($17.28 average price per share) through the open market repurchase program discussed above, 153,630 shares of the Company’s common stock for $3.1 million ($20.48 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units, and 48,409 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options.  Once repurchased, the Company immediately retired all such shares.

During the first six months of 2018, the Company acquired 548,198 shares of the Company’s common stock for $13.2 million ($24.07 average price per share) through the open market repurchase program discussed above and 223,974 shares of the Company’s common stock for $5.4 million ($24.14 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units.  Once repurchased, the Company immediately retired all such shares.  The Company did not acquire any of the Company’s common stock in connection with “net, net” exercises of employee stock options during the first six months of 2018.

Equity-Based Compensation Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”).  In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan.  The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights.  The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards.  As of June 30, 2019, 1,948,756 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan.  In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan.  The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units.  The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan.  As of June 30, 2019, 326,533 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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

A summary of the stock award activity is as follows:

	Six Months Ended June 30, 2019
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	1,143,205	$23.26
Restricted stock units awarded	297,865	20.10
Performance stock units awarded	146,367	22.78
Restricted stock units distributed	(205,274)	18.49
Performance stock units distributed	(111,155)	25.85
Restricted stock units forfeited	(20,871)	23.35
Performance stock units forfeited	(44,567)	25.98
Outstanding at June 30, 2019	1,205,570	$22.89

Expense associated with stock awards was $2.0 million for each of the quarters ended June 30, 2019 and 2018, and $4.0 and $4.1 million for the six months ended June 30, 2019 and 2018, respectively.  Unrecognized pre-tax expense of $14.6 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.10 years for awards outstanding at June 30, 2019.

Deferred Stock Unit Awards

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date.  Historically, awards were fully vested, and fully expensed, on the date of grant.  Beginning in April 2019, as a result of the amendment and restatement of the 2016 Director Plan discussed above, the expense related to the issuance of deferred stock units is based on the award date fair value and charged to expense ratably through the requisite service period, which is generally 1 year.  The forfeiture of unvested deferred stock units causes the reversal of all previous expense to be recorded as a reduction of current period expense.

A summary of deferred stock unit activity is as follows:

	Six Months Ended June 30, 2019
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	287,350	$20.80
Awarded	45,047	19.67
Distributed	(77,486)	20.39
Outstanding at June 30, 2019	254,911	$20.73

Expense associated with deferred stock unit awards was $0.2 million and $0.9 million for the quarters ended June 30, 2019 and 2018, respectively, and $0.2 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

Stock Options

Stock options on the Company’s common stock were previously awarded from time to time to executive officers and certain key employees of the Company.  Stock options granted generally had a term of 7 to 10 years and an exercise price equal to the market value of the underlying common stock on the date of grant.  There were 52,783 stock options exercised during the six months ended June 30, 2019 with a weighted average exercise price of $18.11 per share.  There were no stock options outstanding at June 30, 2019.

10.	TAXES ON INCOME

The Company’s effective tax rate in the quarter and six-month period ended June 30, 2019 was (111.0)% and (40.9)%, respectively.  The effective rates for both periods were negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

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

Purchase Commitments

The Company had no material purchase commitments at June 30, 2019.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety.  As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2019 on its Consolidated Balance Sheet.

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

In 2019, the Company began reporting Corporate expenses separately rather than allocating those costs to the operating segments.  The reported information for the quarter and six months ended June 30, 2018 has been revised to conform to the current period presentation.

Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Infrastructure Solutions	$155,439	$160,732	$286,982	$295,159
Corrosion Protection	77,597	96,389	142,095	194,494
Energy Services	85,704	77,909	166,567	170,238
Total revenues	$318,740	$335,030	$595,644	$659,891

Gross profit:
Infrastructure Solutions	$38,871	$35,949	$65,458	$62,658
Corrosion Protection	16,692	24,537	29,564	48,113
Energy Services	11,874	10,567	20,710	21,786
Total gross profit	$67,437	$71,053	$115,732	$132,557

Operating income (loss):
Infrastructure Solutions (1)	$9,120	$12,916	$14,835	$16,153
Corrosion Protection (2)	(3,863)	6,953	(5,623)	11,915
Energy Services	4,107	2,498	5,222	5,625
Corporate (3)	(8,905)	(7,908)	(14,749)	(16,053)
Total operating income (loss)	459	14,459	(315)	17,640
Other income (expense):
Interest expense	(3,566)	(3,923)	(7,156)	(9,366)
Interest income	261	62	546	109
Other (4)	(1,015)	(506)	(1,689)	(768)
Total other expense	(4,320)	(4,367)	(8,299)	(10,025)
Income (loss) before taxes on income	$(3,861)	$10,092	$(8,614)	$7,615

(1)

Operating income in the second quarter of 2019 and 2018 includes $1.4  million and $2.5 million, respectively, of 2017 Restructuring charges and $0.4 million and $0.2 million, respectively, of costs primarily related to the planned divestiture of certain international operations (see note 4). Operating income in the first six months of 2019 and 2018 includes $3.4 million and $5.7 million, respectively, of 2017 Restructuring charges and $0.5 million and $0.2 million, respectively, of divestiture costs.  Additionally, operating income in the second quarter and first six months of 2019 includes $9.0 million of impairment charges to assets held for sale (see Note 5).

(2)

Operating income (loss) in the second quarter of 2019 and 2018 includes $3.3 million and $0.3 million, respectively, of 2017 Restructuring charges and less than $0.1 million and $0.1 million, respectively, of costs primarily related to the planned divestiture of certain international operations (see Note 4).  Operating income (loss) in the first six months of 2019 and 2018 includes $3.5 million and $1.8 million, respectively, of 2017 restructuring charges, and less than $0.1 million and $0.2 million, respectively, of costs primarily related to the planned divestiture of certain international operations. Additionally, operating income in the second quarter and first six months of 2019 includes $2.9 million of impairment charges to assets held for sale (see Note 5).

(3)

Operating loss in the second quarter of 2019 and 2018 includes $0.9 and less than $0.1 million, respectively, of 2017 Restructuring charges, and $0.4 million and $0.5 million, respectively of costs primarily related to the planned divestiture of certain international operations (see Note 4).  Operating loss in the first six months of 2019 and 2018 includes $1.3 million and $0.6 million, respectively, of 2017 Restructuring charges and $0.4 million and $0.8 million, respectively of divestiture costs.

(4)	Other expense in the second quarter and first six months of 2019 includes $0.9 million and $1.1 million, respectively, of 2017 Restructuring charges (see Note 4).

The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues: (1)
United States	$239,987	$253,699	$448,762	$490,231
Canada	33,392	30,426	57,460	59,265
Europe	17,381	15,846	33,384	31,855
Other foreign	27,980	35,059	56,038	78,540
Total revenues	$318,740	$335,030	$595,644	$659,891

Gross profit: (1)
United States	$50,792	$58,599	$82,619	$108,162
Canada	5,028	5,454	8,482	10,229
Europe	3,311	1,401	6,830	2,535
Other foreign	8,306	5,599	17,801	11,631
Total gross profit	$67,437	$71,053	$115,732	$132,557

(1)	Revenues and gross profit are attributed to the country of origin

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes.  From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions.  For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge.  All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance.  At June 30, 2019, the Company’s cash flow hedges were in a net deferred loss position of $4.1 million compared to a net deferred gain position of $1.8 million at December 31, 2018.  The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position.  The Company presents derivative instruments in the consolidated financial statements on a gross basis.  Deferred gains and losses were recorded in other non-current assets and other non-current liabilities, respectively, and other comprehensive income on the Consolidated Balance Sheets.  The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars.  The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities.  During the first six months of 2019 and 2018, a loss of $0.3 million each, was recorded upon settlement of foreign currency forward exchange contracts.  Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.

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

The following table summarizes the Company’s derivative positions at June 30, 2019:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
USD/British Pound	Sell	£2,670,000	0.3	0.9
EURO/British Pound	Sell	£3,573,000	0.3	0.78
Interest Rate Swap	—	$201,796,875	3.5	—

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$785	$3,648
	Total Assets	$785	$3,648

Interest Rate Swaps	Other non-current liabilities	$4,871	$1,885
	Total Liabilities	$4,871	$1,885

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$—
	Total Assets	$—	$—

Forward Currency Contracts	Accrued expenses	$41	$44
	Total Liabilities	$41	$44

	Total Derivative Assets	$785	$3,648
	Total Derivative Liabilities	4,912	1,929
	Total Net Derivative Asset (Liability)	$(4,127)	$1,719

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

The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended June 30, 2019.  Certain financial instruments are required to be recorded at fair value.  Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows.  Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

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

In 2019, we began reporting Corporate expenses separately rather than allocating those costs to the operating segments.  The reported information for the quarter and six months ended June 30, 2018 has been revised to conform to the current period presentation.

Our Long-Term Strategy

We are committed to being a valued partner to our customers, with a constant focus on expanding those relationships by solving complex infrastructure problems, enhancing our capabilities and improving execution while also developing or acquiring innovative technologies and comprehensive services.  We are pursuing three key strategic initiatives:

Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend.  While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment.  We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our CIPP technology, the largest contributor to Aegion’s consolidated revenues.  We have a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines.  The focus today is growing our presence in the rehabilitation of pressure pipelines through both internal development and acquisitions.  Our pressure pipe portfolio includes Fusible PVC®, InsituMain® CIPP, Tyfo® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene (“HDPE”) systems.  As part of our pressure pipe strategy, we have continued to invest in the development of a mechanical services reinstatement for pressure pipe lateral connections.  We believe this new technology will allow Aegion to become a leading provider in the North American pressure pipe rehabilitation market, with the offering being ready for commercialization during the second half of 2019.  Our international strategy is to use a blend of third-party product sales as well as FRP contract installation operations in select markets.  A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.

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

Business Outlook

We believe a positive commercial outlook and the progress made over the last several years to simplify and position the Company in markets with favorable scale and earnings profiles will lead to modest earnings growth in 2019, despite a projected decline in consolidated revenues due to the lack of large project contributions during the year.  Longer term, we believe our core businesses can generate annual revenue growth in the low to mid-single digit range, which should result in double-digit annual earnings per share growth.

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

Energy Services

We expect Energy Services to continue to build on the momentum achieved in 2018 and the first half of 2019.  The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead outsourced provider of maintenance services at refineries on the United States West Coast.  We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround service, electrical and instrumentation maintenance, scaffolding services and small capital construction activities.

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

We divested our Bayou and Denmark CIPP businesses in 2018.  Discussions are underway with a prospective buyer for the sale of the Australia CIPP business and we believe that it is probable that a sale will occur in the second half of 2019.  During the first quarter of 2019, we also initiated plans to sell our cathodic protection joint venture in Saudi Arabia, Corrpower International Limited (“Corrpower”), and our Tite Liner® and CIPP joint venture in South Africa, Aegion South Africa Proprietary Limited (“Aegion South Africa”).  During the second quarter of 2019, we initiated plans to exit additional international businesses, including our remaining CIPP contracting businesses in Europe: Insituform Rioolrenovatietechnicken B.V. (“Insituform Netherlands”); Insituform Technologies Iberica SA (“Insituform Spain”); and Environmental Techniques Limited (“Environmental Techniques”).  Planned divestitures and exits of all international businesses are expected to be substantially complete by December 31, 2019.

Total pre-tax 2017 Restructuring charges recorded during the first six months of 2019 were $9.4 million ($10.0 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination and other restructuring costs associated with the restructuring efforts described above.  Total pre-tax 2017 Restructuring and related impairment charges since inception were $149.0 million ($135.9 million post-tax), including cash charges of $34.3 million and non-cash charges of $114.7 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America.

We expect to incur additional cash charges of less than $5 million related to the 2017 Restructuring.  We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.  The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but will also include certain charges in Energy Services and Corporate to a lesser extent.  We expect to reduce headcount by an additional 30 employees as a result of these further actions.

See Note 4 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.

Divestitures – Planned and Completed

Through our restructuring efforts to exit higher risk, low return markets and streamline our operations, we have divested, or planned to divest, certain businesses in our Infrastructure Solutions and Corrosion Protection segments during 2019 and 2018:

i.

During the first quarter of 2019, we entered into discussions with prospective buyers regarding the sale of our interests in Corrpower and Aegion South Africa.  During the second quarter of 2019, we initiated plans to sell our interests in United Mexico, Insituform Netherlands, Insituform Spain and Environmental Techniques.  We currently believe it is probable that sales will occur in the second half of 2019.

ii.

During the third quarter of 2018, we sold substantially all of the fixed assets and inventory from our CIPP operations in Denmark.  In connection with the sale, we entered into a five-year exclusive tube-supply agreement whereby the buyers will exclusively purchase our Insituform® CIPP liners.  The buyers will also be entitled to use the Insituform® trade name based on a trademark license granted for the same five-year time period.

iii.

During the third quarter of 2018, we sold substantially all of the assets of Bayou and our ownership interest in Bayou Wasco Insulation LLC, which collectively had been held for sale as part of the 2017 Restructuring and reflected our desire to reduce further our exposure in the North American upstream oil and gas markets.

iv.

During the second quarter of 2018, our board of directors approved plans to divest the assets and liabilities of our CIPP operations in Australia (“Insituform Australia”).  During the second quarter of 2019, we ended our negotiations with a potential third-party acquirer and began discussions with another third party.  Because of these new negotiations, we believe that it is probable that we will close a transaction in the second half of 2019.

See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2019 and 2018

Significant Events

2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $9.4 million ($10.0 million post-tax) and $8.2 million ($7.1 million post-tax) during the first six months of 2019 and 2018, respectively.  Restructuring charges primarily impacted the Infrastructure Solutions and Corrosion Protection reportable segments.  See Note 4 to the consolidated financial statements contained in this Report.

Impairment of Assets Held for Sale – During the second quarter of 2019, we recorded a loss on assets held for sale of $11.9 million based on our current expectation of fair value less cost to sell.  Charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments.

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $0.9 million ($0.8 million post-tax) and $1.2 million ($0.9 million post-tax) during the first six months of 2019 and 2018, respectively, related primarily to the planned divestitures of Insituform Australia, Insituform Netherlands, Insituform Spain, Environmental Techniques, Corrpower, Aegion South Africa and United Mexico in 2019 and the Bayou divestiture and Hebna acquisition in 2018.  Expenses primarily impacted the Infrastructure Solutions and Corrosion Protection reportable segments.

Warranty Reserve – In the first quarter of 2019, we recorded a pre-tax estimated project warranty reserve of $4.4 million ($3.3 million post-tax) related to a CIPP wastewater project in our North American operation of Infrastructure Solutions.  The project was originally awarded in 2016 and construction was substantially completed during 2017.  Recent inspections of the installed liners revealed structural failures due to extreme environmental conditions at the time of the installation.  Replacement work is being performed during 2019 to remediate the warranty issues.

Consolidated Operating Results

Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$318,740	$335,030	$(16,290)	(4.9)%
Gross profit	67,437	71,053	(3,616)	(5.1)%
Gross profit margin	21.2%	21.2%	N/A	—bp
Operating expenses	51,254	54,222	(2,968)	(5.5)%
Impairment of assets held for sale	11,946	—	11,946	N/M
Acquisition and divestiture expenses	804	832	(28)	(3.4)%
Restructuring and related charges	2,974	1,540	1,434	93.1%
Operating income	459	14,459	(14,000)	(96.8)%
Operating margin	0.1%	4.3%	N/A	(420)bp
Net income (loss) attributable to Aegion Corporation	(8,366)	7,921	(16,287)	(205.6)%

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$595,644	$659,891	$(64,247)	(9.7)%
Gross profit	115,732	132,557	(16,825)	(12.7)%
Gross profit margin	19.4%	20.1%	N/A	(70)bp
Operating expenses	99,124	110,364	(11,240)	(10.2)%
Impairment of assets held for sale	11,946	—	11,946	N/M
Acquisition and divestiture expenses	917	1,224	(307)	(25.1)%
Restructuring and related charges	4,060	3,329	731	22.0%
Operating income (loss)	(315)	17,640	(17,955)	(101.8)%
Operating margin	(0.1)%	2.7%	N/A	(280)bp
Net income (loss) attributable to Aegion Corporation	(12,367)	5,852	(18,219)	(311.3)%

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $16.3 million, or 4.9%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease in revenues was due to an $18.8 million decrease in Corrosion Protection primarily from the sale of our pipe coating and insulation operation in 2018 and lower revenues in our Middle East coating services operation, and a $5.3 million decrease in Infrastructure Solutions primarily due to decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of the 2017 Restructuring.  Partially offsetting these decreases was a $7.8 million increase in Energy Services due to an increase in maintenance services activities.

Revenues decreased $64.2 million, or 9.7%, in the first six months of 2019 compared to the first six months of 2018.  The decrease in revenues was primarily due to a $52.4 million decrease in Corrosion Protection, driven by the sale of our pipe coating and insulation operation in 2018 and lower revenues in our Middle East coating services operation, an $8.2 million decrease in Infrastructure Solutions from decreased international revenues from our CIPP contracting installation services operations as discussed above, and a $3.7 million decrease in Energy Services mainly due to a decrease in turnaround and construction services activities.

Gross Profit and Gross Profit Margin

Gross profit decreased $3.6 million, or 5.1%, in the second quarter of 2019 compared to the second quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.4 million in the second quarter of 2019.  Excluding restructuring charges, gross profit decreased $3.2 million, or 4.5%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease in gross profit was due to a $7.8 million decrease in Corrosion Protection primarily from lost gross profit related to our divested pipe coating and insulation operation and lower gross margins associated with our Middle East coating services operation as larger projects were completed in the prior year.  Partially offsetting this decrease was: (i) a $2.9 million increase in Infrastructure Solutions primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and loss avoidance from the divestiture of the Denmark CIPP operation in 2018; and (ii) a $1.3 million increase in Energy Services mainly due to higher revenues associated with maintenance service activities and an improved mix of higher margin services.

Gross profit margin remained consistent at 21.2% in the second quarters of 2019 and 2018, but for offsetting factors.  Infrastructure Solutions gross profit margin improved 260 basis points due to productivity improvements in North American CIPP contracting activity and loss avoidance from Denmark noted above.  Offsetting this improvement was a 400 basis point decrease in gross profit margin in Corrosion Protection primarily from lower gross margins associated with our Middle East coating services operation.

Gross profit decreased $16.8 million, or 12.7%, and gross profit margin declined 70 basis points in the first six months of 2019 compared to the first six months of 2018.  During the first six-months of 2019, we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions and $0.5 million of restructuring charges.  Excluding warranty costs and restructuring charges, gross profit decreased $11.9 million, or 9.0%, but gross profit margin improved 20 basis points in the first half of 2019 compared to the same period in the prior year.  The decrease in gross profit was due to: (i) an $18.0 million decrease in Corrosion Protection driven by decreased gross profit from our divested pipe coating and insulation operation and lower gross profit from our Middle East coating services operation; and (ii) a $1.1 million decrease in Energy Services primarily from a lower mix of higher-margin turnaround projects and lower revenues from decreased construction activities.  Offsetting the decreases was a $7.1 million increase in Infrastructure Solutions primarily due to greater execution efficiencies related to CIPP contracting installation services activity in our North American operation and loss avoidance due to the divestiture of Denmark in 2018.  Gross profit margin increased primarily due to the improvements noted in Infrastructure Solutions.

Operating Expenses

Operating expenses decreased $3.0 million, or 5.5%, in the second quarter of 2019 compared to the second quarter of 2018.  As part of our restructuring efforts, we recognized charges of $2.2 million and $1.4 million in the second quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $3.8 million, or 7.2%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease in operating expenses was due to: (i) a $2.4 million decrease in Corrosion Protection primarily due to our divested pipe coating and insulation operation and cost savings achieved in connection with our 2017 Restructuring actions; and (ii) a $1.4 million decrease in Infrastructure Solutions primarily from exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America in connection with our 2017 Restructuring actions.

Operating expenses as a percentage of revenues were 16.1% in the second quarter of 2019 compared to 16.2% in the second quarter of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 15.4% in the second quarter of 2019 compared to 15.8% in the second quarter of 2018.

Operating expenses decreased $11.2 million, or 10.2%, in the first six months of 2019 compared to the first six months of 2018.  As part of our restructuring efforts, we recognized charges of $3.7 million and $4.8 million in the first six months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $10.1 million, or 9.6%, in the first six months of 2019 compared to the same period in the prior year.  The decrease in operating expenses was mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2019 compared to the second quarter of 2018.  Additionally, Corporate expenses were reduced by $1.5 million from decreased spending and other cost reduction initiatives and lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs.

Operating expenses as a percentage of revenues were 16.6% in the first six months of 2019 compared to 16.7% in the first six months of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 16.0% in both periods.

Consolidated Net Income (Loss)

Consolidated net loss was $8.4 million in the second quarter of 2019 compared to income of $7.9 million in the second quarter of 2018.

Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $6.5 million and $2.9 million in the second quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture expenses of $0.8 million in each of the second quarters of 2019 and 2018; (iii) impairment charges of $11.9 million related to assets held for sale in the second quarter of 2019; and (iv) a $2.1 million charge in the second quarter of 2019 for foreign withholding taxes on the repatriation of foreign earnings.

Excluding the after-tax effect of the above items, consolidated net income was $11.7 million in the second quarter of 2019, an increase of $0.6 million, or 5.3%, from $11.1 million in the second quarter of 2018.  The increase was primarily due to: (i) increased contributions from Infrastructure Solutions related to higher profitability from our North American CIPP operation and loss avoidance from the Denmark sale in 2018; and (ii) increased maintenance service activities and an improved mix of higher margin services at Energy Services.  Partially offsetting the increase in consolidated net income was lower operating income in Corrosion Protection due to the divestiture of our pipe coating and insulation operation and lower contributions from the high-margin, large projects in our Middle East coating services operation.  Consolidated net income in the second quarter of 2019, as compared to the second quarter of 2018, was also positively impacted by lower interest expense and fewer charges related to foreign currency transaction losses.

Consolidated net loss was $12.4 million in the first six months of 2019, a decrease of $18.2 million from income of $5.9 million in the first six months of 2018.

Included in consolidated net income (loss) were the following pre-tax items; (i) restructuring charges of $9.4 million and $8.2 million in the first six months of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture expenses of $0.9 million and $1.2 million in the first six months of 2019 and 2018, respectively; (iii) warranty reserve charges of $4.4 million related to a CIPP wastewater project in our North American operation of Infrastructure Solutions in the first six months of 2019; (iv) impairment charges of $11.9 million related to assets held for sale in the first six months of 2019 and (v) a $2.1 million charge in the first six months of 2019 for foreign withholding taxes on the repatriation of foreign earnings.

Excluding the after-tax effect of the above items, consolidated net income was $13.6 million for the six months ended June 30, 2019, a decrease of $1.6 million, or 10.6%, from $15.3 million during the first six months of 2018.  This decrease was due to lower operating income in Corrosion Protection, as noted above, and a decrease in Energy Services due to decreased turnaround and construction services as compared to record activities achieved in the prior year.  Partially offsetting these decreases was an increase in operating income related to Infrastructure Solutions, as noted above, and decreased spending at Corporate.  Consolidated net loss in the first six months of 2019, as compared to the first six months of 2018, was also negatively impacted by higher non-controlling interest income and a higher tax rate due to the minimal benefit received from restructuring and impairment charges recorded during the first half of 2019 combined with certain discrete tax benefits recorded during the first half of 2018.

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

The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Infrastructure Solutions (1)	$310.0	$305.2	$323.3	$376.3
Corrosion Protection (2)	141.4	130.7	127.9	161.3
Energy Services	218.5	218.4	218.2	199.9
Total backlog (3)	$669.9	$654.3	$669.4	$737.5

(1)	Included backlog from exited or to-be exited operations of $19.0 million, $31.6 million, $32.3 million and $32.6 million at June 30, 2019, March 31, 2019, December 31, 2018 and June 30, 2018, respectively.

(2)	Included backlog from exited or to-be exited operations of $7.1 million, $8.0 million, $11.6 million and $29.1 million at June 30, 2019, March 31, 2019, December 31, 2018 and June 30, 2018, respectively.

(3)	Total backlog for June 30, 2019, March 31, 2019, December 31, 2018 and June 30, 2018 included backlog from exited or to-be exited operations of $26.1 million, $39.6 million, $43.9 million and $61.7 million, respectively.

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

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity.  As of June 30, 2019, 0.1% and 16.1% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities.  A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.  Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Consolidated customer orders, net of cancellations (“New orders”), decreased $25.0 million, or 7.1%, to $327.2 million in the second quarter of 2019 compared to $352.2 million in the second quarter of 2018.  New orders decreased $113.0 million, or 16.0%, to $592.0 million in the six months ended June 30, 2019 compared to $705.0 million in the six months ended June 30, 2018.

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$155,439	$160,732	$(5,293)	(3.3)%
Gross profit	38,871	35,949	2,922	8.1%
Gross profit margin	25.0%	22.4%	N/A	260bp
Operating expenses	19,869	21,472	(1,603)	(7.5)%
Impairment of assets held for sale	8,996	—	8,996	N/M
Acquisition and divestiture expenses	427	217	210	96.8%
Restructuring and related charges	459	1,344	(885)	(65.8)%
Operating income	9,120	12,916	(3,796)	(29.4)%
Operating margin	5.9%	8.0%	N/A	(210)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$286,982	$295,159	$(8,177)	(2.8)%
Gross profit	65,457	62,658	2,799	4.5%
Gross profit margin	22.8%	21.2%	N/A	160bp
Operating expenses	39,908	43,573	(3,665)	(8.4)%
Impairment of assets held for sale	8,996	—	8,996	N/M
Acquisition and divestiture expenses	501	240	261	108.8%
Restructuring and related charges	1,217	2,692	(1,475)	(54.8)%
Operating income	14,835	16,153	(1,318)	(8.2)%
Operating margin	5.2%	5.5%	N/A	(30)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $5.3 million, or 3.3%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of the 2017 Restructuring; and (ii) decreased CIPP contracting installation services activity due to the impact of heavy rains and flooding in the second quarter of 2019.  Additionally, Fusible PVC® project activity in our North American operation decreased during the second quarter of 2019 following a strong comparable period in the prior year.

Revenues decreased $8.2 million, or 2.8%, in the first six months of 2019 compared to the first six months of 2018.  The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as discussed above; and (ii) decreased Fusible PVC® project activity in our North American operation.  Partially offsetting the decrease in revenues was an increase in FRP project activity in our North American operation and CIPP contracting installation services activity in North America as a result of improved crew productivity following labor, equipment and productivity challenges in the first half of 2018.

Gross Profit and Gross Profit Margin

Gross profit increased $2.9 million, or 8.1%, in the second quarter of 2019 compared to the second quarter of 2018.  The increase in gross profit was primarily due to: (i) greater execution efficiencies related to CIPP contracting installation services activity in our North American operation; and (ii) loss avoidance due to the divestiture of Denmark in 2018.  Partially offsetting the increases were decreased contributions from our exited international CIPP contracting installation services operations.  Gross profit margin improved 260 basis points in the second quarter of 2019 compared to the second quarter of 2018 mainly due to the same factors that improved gross profit above.

Gross profit increased $2.8 million, or 4.5%, and gross profit margin improved 160 basis points in the first six months of 2019 compared to the first six months of 2018.  During the first half of 2019, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation.  Excluding this charge, gross profit increased $7.2 million, or 11.5%, in the first six months of 2019 compared to the first six months of 2018.  The increases in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit in the second quarter of 2019 compared to the second quarter of 2018.

Operating Expenses

Operating expenses decreased $1.6 million, or 7.5%, in the second quarter of 2019 compared to the second quarter of 2018.  As part of our restructuring efforts, we recognized charges of $1.0 million and $1.2 million in the second quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $1.4 million, or 6.9%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease in operating expenses was primarily due to exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America in connection with our 2017 Restructuring actions.

Operating expenses as a percentage of revenues were 12.8% in the second quarter of 2019 compared to 13.4% in the second quarter of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 12.2% in the second quarter of 2019 compared to 12.6% in the second quarter of 2018.

Operating expenses decreased $3.7 million, or 8.4%, in the first six months of 2019 compared to the first six months of 2018.  As part of our restructuring efforts, we recognized charges of $2.3 million and $3.1 million in the first six months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $2.9 million, or 7.2%, in the first six months of 2019 compared to the first six months of 2018.  The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2019 compared to the second quarter of 2018.

Operating expenses as a percentage of revenues were 13.9% for the first six months of 2019 compared to 14.8% in the first six months of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 13.1% in the first six months of 2019 compared to 13.7% in the first six months of 2018.

Operating Income and Operating Margin

Operating income decreased $3.8 million, or 29.4%, to $9.1 million in the second quarter of 2019 compared to $12.9 million in the second quarter of 2018.  Operating margin declined to 5.9% in the second quarter of 2019 compared to 8.0% in the second quarter of 2018.

Included in operating income are the following items: (i) restructuring charges of $1.4 million and $2.5 million in the second quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture related expenses of $0.4 million and $0.2 million in the second quarters of 2019 and 2018, respectively; and (iii) impairment charges of $9.0 million in the second quarter of 2019 related to assets held for sale.

Excluding the above items, operating income increased $4.2 million, or 26.9%, to $19.8 million in the second quarter of 2019 compared to $15.6 million in the second quarter of 2018, and operating margin improved 310 basis points to 12.8% in the second quarter of 2019 compared to 9.7% in the second quarter of 2018.  Operating income increased primarily due to: (i) improved profitability from our North American CIPP operation due to crew productivity improvement; (ii) loss avoidance from the divestiture of Denmark in 2018; and (iii) achieved cost savings from our 2017 Restructuring actions.

Operating income decreased $1.3 million, or 8.2%, to $14.8 million in the first six months of 2019 compared to $16.2 million in the first six months of 2018.  Operating margin decreased 30 basis points to 5.2% in the first six months of 2019 compared to 5.5% in the first six months of 2018.

Included in operating income are the following items: (i) restructuring charges of $3.4 million and $5.7 million in the first six months of 2019 and 2018, respectively; (ii) acquisition and divestiture related expenses of $0.5 million and $0.2 million in the first six months of 2019 and 2018, respectively; (iii) a $4.4 million charge in the first six months of 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation; and (iv) impairment charges of $9.0 million in the first six months of 2019 related to assets held for sale.

Excluding the above items, operating income increased $10.0 million, or 45.5%, to $32.2 million in the first six months of 2019 compared to $22.1 million in the first six months of 2018.  Operating margin increased 370 basis points to 11.2% for the six months ended June 30, 2019 compared to 7.5% for the six months ended June 30, 2018.  The increase in operating income was primarily due to the same factors impacting the improvement in operating income in the second quarter of 2019 compared to the second quarter of 2018.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$77,597	$96,389	$(18,792)	(19.5)%
Gross profit	16,692	24,537	(7,845)	(32.0)%
Gross profit margin	21.5%	25.5%	N/A	(400)bp
Operating expenses	15,077	17,254	(2,177)	(12.6)%
Impairment of assets held for sale	2,950	—	2,950	N/M
Acquisition and divestiture expenses	19	134	(115)	(85.8)%
Restructuring and related charges	2,509	196	2,313	1180.1%
Operating income (loss)	(3,863)	6,953	(10,816)	(155.6)%
Operating margin	(5.0)%	7.2%	N/A	(1220)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$142,095	$194,494	$(52,399)	(26.9)%
Gross profit	29,565	48,113	(18,548)	(38.6)%
Gross profit margin	20.8%	24.7%	N/A	(390)bp
Operating expenses	29,484	35,715	(6,231)	(17.4)%
Impairment of assets held for sale	2,950	—	2,950	N/M
Acquisition and divestiture expenses	58	166	(108)	(65.1)%
Restructuring and related charges	2,696	317	2,379	750.5%
Operating income (loss)	(5,623)	11,915	(17,538)	(147.2)%
Operating margin	(4.0)%	6.1%	N/A	(1010)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $18.8 million, or 19.5%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease was primarily due to: (i) a $6.2 million decrease in revenues related to our pipe coating and insulation operation, which was divested in the third quarter of 2018; (ii) decreased revenue from our coating services operation, which benefited in the second quarter of 2018 from large project activity in the Middle East; (iii) decreased project activities in our North American cathodic protection operations, primarily in Canada; and (iv) decreased international revenues from our cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.  Offsetting the decreases was an increase in revenues from our industrial linings operations, primarily related to increased activities in the U.S. and Middle East.

Revenues decreased $52.4 million, or 26.9%, in the first six months of 2019 compared to the first six months of 2018.  The decrease was primarily due to the same factors impacting the changes in the second quarter of 2019 compared to the second quarter of 2018.  The decrease in revenues related to our divested pipe coating and insulation operation was $17.8 million.

Gross Profit and Gross Profit Margin

Gross profit decreased $7.8 million, or 32.0%, and gross profit margin declined 400 basis points in the second quarter of 2019 compared to the second quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.4 million in the second quarter of 2019.  Excluding restructuring charges, gross profit decreased $7.4 million, or 30.1%, in the second quarter of 2019 compared to the second quarter of 2018 primarily due to: (i) a $1.6 million decrease in gross profit related to our divested pipe coating and insulation operation; and (ii) lower revenues and gross margins associated with our coating services operation, most notably in the Middle East, as larger projects contributing to the prior year results were completed.

Gross profit decreased $18.5 million, or 38.6%, and gross profit margin declined 390 basis points in the first six months of 2019 compared to the first six months of 2018.  As part of our restructuring efforts, we recognized charges of $0.5 million in the first six months of 2019.  Excluding restructuring charges, gross profit decreased $18.0 million, or 37.4%, in the first six months of 2019 compared to the same period in 2018 primarily due to: (i) a $4.7 million decrease in gross profit related to our divested pipe coating and insulation operation; (ii) lower revenues and gross margins associated with our coating services operation, as noted above; and (iii) decreased gross profit from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.  Gross profit and gross profit margin were also negatively impacted by our North American cathodic protection operations, which experienced lower revenues and project delays, but were largely offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations as noted above.

Operating Expenses

Operating expenses decreased $2.2 million, or 12.6%, in the second quarter of 2019 compared to the second quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.3 million and $0.1 million in the second quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $2.4 million, or 13.8%, in the second quarter of 2019 compared to the second quarter of 2018.  Operating expenses decreased primarily due to: (i) a $1.5 million decrease related to our divested pipe coating and insulation operation; (ii) cost savings achieved in connection with our 2017 Restructuring actions; and (iii) lower incentive compensation expense.

Operating expenses as a percentage of revenues were 19.4% in the second quarter of 2019 compared to 17.9% in the second quarter of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 19.0% in the second quarter of 2019 compared to 17.8% in the second quarter of 2018.  The increase, as a percentage of revenues, was primarily driven by the lower revenues generated from our coating services operation during the second quarter of 2019, as compared to the same period in 2018.

Operating expenses decreased $6.2 million, or 17.4%, in the first six months of 2019 compared to the first six months of 2018.  As part of our restructuring efforts, we recognized charges of $0.3 million and $1.5 million in the first six months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $5.0 million, or, 14.7%  in the first six months of 2019 compared to the first six months of 2018.  Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2019 compared to the second quarter of 2018.  Operating expenses as a percentage of revenues were 20.7% in the first six months of 2019 compared to 18.4% in the first six months of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 20.6% in the first six months of 2019 compared to 17.6% in the first six months of 2018.  The increase, as a percentage of revenues, was primarily driven by the lower revenues generated from our coating services operation, as noted above.

Operating Income (Loss) and Operating Margin

Operating income decreased $10.8 million to a loss of $3.9 million in the second quarter of 2019 compared to income of $7.0 million in the second quarter of 2018.  Operating margin declined to (5.0)% in the second quarter of 2019 compared to 7.2% in the first quarter of 2018.  Included in operating income (loss) are (i) restructuring charges of $3.3 million and $0.3 million in the second quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture related expenses of less than $0.1 million in the second quarter of 2019 and $0.1 in the second quarter of 2018; and (iii) impairment charges of $2.9 million in the second quarter of 2019 related to assets held for sale.

Excluding the above items, operating income decreased $5.0 million to $2.4 million in the second quarter of 2019 compared to $7.4 million in the second quarter of 2018 and operating margin declined to 3.1% in the second quarter of 2019 compared to 7.7% in the second quarter of 2018.  The decreases in operating income and operating margin were primarily the result of: (i) lower revenues and related gross profit generated from our coating service operation in the Middle East; and (ii) decreased contributions from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.

Operating income decreased $17.5 million to a loss of $5.6 million in the first six months of 2019 compared to income of $11.9 million in the first six months of 2018.  Operating margin declined to (4.0)% in the first six months of 2019 compared to 6.1% in the first six months of 2018.  Included in operating income are (i) restructuring charges of $3.5 million and $1.8 million in the first six months of 2019 and 2018, respectively; (ii) acquisition and divestiture related expenses of $0.1 million and $0.2 million in the first six months of 2019 and 2018, respectively; and (iii) impairment charges of $2.9 million in the six months ended June 30, 2019 related to assets held for sale.

Excluding the above items, operating income decreased $13.0 million, or 93.4%, to $0.9 million in the first six months of 2019 compared to $13.9 million in the first six months of 2018 and operating margin declined to 0.6% in the first six months of 2019 compared to 7.1% in the first six months of 2018.  The decreases in operating income and operating margin were primarily the result of: (i) lower revenues and related gross profit generated from our coating service operation in the Middle East; (ii) lower revenues and decreased project performance in our North American cathodic protection operations; and (iii) decreased contributions from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.  These decreases were partially offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations.

Energy Services Segment

Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$85,704	$77,909	$7,795	10.0%
Gross profit	11,874	10,567	1,307	12.4%
Gross profit margin	13.9%	13.6%	N/A	30	bp
Operating expenses	7,761	8,069	(308)	(3.8)%
Restructuring and related charges	6	—	6	0.0%
Operating income	4,107	2,498	1,609	64.4%
Operating margin	4.8%	3.2%	N/A	160	bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$166,567	$170,238	$(3,671)	(2.2)%
Gross profit	20,710	21,786	(1,076)	(4.9)%
Gross profit margin	12.4%	12.8%	N/A	(40	)bp
Operating expenses	15,448	16,161	(713)	(4.4)%
Restructuring and related charges	40	—	40	0.0%
Operating income	5,222	5,625	(403)	(7.2)%
Operating margin	3.1%	3.3%	N/A	(20	)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues increased $7.8 million, or 10.0%, in the second quarter of 2019 compared to the second quarter of 2018.  The increase was due to a higher volume of maintenance services activity and increased labor rates at refineries that were transitioned last year to comply with California labor laws as well as higher volumes related to emergency refinery repair work executed during the quarter.  This increase was partially offset by decreased construction activities from reduced customer demand and a more competitive bidding environment and, to a lesser extent, lower turnaround activity.

Revenues decreased $3.7 million, or 2.2%, in the first six months of 2019 compared to the first six months of 2018.  The decrease was due primarily to lower turnaround and construction activities compared to the record revenues achieved in the prior year period.  These decreases were partially offset by a higher volume of maintenance services activity as described above.

Gross Profit and Gross Profit Margin

Gross profit increased $1.3 million, or 12.4%, in the second quarter of 2019 compared to the second quarter of 2018 and gross profit margin improved 30 basis points in the second quarter of 2019 compared to the second quarter of 2018.  The increases in gross profit and gross profit margin were primarily due to higher revenues associated with maintenance service activities and an improved mix of higher margin services.  In addition, despite lower revenues from turnaround services, gross profit margin associated with these services improved from the prior year period due to increased project efficiencies.

Gross profit decreased $1.1 million, or 4.9%, and gross profit margin declined 40 basis points in the first six months of 2019 compared to the first six months of 2018.  The decreases in gross profit and gross profit margin were primarily due to a lower mix of higher-margin turnaround projects and lower revenues from decreased construction activities compared to the prior year period.  Offsetting these declines were increased gross profit and gross profit margin from maintenance services activity.

Operating Expenses

Operating expenses decreased $0.3 million, or 3.8%, in the second quarter of 2019 compared to the second quarter of 2018.  The decrease was primarily due to lower variable costs associated with decreased turnaround and construction activity as well as higher prior year costs to support the labor transitions at refineries to comply with labor laws in California.  Operating expenses as a percentage of revenues were 9.1% in the second quarter of 2019 compared to 10.4% in the second quarter of 2018.

Operating expenses in the first six months of 2019 decreased $0.7 million, or 4.4%, compared to the first six months of 2018.  The decrease was primarily due to the same factors impacting impacting the changes in the second quarter of 2019 compared to the second quarter of 2018.  Operating expenses as a percentage of revenues were 9.3% in the first six months of 2019 compared to 9.5% in the first six months of 2018.

Operating Income and Operating Margin

Operating income increased $1.6 million, or 64.4%, to $4.1 million in the second quarter of 2019 compared to $2.5 million in the second quarter of 2018, primarily due to the increased maintenance activities and improved gross profit margins discussed above.  Operating margin improved to 4.8% in the second quarter of 2019 compared to 3.2% in the second quarter of 2018.

Operating income decreased $0.4 million, or 7.2%, to $5.2 million in the first six months of 2019 compared to $5.6 million in the first six months of 2018.  Operating margin fell to 3.1% in the first six months of 2019 compared to 3.3% in the first six months of 2018.  The decreases in operating income and operating margin were driven by decreased turnaround and construction services activities, largely offset by increased maintenance services activities and lower operating expenses discussed above.

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2019	2018		%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	8,547	7,427	1,120	15.1%
Acquisition and divestiture expenses	358	481	(123)	(25.6)%
Restructuring and related charges	—	—	—	—
Operating loss	(8,905)	(7,908)	(997)	12.6%
Operating margin	N/A	N/A	N/A	N/A

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	14,284	14,915	(631)	(4.2)%
Acquisition and divestiture expenses	358	818	(460)	(56.2)%
Restructuring and related charges	107	320	(213)	(66.6)%
Operating loss	(14,749)	(16,053)	1,304	(8.1)%
Operating margin	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

Operating Expenses

Operating expenses increased $1.1 million, or 15.1%, in the second quarter of 2019 compared to the second quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.9 million and less than $0.1 million in the second quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses increased $0.3 million, or 3.7%, in the second quarter of 2019 compared to the second quarter of 2018.  This increase was primarily due to higher incentive compensation expense, partially offset by cost reduction initiatives and lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs.  Corporate operating expenses as a percentage of consolidated revenues were 2.7% in the second quarter of 2019 compared to 2.2% in the second quarter of 2018.

Operating expenses in the first six months of 2019 decreased $0.6 million, or 4.2% compared to the first six months of 2018.  As part of our restructuring efforts, we recognized charges of $1.1 million and $0.3 million in the first six months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $1.5 million, or 10.2%, in the first six months of 2019 compared to the same period in 2018.  The decrease in operating expenses was primarily due to: (i) reduced spending and other cost reduction initiatives as a result of the 2017 Restructuring; and (ii) lower medical and prescription drug expenses described above.  Corporate operating expenses as a percentage of consolidated revenues were 2.4% in the first six months of 2019 compared to 2.3% in the first six months of 2018.

Other Income (Expense)

Interest Income and Expense

Interest income increased $0.2 million in the second quarter of 2019 compared to the prior year quarter primarily due to interest received on the $8.0 million note receivable acquired in the Bayou sale during the third quarter of 2018.  Interest expense decreased $0.4 million in the second quarter of 2019 compared to the prior year quarter primarily due to reduced loan principal balances during the second quarter of 2019 compared to the second quarter of 2018, partially offset by higher LIBOR-based borrowing costs under our Credit Facility.

Interest income increased $0.4 million in the first six months of 2019 compared to the prior year period primarily due to interest received on the note receivable mentioned above.  Interest expense decreased $2.2 million in the first six months of 2019 compared to the same period in the prior year.  During the first six months of 2018, we recognized expenses of $1.8 million related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs.  Excluding these expenses, interest expense decreased as compared to same period in the prior year due to reduced loan principal balances, partially offset by higher LIBOR-based borrowing costs under our Credit Facility.

Other Expense

Other expense was $1.0 million and $0.5 million in the quarters ended June 30, 2019 and 2018, respectively.  As part of our restructuring efforts, we recognized charges of $0.9 million in the second quarter of 2019 related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals.  The remaining expenses primarily consisted of foreign currency transaction losses.  For the quarter ended June 30, 2018, the balance primarily consisted of foreign currency transaction losses.

Other expense was $1.7 million and $0.8 million in the six months ended June 30, 2019 and 2018, respectively.  We recognized charges of $1.1 million in the first six months of 2019 related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals.  The remaining expenses primarily consisted of foreign currency transaction losses.  For the six months ended June 30, 2018, the balance primarily consisted of foreign currency transaction losses.

Taxes on Income (Loss)

Tax expense on the pre-tax loss in the second quarter of 2019 was $4.3 million compared to tax expense of $2.9 million on pre-tax income in the second quarter of 2018.  Our effective tax rate was (111.0)% on a pre-tax loss in the quarter ended June 30, 2019 compared to 28.7% on pre-tax income in the quarter ended June 30, 2018.  The effective rate for the second quarter of 2019 was negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.  During the second quarter of 2018, the effective tax rate was negatively impacted by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

Tax expense on the pre-tax loss in the first six months of 2019 was $3.5 million compared to tax expense of $1.9 million on pre-tax income in the first six months of 2018.  Our effective tax rate was (40.9)% on a pre-tax loss in the six months ended June 30, 2019 compared to 24.9% on pre-tax income in the six months ended June 30, 2018.  The effective tax rates for the six months ended June 30, 2019 and 2018 were impacted by the same factors impacting the effective tax rate in the second quarter of 2019.  Additionally, the effective tax rate for the six months ended June 30, 2018 was also positively impacted by a $1.5 million net tax benefit, or 19.5% benefit to the effective tax rate, related to employee share-based payments vested during the first six months of 2018.

Non-controlling Interests

Income attributable to non-controlling interests was $0.2 million in the quarter ended June 30, 2019 compared to loss of $0.7 million in the quarter ended June 30, 2018.  In the second quarter of 2019, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint ventures in South Africa, Mexico and Saudi Arabia.  In the second quarter of 2018, losses were primarily driven from our Corrosion Protection joint ventures in Louisiana and Mexico, partially offset by income from our joint venture in Oman.

Income attributable to non-controlling interests was $0.2 million in the first six months of 2019 compared to a loss of $0.1 million in the comparable period of 2018.  In the six months ended June 30, 2019, income from our joint ventures in Oman and Asia were partially offset by losses from our joint ventures in South Africa and Mexico.  In the six months ended June 30, 2018, losses from our joint ventures in Mexico and Louisiana were partially offset by profitability from our joint venture in Oman.

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$51,338	$83,527
Restricted cash	759	1,359

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

During the first six months of 2019, capital expenditures were primarily used to: (i) support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East; and (ii) boost our information systems platform with upgrades to our enterprise resource planning system.  For 2019, we anticipate that we will spend approximately $25.0 to $30.0 million for capital expenditures, which is slightly below that in 2018.

In December 2018, our board of directors authorized the open market repurchase of up to two million shares of our common stock.  The program did not establish a time period in which the repurchases had to be made.  That authorization is now limited to $32.0 million in 2019 due to the December 2018 amendment to our Credit Facility.  The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements.  We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization.  During the fist six months of 2019, we acquired 1,274,086 shares of our common stock for $22.0 million ($17.28 average price per share) through the open market repurchase program discussed above.  In addition, we repurchased 153,630 shares of our common stock for $3.1 million ($20.48 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units.  Any shares repurchased during 2019 are expected to be funded primarily through available cash.  Once repurchased, we promptly retire such shares.

As part of our 2017 Restructuring, we utilized cash of $5.9 million during the first six months of 2019 and $29.2 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® system in North America, right-size our cathodic protection services operations in North America, take actions to further optimize operations within North America, including measures to reduce consolidated operating costs, and divest or otherwise exit multiple additional international businesses.  Cumulatively, we have incurred both cash and non-cash charges of  $149.0 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America.  We expect to incur additional cash charges of less than $5 million related to the 2017 Restructuring.  We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

At June 30, 2019, our cash balances were located worldwide for working capital and support needs.  Approximately $20.3 million, or 38.9%, of our cash was denominated in currencies other than the United States dollar as of June 30, 2019.  We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.  At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the Tax Cuts and Jobs Act; or (iii) earnings that would not result in significant foreign taxes.  As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at June 30, 2019.

Our primary source of cash is operating activities.  We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments.  Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of contract assets.  At June 30, 2019, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months.  From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner.  Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding.  If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

Cash Flows from Operations

Cash flows from operating activities provided $14.2 million in the first six months of 2019 compared to $10.2 million provided in the first six months of 2018.  The increase in operating cash flow from the prior year period was primarily due to working capital usage as we used $9.0 million of cash during the first six months of 2019 compared to $24.7 million used in the first six months of 2018.  Cash flows during the six months ended June 30, 2019 and 2018 were negatively impacted by $5.9 million and $6.5 million, respectively, in cash payments related to our restructuring activities.

Cash Flows from Investing Activities

Cash flows from investing activities used $13.6 million during the first six months of 2019 compared to $16.2 million used during the first six months of 2018.  We used $14.3 million in cash for capital expenditures in the first six months of 2019 compared to $13.6 million in the prior year period.  In the first six months of 2019 and 2018, $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenses in both periods.  Capital expenditures in the first six months of 2019 and 2018 were partially offset by $1.0 million and $0.6 million, respectively, in proceeds received from asset disposals.  During the first six months of 2018, we also used $3.0 million to acquire Hebna.

Cash Flows from Financing Activities

Cash flows from financing activities used $31.9 million during the first six months of 2019 compared to $23.8 million used in the first six months of 2018.  During the first six months of 2019 and 2018, we used net cash of $24.2 million and $18.6 million, respectively, to repurchase 1,427,716 and 772,172 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report.  During the first six months of 2019, we had net borrowings of $7.0 million on our line of credit to fund domestic working capital needs.  Additionally, during the first six months of 2019, we used cash of $13.1 million to pay down the principal balance of our term loans.  During the first six months of 2018, we had net borrowings of $9.0 million from our line of credit primarily to fund domestic working capital needs, and we used cash of $13.1 million to pay down the principal balance of our term loan and used cash of $2.5 million to amend our original credit facility, as discussed in Note 8 to the consolidated financial statements contained in this report.

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

Our indebtedness at June 30, 2019 consisted of $269.1 million outstanding from the term loan under the amended Credit Facility and $38.0 million on the line of credit under the amended Credit Facility.  Additionally, the Company had $0.9 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) listed as held for sale at  June 30, 2019 related to the planned sales of Corrpower and Aegion South Africa.

As of  June 30, 2019, we had $23.6 million in letters of credit issued and outstanding under the amended Credit Facility.  Of such amount, $12.3 million was collateral for the benefit of certain of our insurance carriers and $11.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio.  We were in compliance with all covenants at  June 30, 2019 and expect continued compliance for the foreseeable future.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2019 approximated carrying value.  Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2019 was variable rate debt.  We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.  We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At June 30, 2019, the estimated fair value of our long-term debt was approximately $315.8 million.  Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model.  Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2019 would result in a $0.8 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies.  Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar.  At June 30, 2019, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $5.0 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At June 30, 2019, there were no material foreign currency hedge instruments outstanding.  See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2019, we implemented new controls as part of our efforts to adopt FASB ASC 842.  These new controls relate to: (i) gathering, monitoring and assessing the necessary lease data; and (ii) a new third-party software as a system to capture, calculate and properly account for leases under FASB ASC 842.  There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Items 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be PurchasedUnder the Plans or Programs
January 2019 (1) (2)	232,134	$17.96	222,901	1,777,099
February 2019 (1) (2)	280,640	19.86	137,107	1,639,992
March 2019 (1) (2)	262,215	17.07	262,035	1,377,957
April 2019 (1) (2)	184,846	19.09	184,162	1,193,795
May 2019 (1) (2)	286,721	15.84	286,721	907,074
June 2019 (1) (2)	181,160	15.88	181,160	725,914
Total	1,427,716	$17.63	1,274,086	—

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

(2)

In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees.  The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees.  During the six months ended June 30, 2019, 48,409 shares were surrendered in connection with stock swap transactions and 153,630 shares were surrendered in connection with restricted stock unit and performance unit transactions.  The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested.  Once repurchased, we promptly retired the shares.

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

AEGION CORPORATION

Date: August 2, 2019	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Change in Control Severance Agreement, dated June 24, 2019, between Aegion Corporation and John L. Heggemann, filed herewith. (1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.