Form 10-Q
period 2019-09-30
Aegion Corp
filed 2019-11-01
CIK 353020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

There were 30,759,152 shares of Class A common stock, $0.01 par value per share, outstanding at October 25, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$308,789	$339,679	$904,433	$999,570
Cost of revenues	241,997	267,006	721,909	794,340
Gross profit	66,792	72,673	182,524	205,230
Operating expenses	48,866	51,386	147,990	161,750
Goodwill impairment	—	1,389	—	1,389
Definite-lived intangible asset impairment	—	870	—	870
Impairment of assets held for sale	—	—	11,946	—
Acquisition and divestiture expenses	1,842	4,800	2,759	6,024
Restructuring and related charges	1,435	1,219	5,495	4,548
Operating income	14,649	13,009	14,334	30,649
Other income (expense):
Interest expense	(3,446)	(3,870)	(10,602)	(13,236)
Interest income	268	130	814	239
Other	(5,236)	(9,281)	(6,925)	(10,049)
Total other expense	(8,414)	(13,021)	(16,713)	(23,046)
Income (loss) before taxes on income	6,235	(12)	(2,379)	7,603
Taxes (benefit) on income (loss)	(114)	(153)	3,410	1,740
Net income (loss)	6,349	141	(5,789)	5,863
Non-controlling interests income	(313)	(588)	(542)	(458)
Net income (loss) attributable to Aegion Corporation	$6,036	$(447)	$(6,331)	$5,405

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$0.20	$(0.01)	$(0.20)	$0.17
Diluted	$0.19	$(0.01)	$(0.20)	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,349	$141	$(5,789)	$5,863
Other comprehensive income (loss):
Currency translation adjustments	439	(6,701)	3,505	(10,983)
Deferred gain (loss) on hedging activity, net of tax (1)	(1,180)	477	(6,879)	1,655
Pension activity, net of tax (2)	28	2	31	7
Total comprehensive income (loss)	5,636	(6,081)	(9,132)	(3,458)
Comprehensive income attributable to non-controlling interests	(286)	(660)	(535)	(283)
Comprehensive income (loss) attributable to Aegion Corporation	$5,350	$(6,741)	$(9,667)	$(3,741)

(1)	Amounts presented net of tax of $30 and $171 for the quarters ended September 30, 2019 and 2018, respectively, and $180 and $593 for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Amounts presented net of tax of $6 and $1 for the quarters ended September 30, 2019 and 2018, respectively, and $7 and $2 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$51,981	$83,527
Restricted cash	2,615	1,359
Receivables, net of allowances of $7,488 and $9,695, respectively	200,275	204,541
Retainage	31,916	33,572
Contract assets	56,603	62,467
Inventories	57,493	56,437
Prepaid expenses and other current assets	35,067	32,172
Assets held for sale	28,819	7,792
Total current assets	464,769	481,867
Property, plant & equipment, less accumulated depreciation	106,423	107,059
Other assets
Goodwill	255,601	260,633
Intangible assets, less accumulated amortization	107,897	119,696
Operating lease assets	65,211	—
Deferred income tax assets	1,048	1,561
Other assets	11,378	21,601
Total other assets	441,135	403,491
Total Assets	$1,012,327	$992,417

Liabilities and Equity
Current liabilities
Accounts payable	$57,537	$64,562
Accrued expenses	89,410	88,020
Contract liabilities	30,635	32,339
Current maturities of long-term debt	35,736	29,469
Liabilities held for sale	20,179	5,260
Total current liabilities	233,497	219,650
Long-term debt, less current maturities	264,247	282,003
Operating lease liabilities	50,903	—
Deferred income tax liabilities	9,491	8,361
Other non-current liabilities	15,745	12,216
Total liabilities	573,883	522,230

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 30,807,548 and 31,922,409, respectively	308	319
Additional paid-in capital	101,627	122,818
Retained earnings	373,559	379,890
Accumulated other comprehensive loss	(43,626)	(40,290)
Total stockholders’ equity	431,868	462,737
Non-controlling interests	6,576	7,450
Total equity	438,444	470,187
Total Liabilities and Equity	$1,012,327	$992,417

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except number of shares)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock - Shares
Balance, beginning of period	30,941,394	32,303,638	31,922,409	32,462,542
Issuance of common stock upon stock option exercises	—	—	52,783	—
Issuance of shares pursuant to restricted stock units	17,471	5,621	222,745	301,041
Issuance of shares pursuant to performance units	—	—	111,158	296,909
Issuance of shares pursuant to deferred stock units	6,698	5,457	84,184	26,396
Shares repurchased and retired	(158,015)	(726)	(1,585,731)	(772,898)
Balance, end of period	30,807,548	32,313,990	30,807,548	32,313,990

Common Stock - Amount
Balance, beginning of period	$309	$323	$319	$325
Issuance of common stock upon stock option exercises	—	—	1	—
Issuance of shares pursuant to restricted stock units	—	—	2	3
Issuance of shares pursuant to performance units	—	—	1	3
Issuance of shares pursuant to deferred stock units	—	—	1	—
Shares repurchased and retired	(1)	—	(16)	(8)
Balance, end of period	$308	$323	$308	$323

Additional Paid-In Capital
Balance, beginning of period	$102,841	$127,242	$122,818	$140,749
Issuance of common stock upon stock option exercises	—	—	955	—
Shares repurchased and retired	(2,971)	(19)	(28,127)	(18,620)
Equity-based compensation expense	1,757	1,107	5,981	6,201
Balance, end of period	$101,627	$128,330	$101,627	$128,330

Retained Earnings
Balance, beginning of period	$367,523	$382,814	$379,890	$376,694
Cumulative effect adjustment (see Revenues: Note 3)	—	—	—	268
Net income (loss) attributable to Aegion Corporation	6,036	(447)	(6,331)	5,405
Balance, end of period	$373,559	$382,367	$373,559	$382,367

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(42,940)	$(26,374)	$(40,290)	$(23,522)
Currency translation adjustment and derivative transactions, net	(686)	(6,294)	(3,336)	(9,146)
Balance, end of period	$(43,626)	$(32,668)	$(43,626)	$(32,668)

Non-Controlling Interests
Balance, beginning of period	$6,290	$10,433	$7,450	$10,810
Net income	313	588	542	458
Distributions to non-controlling interests	—	—	(1,409)	—
Sale of non-controlling interests	—	(3,361)	—	(3,361)
Currency translation adjustment, net	(27)	72	(7)	(175)
Balance, end of period	$6,576	$7,732	$6,576	$7,732

Total Equity
Balance, beginning of period	$434,023	$494,438	$470,187	$505,056
Cumulative effect adjustment (See Revenues: Note 3)	—	—	—	268
Net income (loss)	6,349	141	(5,789)	5,863
Issuance of common stock upon stock option exercises	—	—	956	—
Issuance of shares pursuant to restricted stock units	—	—	2	3
Issuance of shares pursuant to performance units	—	—	1	3
Issuance of shares pursuant to deferred stock units	—	—	1	—
Shares repurchased and retired	(2,972)	(19)	(28,143)	(18,628)
Equity-based compensation expense	1,757	1,107	5,981	6,201
Distributions to non-controlling interests	—	—	(1,409)	—
Sale of non-controlling interests	—	(3,361)	—	(3,361)
Currency translation adjustment and derivative transactions, net	(713)	(6,222)	(3,343)	(9,321)
Balance, end of period	$438,444	$486,084	$438,444	$486,084

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(5,789)	$5,863
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	26,530	27,692
Gain on sale of fixed assets	(527)	(423)
Equity-based compensation expense	5,981	6,201
Deferred income taxes	883	647
Non-cash restructuring charges	6,419	5,891
Goodwill impairment	—	1,389
Definite-lived intangible asset impairment	—	870
Impairment of assets held for sale	11,946	—
Loss on sale of businesses	—	8,729
Loss on foreign currency transactions	370	1,231
Other	(39)	(119)
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	(1,488)	(19,247)
Inventories	(3,170)	(3,188)
Prepaid expenses and other assets	2,225	678
Accounts payable and accrued expenses	(8,476)	(256)
Contract liabilities	(1,435)	(21,537)
Other operating	(1,779)	(396)
Net cash provided by operating activities	31,651	14,025

Cash flows from investing activities:
Capital expenditures	(21,392)	(22,230)
Proceeds from sale of fixed assets	1,270	955
Patent expenditures	(292)	(197)
Other acquisition activity	—	(9,000)
Sale of Bayou, net of cash disposed	—	37,942
Net cash provided by (used in) investing activities	(20,414)	7,470

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	956	—
Repurchase of common stock	(28,143)	(18,622)
Distributions to non-controlling interests	(1,409)	—
Credit facility amendment fees	—	(1,093)
Payments on notes payable, net	(273)	(26)
Proceeds from line of credit, net	8,000	(19,000)
Principal payments on long-term debt	(19,688)	(19,688)
Net cash used in financing activities	(40,557)	(58,429)
Effect of exchange rate changes on cash	(970)	(2,366)
Net decrease in cash, cash equivalents and restricted cash for the period	(30,290)	(39,300)
Cash, cash equivalents and restricted cash, beginning of year	84,886	108,545
Cash, cash equivalents and restricted cash, end of period	$54,596	$69,245

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

Infrastructure Solutions Segment (“Infrastructure Solutions”)

During 2018, the Company’s board of directors approved a plan to divest the Company’s CIPP business in Australia (“Insituform Australia”).  While restructuring actions in Insituform Australia led to improvements in operating results, an assessment of the long-term fit within the Company’s portfolio led to the decision to divest the business.  Accordingly, the Company has classified Insituform Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018.  See Note 5.

During the second quarter of 2019, the Company initiated plans to sell its CIPP contracting businesses in Europe: Insituform Rioolrenovatietechnicken B.V. (“Insituform Netherlands”); Insituform Technologies Iberica SA (“Insituform Spain”); and Environmental Techniques Limited (“Environmental Techniques”).  Accordingly, the Company has classified the assets and liabilities of these businesses as held for sale on the Consolidated Balance Sheet at September 30, 2019.  See Note 5.  Additionally, see Note 14 for additional information on the sale of the CIPP contracting operations of Insituform Netherlands, effective October 11, 2019.

Corrosion Protection Segment (“Corrosion Protection”)

During the second quarter of 2019, the Company began negotiating with a prospective buyer for its interest in its Tite Liner® joint venture in Mexico, United Pipeline de Mexico S.A. de C.V. (“United Mexico”).  Accordingly, the Company has classified the assets and liabilities of this business as held for sale on the Consolidated Balance Sheet at September 30, 2019.  See Note 5.  Additionally, see Note 14 for additional information on the sale of the Company’s interest in United Mexico, effective October 11, 2019.

During the first quarter of 2019, the Company initiated plans to sell its interest in its cathodic protection materials manufacturing and production joint venture in Saudi Arabia, Corrpower International Limited (“Corrpower”), and its interest in its Tite Liner® and CIPP joint venture in South Africa, Aegion South Africa Proprietary Limited (“Aegion South Africa”).  During the third quarter of 2019, the Company ended its negotiations with potential buyers for Corrpower and Aegion South Africa.  Accordingly, the relevant assets and liabilities for each of the entities were removed from held for sale and accounted for as held and used at September 30, 2019.  These entities will now be exited as part of the 2017 Restructuring.

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

On May 4, 2018, the Company acquired the operations of Hebna Inc., Hebna Canada Inc. and Hebna Corporation (collectively “Hebna”), for a total purchase price of $6.0 million ($3.0 million was paid during the second quarter of 2018 and $3.0 million was paid during the third quarter of 2018).  The transaction was funded from a combination of domestic and international cash balances, with fifty percent (50%) of the purchase price being paid by the Company’s joint venture in Oman, in which the Company is a fifty-one percent (51%) partner.  Hebna provided pipeline lining services, including compressed-fit lining, slip-lining, liner and free-standing pipe fusing, pipeline assessment and integrity management, pipeline pigging and calibration, and roto-lining services primarily in the United States, Canada and the Middle East.

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

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	September 30, 2019	December 31, 2018
Currency translation adjustments (1)	$(37,595)	$(41,107)
Derivative hedging activity	(5,164)	1,715
Pension activity	(867)	(898)
Total accumulated other comprehensive loss	$(43,626)	$(40,290)

(1)	During the nine months ended September 30, 2019, as a result of disposing of certain international entities, $6.3 million was reclassified out of accumulated other comprehensive loss to “Other expense” in the Consolidated Statements of Operations.

For the Company’s international subsidiaries, the local currency is generally the functional currency.  Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates.  The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity.  Net foreign exchange transaction losses of $0.9 million and $0.4 million in the third quarters of 2019 and 2018, respectively, and losses of $1.6 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

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

Earnings per Share

Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares used for basic EPS	30,866,188	32,312,000	31,259,594	32,390,777
Effect of dilutive stock options and restricted and deferred stock unit awards	511,244	—	—	667,229
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	31,377,432	32,312,000	31,259,594	33,058,006

The Company excluded 664,661 restricted and deferred stock units for the quarter ended September 30, 2018 and 497,192 restricted and deferred stock units for the nine months ended September 30, 2019 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods.

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

Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	September 30, 2019	December 31, 2018
Cash and cash equivalents	$51,981	$83,527
Restricted cash	2,615	1,359
Cash, cash equivalents and restricted cash	$54,596	$84,886

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

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation.  There were no changes in the Company’s VIEs during the quarter ended September 30, 2019.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	September 30, 2019 (1)	December 31, 2018
Current assets	$18,236	$33,066
Non-current assets	6,878	6,466
Current liabilities	8,949	12,953
Non-current liabilities	3,252	8,780

(1)	Includes $3.5 million of assets and $5.2 million of liabilities classified as held for sale related to United Mexico. See Note 5.

	Quarters Ended September 30,		Nine Months Ended September 30,
Statement of operations data	2019	2018 (1)	2019	2018 (1)
Revenue	$7,275	$16,405	$20,719	$39,179
Gross profit	2,412	3,238	6,463	6,982
Net income attributable to Aegion Corporation	(2,154)	(946)	(2,773)	(886)

(1)	Includes activity from our pipe coating and insulation joint venture in Louisiana, which was sold during the third quarter of 2018.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable.  The guidance is effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early adoption is permitted, although the Company does not intend to do so.  For the Company’s trade receivables, certain other receivables and certain other financial instruments, it will be required to use a new forward-looking “expected” credit loss model based on historical loss rates that will replace the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not expect it will have a material impact on the Company’s consolidated financial statements.

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time.  Revenues from products and services transferred to customers over time accounted for 92.6% of revenues for each of the quarters ended September 30, 2019 and 2018 and 92.4% and 93.6% of revenues for the nine months ended September 30, 2019 and 2018, respectively.  Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date.  Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice.  Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements.  Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration.  Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer.  Revenues from these types of contracts accounted for 7.4% of revenues for each of the quarters ended September 30, 2019 and 2018 and 7.6% and 6.4% for the nine months ended September 30, 2019 and 2018, respectively.

On September 30, 2019, the Company had $497.0 million of remaining performance obligations from construction, engineering and installation services.  The Company estimates that approximately $488.2 million, or 98.2%, of the remaining performance obligations at September 30, 2019 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended September 30, 2019				Quarter Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$112,357	$42,746	$76,801	$231,904	$111,902	$56,298	$78,374	$246,574
Canada	17,775	14,349	—	32,124	16,153	19,767	—	35,920
Europe	12,889	3,458	—	16,347	13,460	2,821	—	16,281
Other foreign	13,066	15,348	—	28,414	14,166	26,738	—	40,904
Total revenues	$156,087	$75,901	$76,801	$308,789	$155,681	$105,624	$78,374	$339,679

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$321,205	$116,093	$243,368	$680,666	$323,327	$164,866	$248,612	$736,805
Canada	47,320	42,264	—	89,584	44,028	51,157	—	95,185
Europe	38,302	11,429	—	49,731	39,600	8,535	—	48,135
Other foreign	36,242	48,210	—	84,452	43,885	75,560	—	119,445
Total revenues	$443,069	$217,996	$243,368	$904,433	$450,840	$300,118	$248,612	$999,570

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended September 30, 2019				Quarter Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$139,363	$53,704	$1,003	$194,070	$141,598	$68,935	$2,069	$212,602
Time and materials	—	16,092	75,798	91,890	—	25,612	76,305	101,917
Product sales	16,675	6,105	—	22,780	11,679	11,077	—	22,756
License fees	49	—	—	49	2,404	—	—	2,404
Total revenues	$156,087	$75,901	$76,801	$308,789	$155,681	$105,624	$78,374	$339,679

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$394,489	$149,333	$3,213	$547,035	$416,392	$210,819	$13,793	$641,004
Time and materials	—	48,351	240,155	288,506	—	60,160	234,819	294,979
Product sales	48,337	20,312	—	68,649	32,011	29,139	—	61,150
License fees	243	—	—	243	2,437	—	—	2,437
Total revenues	$443,069	$217,996	$243,368	$904,433	$450,840	$300,118	$248,612	$999,570

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

Net contract assets (liabilities) consisted of the following (in thousands):

	September 30, 2019 (1)	December 31, 2018 (2)
Contract assets – current	$56,603	$62,467
Contract liabilities – current	(30,635)	(32,339)
Net contract assets	$25,968	$30,128

(1)	Amounts exclude contract assets of $9.4 million and contract liabilities $0.4 of million that were classified as held for sale at September 30, 2019 (see Note 5).
(2)	Amounts exclude contract assets of $1.8 million and contract liabilities of less than $0.1 million that were classified as held for sale at December 31, 2018 (see Note 5).

Substantially all of the $32.3 million and $51.6 million contract liabilities balances at December 31, 2018 and December 31, 2017, respectively, were recognized in revenues during the first nine months of 2019 and 2018, respectively.

Impairment losses recognized on receivables and contract assets were not material during the first nine months of 2019 and 2018.

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

Total pre-tax 2017 Restructuring and related impairment charges since inception were $157.6 million ($140.9 million post-tax) and consisted of cash charges totaling $37.3 million and non-cash charges totaling $120.3 million.  Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above.  Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $33.9 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, release of cumulative currency translation adjustments as well as net losses on the disposal of both domestic and international entities.  The Company reduced headcount by approximately 500 employees as a result of these actions.

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

During the quarters and nine months ended September 30, 2019 and 2018, the Company recorded pre-tax expenses related to the 2017 Restructuring as follows (in thousands):

	Quarter Ended September 30, 2019					Quarter Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Corporate	Total
Severance and benefit related costs	$210	$447	$74	$416	$1,147	$914	$35	$—	$949
Contract termination costs	201	8	—	—	209	215	—	—	215
Relocation and other moving costs	79	—	—	—	79	55	—	—	55
Other restructuring costs (1)	5,414	463	65	1,230	7,172	4,952	988	264	6,204
Total pre-tax restructuring charges	$5,904	$918	$139	$1,646	$8,607	$6,136	$1,023	$264	$7,423

(1)	For the quarter ended September 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East, disposing of certain international businesses and other cost savings initiatives. For the quarter ended September 30, 2018, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting non-pipe-related applications for the Tyfo® systems in North America and right-sizing the CIPP operations in Australia and Denmark.

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Corporate	Total
Severance and benefit related costs	$1,043	$2,192	$114	$425	$3,774	$2,695	$352	$170	$3,217
Contract termination costs	534	815	—	98	1,447	1,052	—	150	1,202
Relocation and other moving costs	130	144	—	—	274	129	—	—	129
Other restructuring costs (1)	8,854	1,192	65	2,383	12,494	8,006	2,471	555	11,032
Total pre-tax restructuring charges	$10,561	$4,343	$179	$2,906	$17,989	$11,882	$2,823	$875	$15,580

(1)	For the nine months ended September 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East, disposing of certain international businesses and other cost savings initiatives. For the nine months ended September 30, 2018, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting non-pipe-related applications for the Tyfo® systems in North America and right-sizing the CIPP operations in Australia and Denmark.

2017 Restructuring costs related to severance, other termination benefit costs and early contract termination costs were $1.4 million and $1.2 million for the quarters ended September 30, 2019 and 2018, respectively, and $5.5 and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively, are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the 2017 Restructuring recognized in the quarters and nine months ended September 30, 2019 and 2018 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended September 30, 2019					Quarter Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Corporate	Total (2)
Cost of revenues	$(30)	$(3)	$-	$-	$(33)	$138	$567	$—	$705
Operating expenses	748	315	65	732	1,860	2,333	421	264	3,018
Goodwill impairment	—	—	—	—	—	1,389	—	—	1,389
Definite-lived intangible asset impairment	—	—	—	—	—	870	—	—	870
Restructuring and related charges	490	455	74	416	1,435	1,184	35	—	1,219
Other expense	4,696	151	—	498	5,345	222	—	—	222
Total pre-tax restructuring charges	$5,904	$918	$139	$1,646	$8,607	$6,136	$1,023	$264	$7,423

(1)	Total pre-tax restructuring charges for the quarter ended September 30, 2019, include cash charges of $3.1 million and non-cash charges of $5.5 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the quarter ended September 30, 2018, include cash charges of $2.3 million and non-cash charges of $5.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Corporate	Total (2)
Cost of revenues	$(122)	$559	$—	$—	$437	$138	$567	$—	$705
Operating expenses	3,070	583	65	1,877	5,595	5,387	1,904	555	7,846
Goodwill impairment	—	—	—	—	—	1,389	—	—	1,389
Definite-lived intangible asset impairment	—	—	—	—	—	870	—	—	870
Restructuring and related charges	1,707	3,151	114	523	5,495	3,876	352	320	4,548
Other expense	5,906	50	—	506	6,462	222	—	—	222
Total pre-tax restructuring charges	$10,561	$4,343	$179	$2,906	$17,989	$11,882	$2,823	$875	$15,580

(1)	Total pre-tax restructuring charges include cash charges of $11.6 million and non-cash charges of $6.4 million. Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges include cash charges of $7.4 million and non-cash charges of $8.2 million. Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

The following tables summarize the 2017 Restructuring activity during the first nine months of 2019 and 2018 (in thousands):

				Utilized in 2019
	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2019
Severance and benefit related costs	$1,742	$3,774	$(26)	$2,434	$—	$3,056
Contract termination costs	359	1,447	(30)	1,153	—	623
Relocation and other moving costs	—	274	(4)	198	—	72
Other restructuring costs	311	12,494	(9)	5,954	6,419	423
Total pre-tax restructuring charges	$2,412	$17,989	$(69)	$9,739	$6,419	$4,174

(1)	Refers to cash utilized to settle charges during the first nine months of 2019.

				Utilized in 2018
	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2018
Severance and benefit related costs	$3,864	$3,217	$(30)	$4,754	$—	$2,297
Contract termination costs	650	1,202	(4)	1,337	—	511
Relocation and other moving costs	—	129	—	129	—	—
Other restructuring costs	675	11,032	—	3,204	8,150	353
Total pre-tax restructuring charges	$5,189	$15,580	$(34)	$9,424	$8,150	$3,161

(1)	Refers to cash utilized to settle charges during the first nine months of 2018.

5.	ASSETS AND LIABILITIES HELD FOR SALE

During the first half of 2019, the Company initiated plans to sell several entities as part of its ongoing strategic actions intended to generate higher returns and more predictable and sustainable long-term earnings growth.  Within Infrastructure Solutions, the Company initiated plans to divest its CIPP contracting businesses in Europe: Insituform Netherlands, Insituform Spain and Environmental Techniques.  See Note 14 for additional information on the sale of the CIPP contracting operations of Insituform Netherlands, effective October 11, 2019.  Within Corrosion Protection, the Company initiated plans to divest its interests in Corrpower, Aegion South Africa and United Mexico.  See Note 14 for additional information on the sale of the Company’s interest in United Mexico, effective October 11, 2019.  During the third quarter of 2019, the Company ended its negotiations with potential buyers for Corrpower and Aegion South Africa.  Accordingly, the relevant assets and liabilities for each of these entities was removed from held for sale and accounted for as held and used at September 30, 2019.  These entities will now be exited as part of the 2017 Restructuring.  Based on management's expectation of liquidation value, no additional impairment losses were recorded as a result of the change in accounting.  In the event the Company is unable to liquidate the assets and liabilities at a price that is less than favorable, the Company could incur a loss on disposal.

The Company is currently in various stages of discussions with third parties for each of the remaining entities and believes that it is probable that a sale of each entity will occur in the second half of 2019 or early in 2020.

During 2018, the Company’s board of directors approved a plan to divest the assets and liabilities of Insituform Australia.  During the second quarter of 2019, the Company ended its negotiations with a potential third-party acquirer and began discussions with another third party.  Because of these new negotiations, management believes that it is probable that a sale will occur in the fourth quarter of 2019.

The relevant asset and liability balances at September 30, 2019 and December 31, 2018 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell.  Based on management’s expectation of fair value less cost to sell, the Company recorded an impairment of assets held for sale of $11.9 million in the Consolidated Statement of Operations during the second quarter of 2019.  Impairment charges of $5.1 million and $3.9 million were recorded for Insituform Australia and Insituform Netherlands, respectively, which are reported within the Infrastructure Solutions reportable segment, and $1.1 million and $1.8 million were recorded for Corrpower and United Mexico, respectively, which are reported within the Corrosion Protection reportable segment.  In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur additional impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	September 30, 2019(1)	December 31, 2018(2)
Assets held for sale:
Current assets
Receivables, net	$7,446	$1,309
Retainage	481	15
Contract assets	9,431	1,777
Inventories	3,003	2,123
Prepaid expenses and other current assets	2,857	300
Total current assets	23,218	5,524
Property, plant & equipment, less accumulated depreciation	7,757	2,268
Goodwill	4,224	—
Intangible assets, less accumulated amortization	1,425	—
Operating lease assets	2,213	—
Deferred income tax assets	707	—
Other assets	87	—
Impairment of assets held for sale	(10,812)	—
Total assets held for sale	$28,819	$7,792

Liabilities held for sale:
Current liabilities
Accounts payable	$6,290	$1,331
Accrued expenses	12,400	3,891
Contract liabilities	404	38
Current maturities of long-term debt	—	—
Total current liabilities	19,094	5,260
Operating lease liabilities	1,058	—
Other non-current liabilities	27	—
Total liabilities held for sale	$20,179	$5,260

(1)	Includes Insituform Australia, Insituform Netherlands, Insituform Spain, Environmental Techniques and United Mexico.
(2)	Includes Insituform Australia.

6.	LEASES

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

The following table presents the components of lease expense (in thousands):

	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5,501	$16,891
Short-term lease cost	8,125	20,846
Total lease cost	$13,626	$37,737

Supplemental cash flow information related to leases was as follows (in thousands):

	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – Operating leases	$5,461	$16,905

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,150	$10,982

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019(1)
Operating leases:
Operating lease assets	$65,211

Accrued expenses	$16,008
Other liabilities	50,903
Total operating lease liabilities	$66,911

Weighted-average remaining lease term (in years)	5.49
Weighted-average discount rate	6.17%

(1)	Amounts exclude operating lease assets of $2.2 million and other liabilities of $1.1 million that were classified as held for sale at September 30, 2019 (see Note 5).

Operating lease liabilities under non-cancellable leases were as follows (in thousands):

September 30, 2019
Three months ended December 31, 2019	$4,890
2020	17,684
2021	15,034
2022	11,974
2023	9,609
Thereafter	19,376
Total undiscounted operating lease liabilities	78,567
Less: Imputed interest	(11,656)
Total discounted operating lease liabilities	$66,911

Minimum rental commitments under non-cancellable leases as of December 31, 2018 for years 2019 through 2023 were $19.8 million, $15.1 million, $11.5 million, $8.1 million and $5.4 million, respectively, and $7.2 million thereafter.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2018
Goodwill, gross	$244,521	$76,383	$81,504	$402,408
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	181,673	30,983	47,977	260,633
2019 Activity:
Foreign currency translation	(1,084)	276	—	(808)
Reclassification to assets held for sale (1)	(4,224)	—	—	(4,224)
Balance, September 30, 2019
Goodwill, gross	239,213	76,659	81,504	397,376
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	$176,365	$31,259	$47,977	$255,601

(1)	During the second quarter of 2019, the Company classified certain assets of its CIPP contracting operation in Europe as held for sale. See Note 5.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	1.0	$3,894	$(3,801)	$93	$3,894	$(3,716)	$178
Leases	1.3	864	(755)	109	864	(689)	175
Trademarks	9.8	15,657	(6,699)	8,958	15,751	(6,202)	9,549
Non-competes	3.7	2,434	(1,422)	1,012	2,529	(1,229)	1,300
Customer relationships	7.8	157,342	(74,122)	83,220	159,719	(66,753)	92,966
Patents and acquired technology	8.0	38,660	(24,154)	14,505	38,338	(22,810)	15,528
Total intangible assets	—	$218,850	$(110,953)	$107,897	$221,095	$(101,399)	$119,696

Amortization expense was $3.4 million and $3.5 million for the quarters ended September 30, 2019 and 2018, respectively, and $10.3 million and $10.4 million for the nine months ended September 30, 2019 and 2018, respectively.  Estimated amortization expense by year is as follows (in thousands):

2019	$13,611
2020	13,518
2021	13,338
2022	13,338
2023	13,338

8.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term note, due February 27, 2023, annualized rates of 4.10% and 4.59%, respectively	$262,500	$282,188
Line of credit, 4.04% and 4.45%, respectively	39,000	31,000
Other notes with interest rates from 3.3% to 7.8%	736	1,031
Subtotal	302,236	314,219
Less – Current maturities of long-term debt	35,736	29,469
Less – Unamortized loan costs	2,253	2,747
Total	$264,247	$282,003

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

Generally, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio.  The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio.  The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2019 was approximately 4.04%.

The Company’s indebtedness at September 30, 2019 consisted of $262.5 million outstanding from the term loan under the amended Credit Facility and $39.0 million on the line of credit under the amended Credit Facility. Additionally, the Company had $0.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners).  During the first nine months of 2019, the Company had net borrowings of $8.0 million on the line of credit for domestic working capital needs.

As of September 30, 2019, the Company had $25.2 million in letters of credit issued and outstanding under the amended Credit Facility.  Of such amount, $12.3 million was collateral for the benefit of certain of our insurance carriers and $12.9 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2018 consisted of $282.2 million outstanding from the term loan under the amended Credit Facility, $31.0 million on the line of credit under the amended Credit Facility and $1.0 million of third-party notes and bank debt.

At September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s long-term debt was approximately $311.5 million and $307.7 million, respectively.  Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 2 inputs as defined in Note 13.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020.  The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility.  The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount.  The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility.  After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of September 30, 2019 was approximately 3.71%.  This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.  See Note 13.

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

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio.  Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.50 to 1.00.  At September 30, 2019, the Company’s consolidated financial leverage ratio was 3.29 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $19.6 million of additional debt.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00.  At September 30, 2019, the Company’s fixed charge ratio was 1.33 to 1.00.

At September 30, 2019, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2018, the Company’s board of directors authorized the open market repurchase of up to two million shares of the Company’s common stock through one or more trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The program did not establish a time period in which the repurchases had to be made.  In December 2018, the Company amended its Credit Facility, which limits the open market share repurchases to $32.0 million for 2019.  Once repurchased, the Company promptly retires such shares.

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

During the first nine months of 2019, the Company acquired 1,426,916 shares of the Company’s common stock for $24.9 million ($17.46 average price per share) through the open market repurchase program discussed above, 110,406 shares of the Company’s common stock for $2.2 million ($20.21 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units, and 48,409 shares of the Company’s common stock for $1.0 million ($20.52 average price per share) in connection with “net, net” exercises of employee stock options.  Once repurchased, the Company immediately retired all such shares.

During the first nine months of 2018, the Company acquired 548,198 shares of the Company’s common stock for $13.2 million ($24.07 average price per share) through open market repurchases and 224,700 shares of the Company’s common stock for $5.4 million ($24.15 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units.  Once repurchased, the Company immediately retired all such shares.  The Company did not acquire any of the Company’s common stock in connection with “net, net” exercises of employee stock options during the first nine months of 2018.

Equity-Based Compensation Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”).  In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan.  The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights.  The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards.  As of September 30, 2019, 1,998,884 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan.  In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan.  The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units.  The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan.  As of September 30, 2019, 323,813 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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

A summary of the stock award activity is as follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	1,143,205	$23.26
Period Activity:
Restricted stock units awarded	323,939	20.03
Performance stock units awarded	146,367	22.78
Restricted stock units distributed	(222,745)	18.65
Performance stock units distributed	(111,155)	25.85
Restricted stock units forfeited	(40,994)	22.61
Performance stock units forfeited	(63,818)	25.35
Outstanding at September 30, 2019	1,174,799	$22.84

Expense associated with stock awards was $1.5 million and $1.1 million for the quarters ended September 30, 2019 and 2018, respectively and $5.5 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.  Unrecognized pre-tax expense of $12.0 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.96 years for awards outstanding at September 30, 2019.

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

A summary of deferred stock unit activity is as follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	287,350	$20.80
Period Activity:
Awarded	47,767	19.59
Distributed	(84,184)	20.38
Outstanding at September 30, 2019	250,933	$20.71

Expense associated with deferred stock unit awards was $0.3 million and $0.1 million for the quarters ended September 30, 2019 and 2018, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.  Unrecognized pre-tax expense of $0.4 million related to deferred stock unit awards is expected to be recognized over the weighted average service period of 0.6 years for awards outstanding at September 30, 2019.

Stock Options

Stock options on the Company’s common stock were previously awarded from time to time to executive officers and certain key employees of the Company.  Stock options granted generally had a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.  There were 52,783 stock options exercised during the nine months ended September 30, 2019 with a weighted average exercise price of $18.11 per share.  There were no stock options outstanding at September 30, 2019.

10.	TAXES ON INCOME

The Company’s effective tax rate in the quarter and nine month period ended September 30, 2019 was a benefit of 1.8% on pre-tax income and an expense of 143.3% on a pre-tax loss, respectively.  The effective rate for the third quarter of 2019 was positively impacted by a $1.7 million return-to-provision true-up primarily related to foreign tax credits applied to the mandatory deemed repatriation from the Tax Cuts and Jobs Act (“TCJA”).  This adjustment provided a 27.0% benefit to the effective tax rate during the third quarter of 2019.  Partially offsetting this were negative impacts from: (i) significant pre-tax charges related to currency translation adjustments, which were not deductible for tax purposes; and (ii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.  The effective rate for the nine-month period was negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.  Partially offsetting the negative factors was the $1.7 million of return-to-provision true-ups noted in the quarterly discussion above.

The Company’s effective tax rate in the quarter and nine-month period ended September 30, 2018 was a benefit of 1,275% on a pre-tax loss and an expense of 22.9% on pre-tax income, respectively.  These effective rates were positively impacted by a $1.5 million adjustment to the mandatory deemed repatriation tax on foreign earnings and a $1.5 million net tax benefit related to employee share-based awards that vested during the first quarter of 2018.  In total, these two adjustments had a 39.3% benefit to the effective tax rate during the first nine months of 2018.  Offsetting these positive impacts were valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized.

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

Contingencies

In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies, and accordingly, recorded an accrual related to various legal, tax, employee benefits and employment matters.  At December 31, 2018, the remaining accrual relating to these matters was $4.0 million.  During the third quarter of 2019, the Company paid $4.3 million to resolve all outstanding matters, with the final accrual adjustment of $0.3 million recorded to "Operating expenses" in the Consolidated Statement of Operations.

Purchase Commitments

The Company had no material purchase commitments at September 30, 2019.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety.  As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2019 on its Consolidated Balance Sheet.

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

In 2019, the Company began reporting Corporate expenses separately rather than allocating those costs to the operating segments.  The reported information for the quarter and nine months ended September 30, 2018 has been revised to conform to the current period presentation.

Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Infrastructure Solutions	$156,087	$155,681	$443,069	$450,840
Corrosion Protection	75,901	105,624	217,996	300,118
Energy Services	76,801	78,374	243,368	248,612
Total revenues	$308,789	$339,679	$904,433	$999,570

Gross profit:
Infrastructure Solutions	$39,569	$38,135	$105,026	$100,793
Corrosion Protection	17,232	26,411	46,797	74,524
Energy Services	9,991	8,127	30,701	29,913
Total gross profit	$66,792	$72,673	$182,524	$205,230

Operating income (loss):
Infrastructure Solutions (1)	$18,376	$13,088	$33,211	$29,241
Corrosion Protection (2)	2,362	8,299	(3,261)	20,214
Energy Services	2,257	456	7,479	6,081
Corporate (3)	(8,346)	(8,834)	(23,095)	(24,887)
Total operating income	14,649	13,009	14,334	30,649
Other income (expense):
Interest expense	(3,446)	(3,870)	(10,602)	(13,236)
Interest income	268	130	814	239
Other (4)	(5,236)	(9,281)	(6,925)	(10,049)
Total other expense	(8,414)	(13,021)	(16,713)	(23,046)
Income (loss) before taxes on income	$6,235	$(12)	$(2,379)	$7,603

(1)

Operating income in the third quarters of 2019 and 2018 include $1.2 million and $5.9 million, respectively, of 2017 Restructuring charges (see Note 4) and $0.5 million and $0.1 million, respectively, of costs primarily related to the planned divestiture of certain international operations. Operating income in the first nine months of 2019 and 2018 includes $4.7 million and $11.7 million, respectively, of 2017 Restructuring charges and $1.0 million and $0.4 million, respectively, of divestiture costs.  Additionally, operating income in the first nine months of 2019 includes $9.0 million of impairment charges to assets held for sale (see Note 5).

(2)

Operating income in the third quarters of 2019 and 2018 include $0.8 million and $1.0 million, respectively, of 2017 Restructuring charges (see Note 4) and less than $0.1 million and $1.6 million, respectively, of costs primarily related to the planned divestiture of certain international operations in 2019 and the divestiture of Bayou in 2018.  Operating income in the first nine months of 2019 and 2018 includes $4.3 million and $2.8 million, respectively, of 2017 Restructuring charges, and $0.1 million and $1.8 million, respectively, of divestiture costs.  Additionally, operating income in the first nine months of 2019 includes $2.9 million of impairment charges to assets held for sale (see Note 5).

(3)

Operating loss in the third quarters of 2019 and 2018 include $1.1 and $0.3 million, respectively, of 2017 Restructuring charges (see Note 4), and $1.3 million and $3.1 million, respectively, of costs primarily related to the planned divestiture of certain international operations in 2019 and the divestiture of Bayou in 2018.  Operating loss in the first nine months of 2019 and 2018 includes $2.4 million and $0.9 million, respectively, of 2017 Restructuring charges and $1.6 million and $3.9 million, respectively, of divestiture costs.

(4)

Other expense in the third quarter and first nine months of 2019 includes $5.3 million and $6.5 million, respectively, of 2017 Restructuring charges (see Note 4).  Other expense for the third quarter and first nine months of 2018 includes charges of $8.7 million related to the loss on the sale of Bayou (see Note 1) and $0.2 million related to 2017 restructuring charges (see Note 4).

The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues: (1)
United States	$231,904	$246,574	$680,666	$736,805
Canada	32,124	35,920	89,584	95,185
Europe	16,347	16,281	49,731	48,135
Other foreign	28,414	40,904	84,452	119,445
Total revenues	$308,789	$339,679	$904,433	$999,570

Gross profit: (1)
United States	$48,331	$46,586	$130,950	$137,071
Canada	6,424	7,265	14,906	17,494
Europe	4,309	2,931	11,139	5,467
Other foreign	7,728	15,891	25,529	45,198
Total gross profit	$66,792	$72,673	$182,524	$205,230

(1)	Revenues and gross profit are attributed to the country of origin

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes.  From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions.  For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge.  All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance.  At September 30, 2019, the Company’s cash flow hedges were in a net deferred loss position of $5.3 million compared to a net deferred gain position of $1.8 million at December 31, 2018.  The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position.  The Company presents derivative instruments in the consolidated financial statements on a gross basis.  Deferred gains and losses were recorded in other non-current assets and other non-current liabilities, respectively, and other comprehensive income on the Consolidated Balance Sheets.  The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars.  The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities.  During the first nine months of 2019 and 2018, losses of $0.2 million and $0.4 million, respectively, were recorded upon settlement of foreign currency forward exchange contracts.  Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.

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

On March 12, 2018, the Company entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility.  The swap will require the Company to make a monthly fixed rate payment of 2.937% calculated on the then amortizing notional amount (scheduled to be $170.6 million in October 2020), and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount.  The receipt of the monthly LIBOR-based payment will offset the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility.  This interest rate swap will be used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and accounted for as a cash flow hedge.

The following table summarizes the Company’s derivative position at September 30, 2019:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Interest Rate Swap	—	$196,875,000	3.25	—

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$349	$3,648
	Total Assets	$349	$3,648

Interest Rate Swaps	Other non-current liabilities	$5,646	$1,885
	Total Liabilities	$5,646	$1,885

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$—
	Total Assets	$—	$—

Forward Currency Contracts	Accrued expenses	$—	$44
	Total Liabilities	$—	$44

	Total Derivative Assets	$349	$3,648
	Total Derivative Liabilities	5,646	1,929
	Total Net Derivative Asset (Liability)	$(5,297)	$1,719

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

The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended September 30, 2019.  Certain financial instruments are required to be recorded at fair value.  Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows.  Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined.

14.	SUBSEQUENT EVENTS

Sale of Certain Assets of Insituform Netherlands

On October 11, 2019, the Company sold its CIPP contracting operations of Insituform Netherlands to GMB Rioleringstechnieken B.V., a Dutch company (“GMB”).  The CIPP contracting operations of Insituform Netherlands were part of the Company’s Infrastructure Solutions segment.  The Company retained certain assets relating to the wet-out facility in The Netherlands and will continue such operation in order to provide liners in continental Europe as part of the Company’s tube manufacturing and product sales business.  In connection with the sale, the Company entered into a five-year tube supply agreement whereby GMB will buy liners from the Company.  During the second quarter of 2019, the Company recorded an impairment charge of $3.9 million to adjust carrying value to the expected fair value less cost to sell.  No additional impairment charges are expected to be recorded as the net carrying value approximated or was less than the sale price of the assets.

Sale of United Mexico

On October 11, 2019, the Company sold its fifty-five percent (55%) interest in United Mexico, its Mexican Tite Liner® joint venture, to its joint venture partner, Miller Pipeline de Mexico, S.A. de C.V., a Mexican company (“Miller”).  Miller owned the remaining forty-five percent (45%) interest in United Mexico.  United Mexico served as the Company’s pipe lining operation in Mexico and was part of the Company’s Corrosion Protection segment.  In connection with the sale, the Company entered into a long-term license agreement pursuant to which United Mexico will be the exclusive licensee in Mexico with respect to certain trademarks, patents and other intellectual property relating to the Company’s pipe lining business.  The Company further expects to enter into a long-term agreement for the supply of equipment and consumables as well as the provision of services to United Mexico.  During the second quarter of 2019, the Company recorded an impairment charge of $1.8 million to adjust carrying value to the expected fair value less cost to sell.  No additional impairment charges are expected to be recorded as the net carrying value approximated or was less than the sale price.

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

In 2019, we began reporting Corporate expenses separately rather than allocating those costs to the operating segments.  The reported information for the quarter and nine months ended September 30, 2018 has been revised to conform to the current period presentation.

Our Long-Term Strategy

We are committed to being a valued partner to our customers, with a constant focus on expanding those relationships by solving complex infrastructure problems, enhancing our capabilities and improving execution while also developing or acquiring innovative technologies and comprehensive services.  We are pursuing three key strategic initiatives:

Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend.  While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment.  We are committed to maintaining our market leadership position in the rehabilitation of wastewater pipelines in North America using our CIPP technology, the largest contributor to Aegion’s consolidated revenues.  We have a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines.  The focus today is growing our presence in the rehabilitation of pressure pipelines, primarily through internal development; and potentially, acquisitions.  Our pressure pipe portfolio includes Fusible PVC®, InsituMain® CIPP, Tyfo® fiber-reinforce polymer (“FRP”) and Tite Liner® high-density polyethylene (“HDPE”) systems.  As part of our pressure pipe strategy, we have continued to invest in the development of a mechanical services reinstatement for pressure pipe lateral connections.  We believe this new technology will allow Aegion to become a leading provider in the North American pressure pipe rehabilitation market, with the offering currently anticipated to be ready for commercialization during the fourth quarter of 2019 or early 2020.  We also are continuing to grow our third-party product sales, both domestically and internationally.  Our international strategy is to use a blend of third-party product sales as well as FRP contract installation operations in select markets.  A key to the success of this strategy is a continuing focus on improving productivity to reduce costs and increase efficiencies across the entire value chain from engineering, manufacturing and installation of our technology-based solutions.

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

Downstream Oil Refining and Industrial Facility Maintenance – We have long-term relationships with oil refinery and industrial customers on the United States West Coast through our Energy Services segment.  Our objective is to leverage those relationships to expand the services we provide in mechanical maintenance, electrical and instrumentation services, small capital construction, shutdown and turnaround maintenance activity and specialty services.  We also continue to promote our safety and turnaround specialty services.  There are opportunities in other industries on the West Coast such as oil and oil product terminals, chemicals, industrial gas and power to leverage our experience in maintenance and construction services.  In addition, we are looking to expand our turnaround and specialty services beyond the West Coast to the Rocky Mountain region.

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

Energy Services

We expect Energy Services to continue to build on the momentum achieved in 2018 and the first half of 2019.  The outlook for day-to-day downstream refinery maintenance remains robust based on long-term contracts and our position as the lead outsourced provider of maintenance services at refineries on the United States West Coast.  We have an effort underway to expand our services to those customers in mechanical maintenance, turnaround services, electrical and instrumentation maintenance and small capital construction activities as well as expand beyond our current West Coast footprint to the Rocky Mountain region.

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

During 2018 and 2019, our board of directors approved additional actions with respect to the 2017 Restructuring, which included the decisions to: (i) divest the Australia and Denmark CIPP businesses; (ii) take actions to further optimize operations within North America, including measures to reduce consolidated operating costs; and (iii) divest or otherwise exit multiple additional international businesses, including: (a) our cathodic protection installation activities in the Middle East, including Corrpower International Limited, our cathodic protection materials manufacturing and production joint venture in Saudi Arabia; (b) United Pipeline de Mexico S.A. de C.V., our Tite Liner® joint venture in Mexico (“United Mexico”); (c) our Tite Liner® businesses in Brazil and Argentina; (d) Aegion South Africa Proprietary Limited, our Tite Liner® and CIPP joint venture in the Republic of South Africa; and (e) our CIPP contract installation operations in England, the Netherlands, Spain and Northern Ireland.

We divested our Bayou and Denmark CIPP businesses in 2018.  Discussions are underway with a prospective buyer for the sale of the Australia CIPP business and we believe that it is probable that a sale will occur in 2019.  During the second quarter of 2019, we initiated plans to exit additional international businesses, including our remaining CIPP contracting businesses in Europe: Insituform Rioolrenovatietechnicken B.V. (“Insituform Netherlands”); Insituform Technologies Iberica SA (“Insituform Spain”); and Environmental Techniques Limited (“Environmental Techniques”).  With the exception of Environmental Techniques, planned divestitures and exits of all international businesses are expected to be substantially complete by December 31, 2019.

Total pre-tax 2017 Restructuring charges recorded during the first nine months of 2019 were $18.0 million ($15.1 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination and other restructuring costs associated with the restructuring efforts described above.  Total pre-tax 2017 Restructuring and related impairment charges since inception were $157.6 million ($140.9 million post-tax), including cash charges of $37.3 million and non-cash charges of $120.3 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America.

We expect to incur additional cash charges of less than $5 million related to the 2017 Restructuring.  We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.  The identified charges are primarily focused in the international operations of both Infrastructure Solutions and Corrosion Protection, but will also include certain charges in Energy Services and Corporate to a lesser extent.  We expect to reduce headcount by 30 employees as a result of these further actions.

Additionally, we expect to reduce our global headcount at September 30, 2019 by nearly 250 employees as a result of the planned divestitures described below.

See Notes 4 and 14 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.

Divestitures – Planned and Completed

Through our restructuring efforts to exit higher risk, low return markets and streamline our operations, we have divested, or planned to divest, certain businesses in our Infrastructure Solutions and Corrosion Protection segments during 2019 and 2018:

i.	In October 2019, we sold the CIPP contracting operations of Insituform Netherlands. We retained certain assets relating to the wet-out facility in The Netherlands and will continue such operation in order to provide liners in continental Europe as part of our tube manufacturing and product sales business. In connection with the sale, we entered into a five-year tube supply agreement whereby the buyers will purchase our Insituform® CIPP liners.

ii.	In October 2019, we sold our interest in United Mexico to our joint venture partner. In connection with the sale, we entered into a long-term license agreement pursuant to which United Mexico will be the exclusive licensee in Mexico with respect to certain trademarks, patents and other intellectual property relating to our pipe lining business. We further expect to enter into a long-term agreement for the supply of equipment and consumables as well as the provision of services to United Mexico.

iii.	During the second quarter of 2019, we initiated plans to sell Insituform Spain and Environmental Techniques. We currently believe it is probable that a sale of Insituform Spain will occur in the fourth quarter of 2019 and a sale of Environmental Techniques will occur in early 2020.

iv.

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

v.

During the third quarter of 2018, we sold substantially all of the assets of Bayou and our ownership interest in Bayou Wasco Insulation LLC, which collectively had been held for sale as part of the 2017 Restructuring and reflected our desire to reduce further our exposure in the North American upstream oil and gas markets.

vi.

During the second quarter of 2018, our board of directors approved plans to divest the assets and liabilities of our CIPP operations in Australia (“Insituform Australia”).  During the second quarter of 2019, we ended our negotiations with a potential third-party acquirer and began discussions with another third party.  Because of these new negotiations, we believe that it is probable that we will close a transaction in the fourth quarter of 2019.

See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters and Nine Month Periods Ended September 30, 2019 and 2018

Significant Events

2017 Restructuring – As part of the 2017 Restructuring, we recorded pre-tax charges of $18.0 million ($15.1 million post-tax) and $15.6 million ($14.0 million post-tax) during the first nine months of 2019 and 2018, respectively.  Restructuring charges primarily impacted the Infrastructure Solutions and Corrosion Protection reportable segments.  See Note 4 to the consolidated financial statements contained in this Report.

Impairment of Assets Held for Sale – During the second quarter of 2019, we recorded a loss on assets held for sale of $11.9 million based on our expectation of fair value less cost to sell.  Charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments.

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $2.8 million ($2.2 million post-tax) and $6.0 million ($4.5 million post-tax) during the first nine months of 2019 and 2018, respectively, related primarily to the planned divestitures of Insituform Australia, Insituform Netherlands, Insituform Spain, Environmental Techniques and United Mexico in 2019 and the Bayou divestiture and acquisitions of Hebna and P2S in 2018.  Expenses primarily impacted the Infrastructure Solutions and Corrosion Protection reportable segments.

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

Consolidated Operating Results

Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$308,789	$339,679	$(30,890)	(9.1)%
Gross profit	66,792	72,673	(5,881)	(8.1)%
Gross profit margin	21.6%	21.4%	N/A	20bp
Operating expenses	48,866	51,386	(2,520)	(4.9)%
Goodwill impairment	—	1,389	(1,389)	N/M
Definite-lived intangible asset impairment	—	870	(870)	N/M
Acquisition and divestiture expenses	1,842	4,800	(2,958)	(61.6)%
Restructuring and related charges	1,435	1,219	216	17.7%
Operating income	14,649	13,009	1,640	12.6%
Operating margin	4.7%	3.8%	N/A	90bp
Net income (loss) attributable to Aegion Corporation	6,036	(447)	6,483	(1450.3)%

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$904,433	$999,570	$(95,137)	(9.5)%
Gross profit	182,524	205,230	(22,706)	(11.1)%
Gross profit margin	20.2%	20.5%	N/A	(30)bp
Operating expenses	147,990	161,750	(13,760)	(8.5)%
Goodwill impairment	—	1,389	(1,389)	N/M
Definite-lived intangible asset impairment	—	870	(870)	N/M
Impairment of assets held for sale	11,946	—	11,946	N/M
Acquisition and divestiture expenses	2,759	6,024	(3,265)	(54.2)%
Restructuring and related charges	5,495	4,548	947	20.8%
Operating income	14,334	30,649	(16,315)	(53.2)%
Operating margin	1.6%	3.1%	N/A	(150)bp
Net income (loss) attributable to Aegion Corporation	(6,331)	5,405	(11,736)	(217.1)%

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $30.9 million, or 9.1%, in the third quarter of 2019 compared to the third quarter of 2018.  The decrease in revenues was due to a $29.7 million decrease in Corrosion Protection primarily from lower revenues in our Middle East coating services operation due to the absence of large coatings projects in 2019 and the sale of our pipe coating and insulation operation in 2018, and a $1.6 million decrease in Energy Services due to lower construction activities partially offset by higher maintenance activity.  Partially offsetting these decreases was a $0.4 million increase in Infrastructure Solutions primarily due to increased North American revenues from CIPP contracting installation services and FRP projects.

Revenues decreased $95.1 million, or 9.5%, in the first nine months of 2019 compared to the first nine months of 2018.  The decrease in revenues was due to: (i) a $82.1 million decrease in Corrosion Protection, driven by the sale of our pipe coating and insulation operation in 2018 and lower revenues in our Middle East coating services operation due to the absence of large coatings projects in 2019; (ii) a $7.8 million decrease in Infrastructure Solutions from lower international revenues from our CIPP contracting installation services operations as we exit certain international markets and decreased Fusible PVC® project activity; and (iii) a $5.2 million decrease in Energy Services mainly due to decreased turnaround and construction services activities.

Gross Profit and Gross Profit Margin

Gross profit decreased $5.9 million, or 8.1%, in the third quarter of 2019 compared to the third quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.7 million in the third quarter of 2018.  Excluding restructuring charges, gross profit decreased $6.6 million, or 9.0%, in the third quarter of 2019 compared to the third quarter of 2018.  The decrease in gross profit was due to a $9.8 million decrease in Corrosion Protection primarily from lower gross margins associated with our Middle East coating services operation as larger projects were completed in the prior year and lower revenues and gross profit associated with our North American cathodic protection operations.  Partially offsetting this decrease was: (i) a $1.9 million increase in Energy Services mainly due to higher revenues associated with maintenance service activities and an improved mix of higher margin services; and (ii) a $1.3 million increase in Infrastructure Solutions primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and loss avoidance from the divestiture of the Denmark CIPP operation in 2018.

Gross profit margin improved 20 basis points to 21.6% in the third quarter of 2019 from 21.4% in the third quarter of 2018.  Excluding restructuring charges, gross profit margin remained consistent at 21.6% in the third quarters of 2019 and 2018.  Infrastructure Solutions gross profit margin improved 70 basis points due to productivity improvements in North American CIPP contracting activity and loss avoidance from Denmark noted above.  Energy Services also improved 260 basis points due to higher margins on maintenance services in the current year combined with the negative prior year impact of performance issues on one large construction services project.  Offsetting these improvements was a 280 basis point decrease in gross profit margin in Corrosion Protection primarily from lower gross margins associated with our Middle East coating services operation.

Gross profit decreased $22.7 million, or 11.1%, and gross profit margin declined 30 basis points in the first nine months of 2019 compared to the first nine months of 2018.  As part of our restructuring efforts, we recognized charges of $0.4 million and $0.7 million in the first nine months of 2019 and 2018, respectively.  Also during the first nine months of 2019, we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions.  Excluding restructuring charges and warranty costs, gross profit decreased $18.5 million, or 9.0%, but gross profit margin improved 10 basis points in the first nine months of 2019 compared to the same period in the prior year.  The decrease in gross profit was due to a $27.7 million decrease in Corrosion Protection driven by decreased gross profit from our divested pipe coating and insulation operation and lower gross profit from our Middle East coating services operation.  Offsetting the decreases was: (i) an $8.4 million increase in Infrastructure Solutions primarily due to greater execution efficiencies related to CIPP contracting installation services activity in our North American operation and loss avoidance due to the divestiture of Denmark in 2018; and (ii) a $0.8 million increase in Energy Services primarily from higher revenues associated with maintenance service activities.  Gross profit margin increased primarily due to the improvements noted in Infrastructure Solutions.

35

Operating Expenses

Operating expenses decreased $2.5 million, or 4.9%, in the third quarter of 2019 compared to the third quarter of 2018.  As part of our restructuring efforts, we recognized charges of $1.9 million and $3.0 million in the third quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $1.4 million, or 2.8%, in the third quarter of 2019 compared to the third quarter of 2018.  The decrease in operating expenses was due to a $2.0 million decrease in Corrosion Protection primarily due to our divested pipe coating and insulation operation and cost savings achieved in connection with our 2017 Restructuring actions.  Partially offsetting this decrease was a $0.3 million increase in Infrastructure Solutions primarily from increased costs to support the growth of and technology investments in our North American CIPP operation and increased incentive compensation expense.

Operating expenses as a percentage of revenues were 15.8% in the third quarter of 2019 compared to 15.1% in the third quarter of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 15.2% in the third quarter of 2019 compared to 14.2% in the third quarter of 2018, primarily due to decreased revenues from Corrosion Protection as noted above.

Operating expenses decreased $13.8 million, or 8.5%, in the first nine months of 2019 compared to the first nine months of 2018.  As part of our restructuring efforts, we recognized charges of $5.6 million and $7.8 million in the first nine months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $11.6 million, or 7.5%, in the first nine months of 2019 compared to the same period in the prior year.  The decrease in operating expenses was due to cost savings in all platforms.  Corrosion Protection decreased $7.0 million due to the same factors as noted above.  Infrastructure Solutions decreased $2.6 million due to exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America.  Energy Services decreased $0.8 million primarily due to lower variable costs associated with decreased turnaround and construction activity as well as higher prior year costs to support the labor transitions at refineries to comply with labor laws in California.  Corporate expenses were reduced by $1.1 million from decreased spending and other cost reduction initiatives and lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs.

Operating expenses as a percentage of revenues were 16.4% in the first nine months of 2019 compared to 16.2% in the first nine months of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 15.7% in the first nine months of 2019 compared to 15.4% in the comparable prior year period.

Consolidated Net Income (Loss)

Consolidated net income was $6.0 million in the third quarter of 2019 compared to a loss of $0.4 million in the third quarter of 2018.

Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $8.6 million and $5.1 million in the third quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $1.4 million in the third quarter of 2018; (iii) definite-lived intangible asset impairment charges of $0.9 million in the third quarter of 2018; (iv) acquisition and divestiture expenses of $1.8 million and $4.8 million in the third quarters of 2019 and 2018, respectively; and (v) an $8.7 million loss on the sale of Bayou in the third quarter of 2018.

Excluding the after-tax effect of the above items, consolidated net income was $12.5 million in the third quarter of 2019, a decrease of $2.4 million, or 16.2%, from $14.9 million in the third quarter of 2018.  The decrease was primarily due to lower operating income in Corrosion Protection due to lower contributions from the high-margin, large projects in our Middle East coating services operation in 2018 and lower revenues and gross profit associated with our North American cathodic protection operations in 2019.  Partially offsetting the decrease in consolidated net income was: (i) increased maintenance service activities and an improved mix of higher margin services at Energy Services; (ii) increased contributions from Infrastructure Solutions related to higher profitability from our North American CIPP operation and loss avoidance from the Denmark sale in 2018; and (iii) a lower effective income tax rate due to positive return-to-provision true-ups in the third quarter of 2019.  Consolidated net income in the third quarter of 2019, as compared to the third quarter of 2018, was also positively impacted by lower interest expense and fewer charges related to foreign currency transaction losses.

Consolidated net loss was $6.3 million in the first nine months of 2019, a decrease of $11.7 million from net income of $5.4 million in the first nine months of 2018.

Included in consolidated net income (loss) were the following pre-tax items; (i) restructuring charges of $18.0 million and $13.3 million in the first nine months of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $1.4 million in the first nine months of 2018; (iii) definite-lived intangible asset impairment charges of $0.9 million in the first nine months of 2018; (iv) acquisition and divestiture expenses of $2.8 million and $6.0 million in the first nine months of 2019 and 2018, respectively; (v) warranty reserve charges of $4.4 million related to a CIPP wastewater project in our North American operation of Infrastructure Solutions in the first nine months of 2019; (vi) impairment charges of $11.9 million related to assets held for sale in the first nine months of 2019; (vii) credit facility amendment fees of $1.8 million in the first nine months of 2018; and (viii) an $8.7 million loss on the sale of Bayou in the first nine months of 2018.

Excluding the after-tax effect of the above items, consolidated net income was $26.1 million for the nine months ended September 30, 2019, a decrease of $4.0 million, or 13.4%, from $30.2 million during the first nine months of 2018.  This decrease was due to lower operating income in Corrosion Protection, as noted in the quarterly variance discussion above.  Partially offsetting this decrease was an increase in operating income related to Infrastructure Solutions and Energy Services, as noted above, and decreased spending at Corporate.  Consolidated net income in the first nine months of 2019, as compared to the first nine months of 2018, was also positively impacted by lower interest expense and fewer charges related to foreign currency transaction losses, but was negatively impacted by higher non-controlling interest income and a slightly higher income tax rate due to discrete benefits recorded in the prior year period.

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

The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Infrastructure Solutions (1)	$329.6	$310.0	$323.3	$343.0
Corrosion Protection (2)	139.8	141.4	127.9	136.7
Energy Services	213.4	218.5	218.2	191.0
Total backlog (3)	$682.8	$669.9	$669.4	$670.7

(1)	Included backlog from exited or to-be exited operations of $18.7 million, $19.0 million, $32.3 million and $29.2 million at September 30, 2019, June 30, 2019, December 31, 2018 and September 30, 2018, respectively.

(2)	Included backlog from exited or to-be exited operations of $5.0 million, $7.1 million, $11.6 million and $11.4 million at September 30, 2019, June 30, 2019, December 31, 2018 and September 30, 2018, respectively.

(3)	Total backlog for September 30, 2019, June 30, 2019, December 31, 2018 and September 30, 2018 included backlog from exited or to-be exited operations of $23.7 million, $26.1 million, $43.9 million and $40.6 million, respectively.

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

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity.  As of September 30, 2019, 21.1% of our Corrosion Protection backlog related to these variable interest entities.  The backlog related to variable interest entities in Infrastructure Solutions was de minimus.  A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.  Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Consolidated customer orders, net of cancellations (“New orders”), increased $23.3 million, or 7.8%, to $321.7 million in the third quarter of 2019 compared to $298.4 million in the third quarter of 2018.  New orders decreased $85.6 million, or 8.5%, to $917.8 million in the nine months ended September 30, 2019 compared to $1,003.4 million in the nine months ended September 30, 2018.

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$156,087	$155,681	$406	0.3%
Gross profit	39,569	38,135	1,434	3.8%
Gross profit margin	25.4%	24.5%	N/A	90bp
Operating expenses	20,201	21,479	(1,278)	(5.9)%
Goodwill impairment	—	1,389	(1,389)	N/M
Definite-lived intangible asset impairment	—	870	(870)	N/M
Acquisition and divestiture expenses	502	125	377	301.6%
Restructuring and related charges	490	1,184	(694)	(58.6)%
Operating income	18,376	13,088	5,288	40.4%
Operating margin	11.8%	8.4%	N/A	340bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$443,069	$450,840	$(7,771)	(1.7)%
Gross profit	105,026	100,793	4,233	4.2%
Gross profit margin	23.7%	22.4%	N/A	130bp
Operating expenses	60,109	65,052	(4,943)	(7.6)%
Goodwill impairment	—	1,389	(1,389)	N/M
Definite-lived intangible asset impairment	—	870	(870)	N/M
Impairment of assets held for sale	8,996	—	8,996	N/M
Acquisition and divestiture expenses	1,003	365	638	174.8%
Restructuring and related charges	1,707	3,876	(2,169)	(56.0)%
Operating income	33,211	29,241	3,970	13.6%
Operating margin	7.5%	6.5%	N/A	100bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues increased $0.4 million, or 0.3%, in the third quarter of 2019 compared to the third quarter of 2018.  The increase in revenues was primarily due to increased North American activity for CIPP contracting installation services and FRP projects, partially offset by decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of the 2017 Restructuring and decreased Fusible PVC® project activity in our North American operation.

Revenues decreased $7.8 million, or 1.7%, in the first nine months of 2019 compared to the first nine months of 2018.  The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as discussed above; and (ii) decreased Fusible PVC® project activity in our North American operation following a strong comparable period in the prior year.  Partially offsetting the decrease in revenues was an increase in FRP project activity in our North American operation and CIPP contracting installation services activity in North America as a result of improved crew productivity.

Gross Profit and Gross Profit Margin

Gross profit increased $1.4 million, or 3.8%, in the third quarter of 2019 compared to the third quarter of 2018.  The increase in gross profit was primarily due to: (i) greater execution efficiencies related to CIPP contracting installation services activity in our North American operation; and (ii) loss avoidance due to the divestiture of Denmark in 2018.  Partially offsetting the increases were decreased contributions from our exited international CIPP contracting installation services operations and lower revenues and resulting gross profit from Fusible PVC® activity.  Gross profit margin improved 90 basis points in the third quarter of 2019 compared to the third quarter of 2018 mainly due to the same factors that improved gross profit above.

Gross profit increased $4.2 million, or 4.2%, and gross profit margin improved 130 basis points in the first nine months of 2019 compared to the first nine months of 2018.  During the first nine months of 2019, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation.  Excluding this charge, gross profit increased $8.4 million, or 8.3%, in the first nine months of 2019 compared to the first nine months of 2018.  The increases in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit in the third quarter of 2019 compared to the third quarter of 2018.

Operating Expenses

Operating expenses decreased $1.3 million, or 5.9%, in the third quarter of 2019 compared to the third quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.7 million and $2.3 million in the third quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses increased $0.3 million, or 1.6%, in the third quarter of 2019 compared to the third quarter of 2018.  The increase in operating expenses was primarily due to increased costs to support the growth of and technology investments in our North American CIPP operation, partially offset by exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America in connection with our 2017 Restructuring actions.

Operating expenses as a percentage of revenues were 12.9% in the third quarter of 2019 compared to 13.8% in the third quarter of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 12.5% in the third quarter of 2019 compared to 12.3% in the third quarter of 2018.

Operating expenses decreased $4.9 million, or 7.6%, in the first nine months of 2019 compared to the first nine months of 2018.  As part of our restructuring efforts, we recognized charges of $3.1 million and $5.4 million in the first nine months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $2.6 million, or 4.4%, in the first nine months of 2019 compared to the first nine months of 2018.  The decrease in operating expenses was primarily due to exiting CIPP contracting installation services in certain international locations in Europe and Asia, and achieved cost savings in North America in connection with our 2017 Restructuring actions.  These decreases were partially offset by increased costs to support the growth of our North American CIPP operation.

Operating expenses as a percentage of revenues were 13.6% for the first nine months of 2019 compared to 14.4% in the first nine months of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 12.9% in the first nine months of 2019 compared to 13.2% in the first nine months of 2018.

Operating Income and Operating Margin

Operating income increased $5.3 million, or 40.4%, to $18.4 million in the third quarter of 2019 compared to $13.1 million in the third quarter of 2018.  Operating margin improved to 11.8% in the third quarter of 2019 compared to 8.4% in the third quarter of 2018.

Included in operating income are the following items: (i) restructuring charges of $1.2 million and $3.8 million in the third quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) goodwill impairment charges of $1.4 million in the third quarter of 2018; (iii) definite-lived intangible asset impairment charges of $0.9 million in the third quarter of 2018; and (iv) acquisition and divestiture related expenses of $0.5 million and $0.1 million in the third quarters of 2019 and 2018, respectively.

Excluding the above items, operating income increased $1.0 million, or 5.0%, to $20.1 million in the third quarter of 2019 compared to $19.1 million in the third quarter of 2018, and operating margin improved 60 basis points to 12.9% in the third quarter of 2019 compared to 12.3% in the third quarter of 2018.  Operating income increased primarily due to: (i) improved profitability from our North American CIPP operation due to crew productivity improvement; and (ii) loss avoidance from the divestiture of Denmark in 2018.  These increases were partially offset by decreased profitability from Fusible PVC® project activity in our North American operation.

Operating income increased $4.0 million, or 13.6%, to $33.2 million in the first nine months of 2019 compared to $29.2 million in the first nine months of 2018.  Operating margin increased 100 basis points to 7.5% in the first nine months of 2019 compared to 6.5% in the first nine months of 2018.

Included in operating income are the following items: (i) restructuring charges of $4.7 million and $9.4 million in the first nine months of 2019 and 2018, respectively; (ii) goodwill impairment charges of $1.4 million in the first nine months of 2018; (iii) definite-lived intangible asset impairment charges of $0.9 million in the first nine months of 2018; (iv) acquisition and divestiture related expenses of $1.0 million and $0.4 million in the first nine months of 2019 and 2018, respectively; (v) a $4.4 million charge in the first nine months of 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation; and (vi) impairment charges of $9.0 million in the first nine months of 2019 related to assets held for sale.

Excluding the above items, operating income increased $11.0 million, or 26.7%, to $52.3 million in the first nine months of 2019 compared to $41.3 million in the first nine months of 2018.  Operating margin increased 260 basis points to 11.8% for the nine months ended September 30, 2019 compared to 9.2% for the nine months ended September 30, 2018.  The increase in operating income was primarily due to the same factors impacting the improvement in operating income in the third quarter of 2019 compared to the third quarter of 2018.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$75,901	$105,624	$(29,723)	(28.1)%
Gross profit	17,232	26,411	(9,179)	(34.8)%
Gross profit margin	22.7%	25.0%	N/A	(230)bp
Operating expenses	14,348	16,466	(2,118)	(12.9)%
Acquisition and divestiture expenses	67	1,611	(1,544)	(95.8)%
Restructuring and related charges	455	35	420	1200.0%
Operating income	2,362	8,299	(5,937)	(71.5)%
Operating margin	3.1%	7.9%	N/A	(480)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$217,996	$300,118	$(82,122)	(27.4)%
Gross profit	46,797	74,524	(27,727)	(37.2)%
Gross profit margin	21.5%	24.8%	N/A	(330)bp
Operating expenses	43,832	52,181	(8,349)	(16.0)%
Impairment of assets held for sale	2,950	—	2,950	N/M
Acquisition and divestiture expenses	125	1,777	(1,652)	(93.0)%
Restructuring and related charges	3,151	352	2,799	795.2%
Operating income (loss)	(3,261)	20,214	(23,475)	(116.1)%
Operating margin	(1.5)%	6.7%	N/A	(820)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $29.7 million, or 28.1%, in the third quarter of 2019 compared to the third quarter of 2018.  The decrease was primarily due to: (i) a $8.5 million decrease in revenues related to our pipe coating and insulation operation, which was divested in the third quarter of 2018; (ii) decreased revenue from our coating services operation, which benefited in the third quarter of 2018 from large project activity in the Middle East; (iii) decreased project activities in our North American cathodic protection operations, primarily in Canada; and (iv) decreased international revenues from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.

Revenues decreased $82.1 million, or 27.4%, in the first nine months of 2019 compared to the first nine months of 2018.  The decrease was primarily due to the same factors impacting the changes in the third quarter of 2019 compared to the third quarter of 2018.  The decrease in revenues related to our divested pipe coating and insulation operation was $26.3 million.

Gross Profit and Gross Profit Margin

Gross profit decreased $9.2 million, or 34.8%, and gross profit margin declined 230 basis points in the third quarter of 2019 compared to the third quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.6 million in the third quarter of 2018.  Excluding restructuring charges, gross profit decreased $9.8 million, or 36.1%, in the third quarter of 2019 compared to the third quarter of 2018 primarily due to: (i) a $0.3 million decrease in gross profit related to our divested pipe coating and insulation operation; (ii) lower revenues and gross margins associated with our coating services operation, most notably in the Middle East, as larger projects contributing to the prior year results were completed; and (iii) lower revenues and gross profit associated with our Canadian cathodic protection operations as noted above.

Gross profit decreased $27.7 million, or 37.2%, and gross profit margin declined 330 basis points in the first nine months of 2019 compared to the first nine months of 2018.  As part of our restructuring efforts, we recognized charges of $0.6 million in each of the first nine months of 2019 and 2018.  The decrease in gross profit was primarily due to: (i) a $5.0 million decrease in gross profit related to our divested pipe coating and insulation operation; (ii) lower revenues and gross margins associated with our coating services operation, as noted above; (iii) lower revenues and gross profit associated with our Canadian cathodic protection operations; and (iv) decreased gross profit from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.  Gross profit and gross profit margin were also negatively impacted by our U.S. cathodic protection operations, which experienced lower revenues, project delays and other inefficiencies, but was more than offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations.

Operating Expenses

Operating expenses decreased $2.1 million, or 12.9%, in the third quarter of 2019 compared to the third quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.3 million and $0.4 million in the third quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $2.0 million, or 12.5%, in the third quarter of 2019 compared to the third quarter of 2018.  Operating expenses decreased primarily due to: (i) a $0.9 million decrease related to our divested pipe coating and insulation operation; (ii) cost savings achieved in connection with our 2017 Restructuring actions; and (iii) lower incentive compensation expense.

Operating expenses as a percentage of revenues were 18.9% in the third quarter of 2019 compared to 15.6% in the third quarter of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 18.5% in the third quarter of 2019 compared to 15.2% in the third quarter of 2018.  The increase, as a percentage of revenues, was primarily driven by the lower revenues generated from our coating services operation during the third quarter of 2019 as compared to the same period in 2018.

Operating expenses decreased $8.3 million, or 16.0%, in the first nine months of 2019 compared to the first nine months of 2018.  As part of our restructuring efforts, we recognized charges of $0.6 million and $1.9 million in the first nine months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $7.0 million, or 14.0%, in the first nine months of 2019 compared to the first nine months of 2018.  Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the third quarter of 2019 compared to the third quarter of 2018.  Operating expenses as a percentage of revenues were 20.1% in the first nine months of 2019 compared to 17.4% in the first nine months of 2018.  Excluding restructuring charges, operating expenses as a percentage of revenues were 19.8% in the first nine months of 2019 compared to 16.8% in the first nine months of 2018.  The increase, as a percentage of revenues, was primarily driven by the lower revenues generated from our coating services operation, as noted above.

Operating Income (Loss) and Operating Margin

Operating income decreased $5.9 million to $2.4 million in the third quarter of 2019 compared $8.3 million in the third quarter of 2018.  Operating margin declined to 3.1% in the third quarter of 2019 compared to 7.9% in the third quarter of 2018.  Included in operating income are: (i) restructuring charges of $0.8 million and $1.0 million in the third quarters of 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) acquisition and divestiture related expenses of $0.1 million in the third quarter of 2019 and $1.6 million in the third quarter of 2018.

Excluding the above items, operating income decreased $7.7 million to $3.2 million in the third quarter of 2019 compared to $10.9 million in the third quarter of 2018 and operating margin declined to 4.2% in the third quarter of 2019 compared to 10.4% in the third quarter of 2018.  The decreases in operating income and operating margin were primarily the result of: (i) lower revenues and related gross profit generated from our coating service operation in the Middle East; (ii) lower revenues and gross profit associated with our North American cathodic protection operations; and (iii) decreased contributions from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring.  These decreases were partially offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations.

Operating income decreased $23.5 million to a loss of $3.3 million in the first nine months of 2019 compared to income of $20.2 million in the first nine months of 2018.  Operating margin declined to (1.5)% in the first nine months of 2019 compared to 6.7% in the first nine months of 2018.  Included in operating income (loss) are: (i) restructuring charges of $4.3 million and $2.8 million in the first nine months of 2019 and 2018, respectively; (ii) acquisition and divestiture related expenses of $0.1 million and $1.8 million in the first nine months of 2019 and 2018, respectively; and (iii) impairment charges of $3.0 million in the nine months ended September 30, 2019 related to assets held for sale.

Excluding the above items, operating income decreased $20.7 million, or 83.4%, to $4.1 million in the first nine months of 2019 compared to $24.8 million in the first nine months of 2018, and operating margin declined to 1.9% in the first nine months of 2019 compared to 8.3% in the first nine months of 2018.  The decreases in operating income and operating margin were primarily the result of: (i) lower revenues and related gross profit generated from our coating service operation in the Middle East; (ii) lower revenues and decreased project performance in our North American cathodic protection operations; (iii) decreased contributions from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of the 2017 Restructuring; and (iv) a $1.0 million decrease in operating income related to our divested pipe coating and insulation operation.  These decreases were partially offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations.

Energy Services Segment

Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$76,801	$78,374	$(1,573)	(2.0)%
Gross profit	9,991	8,127	1,864	22.9%
Gross profit margin	13.0%	10.4%	N/A	260bp
Operating expenses	7,660	7,671	(11)	(0.1)%
Restructuring and related charges	74	—	74	N/M
Operating income	2,257	456	1,801	395.0%
Operating margin	2.9%	0.6%	N/A	230bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$243,368	$248,612	$(5,244)	(2.1)%
Gross profit	30,701	29,913	788	2.6%
Gross profit margin	12.6%	12.0%	N/A	60bp
Operating expenses	23,108	23,832	(724)	(3.0)%
Restructuring and related charges	114	—	114	N/M
Operating income	7,479	6,081	1,398	23.0%
Operating margin	3.1%	2.4%	N/A	70bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $1.6 million, or 2.0%, in the third quarter of 2019 compared to the third quarter of 2018.  The decrease was due to lower construction activity in the current year period from a more selective project bidding process.  This decrease was partially offset by a higher volume of maintenance services activity and increased labor rates at refineries that were transitioned last year to comply with California labor laws.  Revenues from turnaround services also improved slightly in the third quarter of 2019 compared to the third quarter of 2018.

Revenues decreased $5.2 million, or 2.1%, in the first nine months of 2019 compared to the first nine months of 2018.  The decrease was due primarily to lower turnaround and construction activities compared to the record revenues achieved in the prior year period.  These decreases were partially offset by a higher volume of maintenance services activity as described above.

Gross Profit and Gross Profit Margin

Gross profit increased $1.9 million, or 22.9%, in the third quarter of 2019 compared to the third quarter of 2018 and gross profit margin improved 260 basis points in the third quarter of 2019 compared to the third quarter of 2018.  The increases in gross profit and gross profit margin were primarily due to higher revenues associated with maintenance service activities and an improved mix of higher margin services.  Also, gross profit and gross profit margin during the third quarter of 2018 was negatively impacted by project performance issues on one large construction services project.

Gross profit increased $0.8 million, or 2.6%, and gross profit margin improved 60 basis points in the first nine months of 2019 compared to the first nine months of 2018.  The increases in gross profit and gross profit margin were primarily due to the same factors impacting the changes in the third quarter of 2019.  In addition, despite lower revenues from turnaround services, gross profit margin associated with these services improved from the prior year period due to increased project efficiencies.

Operating Expenses

Operating expenses in the third quarter of 2019 were consistent as compared to the third quarter of 2018.  Operating expenses as a percentage of revenues were 10.0% in the third quarter of 2019 compared to 9.8% in the third quarter of 2018 primarily due to the decrease in revenues noted above.

Operating expenses in the first nine months of 2019 decreased $0.7 million, or 3.0%, compared to the first nine months of 2018.  The decrease was primarily due to lower variable costs associated with decreased turnaround and construction activity as well as higher prior year costs to support the labor transitions at refineries to comply with labor laws in California.  Operating expenses as a percentage of revenues were 9.5% in the first nine months of 2019 compared to 9.6% in the first nine months of 2018.

Operating Income and Operating Margin

Operating income increased $1.8 million, or 395.0%, to $2.3 million in the third quarter of 2019 compared to $0.5 million in the third quarter of 2018, primarily due to the increased maintenance activities and improved gross profit margins discussed above.  Operating margin improved to 2.9% in the third quarter of 2019 compared to 0.6% in the third quarter of 2018.

Operating income increased $1.4 million, or 23.0%, to $7.5 million in the first nine months of 2019 compared to $6.1 million in the first nine months of 2018.  Operating margin improved to 3.1% in the first nine months of 2019 compared to 2.4% in the first nine months of 2018.  The increases in operating income and operating margin were driven by increased maintenance services activities, improved gross profit margins and lower operating expenses discussed above.

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Quarter Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	6,657	5,770	887	15.4%
Acquisition and divestiture expenses	1,273	3,064	(1,791)	(58.5)%
Restructuring and related charges	416	—	416	N/M
Operating loss	(8,346)	(8,834)	488	(5.5)%
Operating margin	N/A	N/A	N/A	N/A

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	20,941	20,685	256	1.2%
Acquisition and divestiture expenses	1,631	3,882	(2,251)	(58.0)%
Restructuring and related charges	523	320	203	63.4%
Operating loss	(23,095)	(24,887)	1,792	(7.2)%
Operating margin	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

Operating Expenses

Operating expenses increased $0.9 million, or 15.4%, in the third quarter of 2019 compared to the third quarter of 2018.  As part of our restructuring efforts, we recognized charges of $0.7 million and $0.3 million in the third quarters of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses increased $0.4 million, or 7.6%, in the third quarter of 2019 compared to the third quarter of 2018.  This increase was primarily due to higher incentive compensation expense, partially offset by cost reduction initiatives and lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs.  Corporate operating expenses as a percentage of consolidated revenues were 2.2% in the third quarter of 2019 compared to 1.7% in the third quarter of 2018.

Operating expenses in the first nine months of 2019 increased $0.3 million, or 1.2% compared to the first nine months of 2018.  As part of our restructuring efforts, we recognized charges of $1.9 million and $0.6 million in the first nine months of 2019 and 2018, respectively.  Excluding restructuring charges, operating expenses decreased $1.1 million, or 5.6%, in the first nine months of 2019 compared to the same period in 2018.  The decrease in operating expenses was primarily due to reduced spending and other cost reduction initiatives as a result of the 2017 Restructuring and lower medical and prescription drug expenses described above, partially offset by higher incentive compensation expense.  Corporate operating expenses as a percentage of consolidated revenues were 2.3% in the first nine months of 2019 compared to 2.1% in the first nine months of 2018.

Other Income (Expense)

Interest Income and Expense

Interest income increased $0.1 million in the third quarter of 2019 compared to the prior year quarter primarily due to interest received on the $8.0 million note receivable acquired in the Bayou sale during the third quarter of 2018.  Interest expense decreased $0.4 million in the third quarter of 2019 compared to the prior year quarter primarily due to reduced loan principal balances during the third quarter of 2019 compared to the third quarter of 2018.

Interest income increased $0.6 million in the first nine months of 2019 compared to the prior year period primarily due to interest received on the note receivable mentioned above.  Interest expense decreased $2.6 million in the first nine months of 2019 compared to the same period in the prior year.  During the first nine months of 2018, we recognized expenses of $1.8 million related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs.  Excluding these expenses, interest expense decreased as compared to same period in the prior year due to reduced loan principal balances.

Other Expense

Other expense was $5.2 million and $9.3 million in the quarters ended September 30, 2019 and 2018, respectively.  As part of our restructuring efforts, we recognized charges of $5.3 million in the third quarter of 2019 related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals.  The remaining amounts primarily consisted of net foreign currency transaction gains.  For the quarter ended September 30, 2018, we incurred charges of $8.7 million related to the loss on sale of our pipe coating and insulation business in Louisiana.  The remaining expenses primarily consisted of net foreign currency transaction losses.

Other expense was $6.9 million and $10.0 million in the nine months ended September 30, 2019 and 2018, respectively.  We recognized charges of $6.5 million in the first nine months of 2019 related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals.  The remaining expenses primarily consisted of foreign currency transaction losses.  For the nine months ended September 30, 2018, we incurred charges of $8.7 million related to the loss on sale of our pipe coating and insulation business.  The remaining balance primarily consisted of foreign currency transaction losses.

Taxes on Income (Loss)

The tax benefit on pre-tax income in the third quarter of 2019 was $0.1 million compared to a tax benefit of $0.2 million on a pre-tax loss in the third quarter of 2018.  Our effective tax rate was a benefit of 1.8% on pre-tax income in the quarter ended September 30, 2019 compared to a benefit of 1,275% on a pre-tax loss in the quarter ended September 30, 2018.  The effective rate for the third quarter of 2019 was positively impacted by a $1.7 million return-to-provision true-up primarily related to foreign tax credits applied to the mandatory deemed repatriation from the Tax Cuts and Jobs Act (“TCJA”).  This adjustment provided a 27.0% benefit to the effective tax rate during the third quarter of 2019.  Partially offsetting this were negative impacts from: (i) significant pre-tax charges related to currency translation adjustments, which were not deductible for tax purposes; and (ii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.  During the third quarter of 2018, the effective tax rate was positively impacted by a $1.5 million adjustment to the mandatory deemed repatriation tax on foreign earnings, partially offset by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

Tax expense on the pre-tax loss in the first nine months of 2019 was $3.4 million compared to tax expense of $1.7 million on pre-tax income in the first nine months of 2018.  Our effective tax rate was 143.3% on a pre-tax loss in the nine months ended September 30, 2019 compared to 22.9% on pre-tax income in the nine months ended September 30, 2018.  The effective tax rate for the nine months ended September 30, 2019 was negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.  Partially offsetting the negative factors was the $1.7 million of return-to-provision true-ups noted in the quarterly discussion above.  The effective tax rate for the nine months ended September 30, 2018 was impacted by the same factors impacting the effective tax rate in the third quarter of 2018, but also benefited by a $1.5 million discrete item related to employee share-based awards that vested during the first quarter of 2018.  Together, the adjustment to the repatriation tax and the discrete item had a 39.3% benefit to the effective tax rate during the first nine months of 2018.

Non-controlling Interests

Income attributable to non-controlling interests was $0.3 million in the quarter ended September 30, 2019 compared to $0.6 million in the quarter ended September 30, 2018.  In the third quarter of 2019, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint venture in Saudi Arabia.  In the third quarter of 2018, income was primarily driven from our Corrosion Protection joint ventures in Oman, South Africa and Louisiana, and our Infrastructure Solutions joint ventures in Asia.

Income attributable to non-controlling interests was $0.5 million in each of the first nine months of 2019 and 2018.  In the nine months ended September 30, 2019, income from our joint ventures in Oman and Asia were partially offset by losses from our joint ventures in Saudi Arabia, South Africa and Mexico.  In the nine months ended September 30, 2018, profitability from our joint ventures in Oman, South Africa and Louisiana, and our Infrastructure Solutions joint ventures in Asia were partially offset by losses from our Corrosion Protection joint venture in Mexico.

Liquidity and Capital Resources

Cash and Cash Equivalents

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$51,981	$83,527
Restricted cash	2,615	1,359

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

During the first nine months of 2019, capital expenditures were primarily used to: (i) support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East; and (ii) boost our information systems platform with upgrades to our enterprise resource planning system.  For 2019, we anticipate that we will spend approximately $25.0 to $30.0 million for capital expenditures, which is slightly below that in 2018.

In December 2018, our board of directors authorized the open market repurchase of up to two million shares of our common stock.  The program did not establish a time period in which the repurchases had to be made.  That authorization is now limited to $32.0 million in 2019 due to the December 2018 amendment to our Credit Facility.  The shares are repurchased from time to time in the open market, subject to cash availability, market conditions and other factors, and in accordance with applicable regulatory requirements.  We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization.  During the fist nine months of 2019, we acquired 1,426,916 shares of our common stock for $24.9 million ($17.46 average price per share) through the open market repurchase program discussed above.  In addition, we repurchased 158,815 shares of our common stock for $3.2 million ($20.52 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units, and the exercises of employee stock options.  Any shares repurchased during 2019 are expected to be funded primarily through available cash.  Once repurchased, we promptly retire such shares.

As part of our 2017 Restructuring, we utilized cash of $9.7 million during the first nine months of 2019 and $33.0 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs as we exit our non-pipe related contract applications for the Tyfo® system in North America, right-size our cathodic protection services operations in North America, take actions to further optimize operations within North America, including measures to reduce consolidated operating costs, and divest or otherwise exit multiple additional international businesses.  Cumulatively, we have incurred both cash and non-cash charges of  $157.6 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America.  We expect to incur additional cash charges of less than $5 million related to the 2017 Restructuring.  We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

At September 30, 2019, our cash balances were located worldwide for working capital and support needs.  Approximately $31.3 million, or 57.3%, of our cash was denominated in currencies other than the United States dollar as of September 30, 2019.  We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.  At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the Tax Cuts and Jobs Act; or (iii) earnings that would not result in significant foreign taxes.  As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at September 30, 2019.

Our primary source of cash is operating activities.  We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments.  Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of contract assets.  At September 30, 2019, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months.  From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner.  Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding.  If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

Cash Flows from Operations

Cash flows from operating activities provided $31.7 million in the first nine months of 2019 compared to $14.0 million provided in the first nine months of 2018.  The increase in operating cash flow from the prior year period was primarily due to lower working capital usage as we used $12.3 million of cash during the first nine months of 2019 compared to $43.6 million used in the first nine months of 2018.  Partially offsetting this positive variance was lower operating income during the first nine months of 2019 as compared to the first nine months of 2018, exclusive of significant non-cash charges in both periods.  Cash flows during the nine months ended September 30, 2019 and 2018 were negatively impacted by $9.7 million and $9.4 million, respectively, in cash payments related to our restructuring activities.

Cash Flows from Investing Activities

Cash flows from investing activities used $20.4 million during the first nine months of 2019 compared to $7.5 million provided during the first nine months of 2018.  We used $21.4 million in cash for capital expenditures in the first nine months of 2019 compared to $22.2 million in the prior year period.  In the first nine months of 2019 and 2018, $0.9 million of non-cash capital expenditures were included in accounts payable and accrued expenses in both periods.  Capital expenditures in the first nine months of 2019 and 2018 were partially offset by $1.3 million and $1.0 million, respectively, in proceeds received from asset disposals.  During the first nine months of 2018, we received $37.9 million in the sale of Bayou and we used $9.0 million for two smaller acquisitions.

Cash Flows from Financing Activities

Cash flows from financing activities used $40.6 million during the first nine months of 2019 compared to $58.4 million used in the first nine months of 2018.  During the first nine months of 2019 and 2018, we used net cash of $27.2 million and $18.6 million, respectively, to repurchase 1,585,731 and 772,898 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report.  During the first nine months of 2019, we had net borrowings of $8.0 million on our line of credit to fund domestic working capital needs.  Additionally, during the first nine months of 2019, we used cash of $19.7 million to pay down the principal balance of our term loans.  During the first nine months of 2018, we had net repayments of $19.0 million on our line of credit, which included a $35.0 million repayment from the proceeds received on the sale of Bayou less borrowings of $16.0 million to fund domestic working capital needs.  Additionally during the first nine months of 2018, we used cash of $19.7 million to pay down the principal balance of our term loan and used cash of $2.5 million to amend our original credit facility, as discussed in Note 8 to the consolidated financial statements contained in this report.

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

Our indebtedness at September 30, 2019 consisted of $262.5 million outstanding from the term loan under the amended Credit Facility and $39.0 million on the line of credit under the amended Credit Facility. Additionally, the Company had $0.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners).

As of  September 30, 2019, we had $25.2 million in letters of credit issued and outstanding under the amended Credit Facility.  Of such amount, $12.3 million was collateral for the benefit of certain of our insurance carriers and $12.9 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

On March 12, 2018, we entered into an interest rate swap forward agreement that begins in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility.  The swap will require us to make a monthly fixed rate payment of 2.937% calculated on the then amortizing notional amount (scheduled to be $170.6 million in October 2020), and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount.  The receipt of the monthly LIBOR-based payment will offset the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of our term loan from the amended Credit Facility.  This interest rate swap will be used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and accounted for as a cash flow hedge.

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio.  We were in compliance with all covenants at September 30, 2019 and expect continued compliance for the foreseeable future.

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

Critical Accounting Policies

Goodwill

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Our annual impairment assessment date is October 1, 2019.  During that analysis, we will determine the fair value of all our reporting units and compare such fair value to the carrying value of those reporting units to determine if there are any indications of goodwill impairment.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2019 approximated carrying value.  Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2019 was variable rate debt.  We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.  We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At September 30, 2019, the estimated fair value of our long-term debt was approximately $311.5 million.  Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model.  Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2019 would result in a $0.8 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies.  Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar.  At September 30, 2019, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $3.0 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At September 30, 2019, there were no material foreign currency hedge instruments outstanding.  See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019.  Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2019, we implemented new controls as part of our efforts to adopt FASB ASC 842.  These new controls relate to: (i) gathering, monitoring and assessing the necessary lease data; and (ii) a new third-party software as a system to capture, calculate and properly account for leases under FASB ASC 842.  There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Items 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2019 (1) (2)	232,134	$17.96	222,901	1,777,099
February 2019 (1) (2)	280,640	19.86	137,107	1,639,992
March 2019 (1) (2)	262,215	17.07	262,035	1,377,957
April 2019 (1) (2)	184,846	19.09	184,162	1,193,795
May 2019 (1) (2)	286,721	15.84	286,721	907,074
June 2019 (1) (2)	181,160	15.88	181,160	725,914
July 2019 (1) (2)	74,939	17.96	70,330	655,584
August 2019 (1) (2)	55,576	19.19	55,000	600,584
September 2019 (1) (2)	27,500	20.36	27,500	573,084
Total	1,585,731	$17.75	1,426,916	—

(1)

In December 2018, our board of directors authorized the open market repurchase of up to two million shares of our common stock beginning January 1, 2019.  Any shares repurchased are pursuant to one or more 10b5-1 plans.  The program expires on the earlier of the repurchase by the Company of two million shares of common stock pursuant to the program or the board of directors’ termination of the program.  In December 2018, we amended our senior secured credit facility, which limits the open market repurchase of our common stock to be made during 2019 to $32.0 million.  We began repurchasing shares under this program in January 2019 and repurchased 1,426,916 shares of our common stock during the first nine months of 2019.  Once repurchased, we promptly retired the shares.

(2)

In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees.  The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock, restricted stock units or performance units issued to employees.  During the first nine months of 2019, 48,409 shares were surrendered in connection with stock swap transactions and 110,406 shares were surrendered in connection with restricted stock unit and performance unit transactions.  The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested.  Once repurchased, we promptly retired the shares.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5. Other Information

As previously disclosed, we have entered into Executive Change in Control Severance Agreements (as amended, the “Continuity Agreements”) with each of Charles R. Gordon, our President and Chief Executive Officer, David F. Morris, our Executive Vice President and Chief Financial Officer, Mark A. Menghini, our Senior Vice President and General Counsel, Stephen P. Callahan, our Senior Vice President, Global Human Resources and HS&E, Kenneth L. Young, our Senior Vice President, Treasury and Tax and John L. Heggemann, our Senior Vice President, Corporate Controller and Chief Accounting Officer.  Effective as of October 31, 2019, we and each of these executive officers entered into an amendment (the “Amendment”) to such officer’s applicable Continuity Agreement to amend the definition of “Good Reason” in the Continuity Agreements as set forth in the Amendment.  The foregoing is qualified in its entirety by reference to the Amendment, a form of which is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Amendment to Change in Control Severance Agreement, dated as of October 31, 2019, between Aegion Corporation and each of Charles R. Gordon, David F. Morris, Mark A. Menghini, Stephen P. Callahan, Kenneth L. Young and John L. Heggemann, filed herewith.(1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: November 1, 2019	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)