Form 10-Q
period 2020-03-31
Aegion Corp
filed 2020-05-01
CIK 353020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

There were 30,683,557 shares of Class A common stock, $0.01 par value per share, outstanding at April 24, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2020	2019
Revenues	$287,375	$276,904
Cost of revenues	237,491	228,609
Gross profit	49,884	48,295
Operating expenses	46,348	47,870
Acquisition and divestiture expenses	852	113
Restructuring and related charges	1,288	1,086
Operating income (loss)	1,396	(774)
Other income (expense):
Interest expense	(3,196)	(3,590)
Interest income	228	285
Other	425	(674)
Total other expense	(2,543)	(3,979)
Loss before taxes on income	(1,147)	(4,753)
Taxes (benefit) on loss	156	(762)
Net loss	(1,303)	(3,991)
Non-controlling interests income	(329)	(10)
Net loss attributable to Aegion Corporation	$(1,632)	$(4,001)

Loss per share attributable to Aegion Corporation:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2020	2019
Net loss	$(1,303)	$(3,991)
Other comprehensive income (loss):
Currency translation adjustments	(4,637)	1,862
Deferred loss on hedging activity, net of tax (1)	(5,936)	(2,146)
Pension activity, net of tax (2)	57	(21)
Total comprehensive loss	(11,819)	(4,296)
Comprehensive (income) loss attributable to non-controlling interests	(66)	77
Comprehensive loss attributable to Aegion Corporation	$(11,885)	$(4,219)

(1)	Amounts presented net of tax of $0 and $(59) for the quarters ended March 31, 2020 and 2019, respectively.

(2)	Amounts presented net of tax of $13 and $(5) for the quarters ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$73,210	$64,874
Restricted cash	1,070	1,348
Receivables, net of allowances of $6,335 and $7,224, respectively	195,610	192,604
Retainage	30,400	33,103
Contract assets	55,978	51,092
Inventories	51,336	57,193
Prepaid expenses and other current assets	35,081	33,909
Assets held for sale	11,715	16,092
Total current assets	454,400	450,215
Property, plant & equipment, less accumulated depreciation	100,641	101,091
Other assets
Goodwill	255,209	256,835
Intangible assets, less accumulated amortization	101,383	104,828
Operating lease assets	68,718	71,466
Deferred income tax assets	454	1,216
Other non-current assets	8,403	9,862
Total other assets	434,167	444,207
Total Assets	$989,208	$995,513

Liabilities and Equity
Current liabilities
Accounts payable	$58,413	$60,614
Accrued expenses	83,175	96,577
Contract liabilities	39,480	37,562
Current maturities of long-term debt	29,735	32,803
Liabilities held for sale	1,648	6,485
Total current liabilities	212,451	234,041
Long-term debt, less current maturities	272,010	243,629
Other liabilities
Operating lease liabilities	54,985	56,253
Deferred income tax liabilities	10,132	11,254
Other non-current liabilities	19,401	15,243
Total other liabilities	84,518	82,750
Total liabilities	568,979	560,420

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 30,679,476 and 30,715,959, respectively	307	307
Additional paid-in capital	98,103	101,148
Retained earnings	357,366	358,998
Accumulated other comprehensive loss	(42,947)	(32,694)
Total stockholders’ equity	412,829	427,759
Non-controlling interests	7,400	7,334
Total equity	420,229	435,093
Total Liabilities and Equity	$989,208	$995,513

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except number of shares)

	Quarter Ended March 31,
	2020	2019
Common Stock - Shares
Balance, beginning of period	30,715,959	31,922,409
Issuance of common stock upon stock option exercises	—	52,783
Issuance of shares pursuant to restricted stock units	152,596	171,575
Issuance of shares pursuant to performance units	71,541	110,656
Issuance of shares pursuant to deferred stock units	—	9,438
Shares repurchased and retired	(260,620)	(774,989)
Balance, end of period	30,679,476	31,491,872

Common Stock - Amount
Balance, beginning of period	$307	$319
Issuance of common stock upon stock option exercises	—	1
Issuance of shares pursuant to restricted stock units	2	2
Issuance of shares pursuant to performance units	1	1
Shares repurchased and retired	(3)	(8)
Balance, end of period	$307	$315

Additional Paid-In Capital
Balance, beginning of period	$101,148	$122,818
Issuance of common stock upon stock option exercises	—	955
Shares repurchased and retired	(5,045)	(14,183)
Equity-based compensation expense	2,000	2,007
Balance, end of period	$98,103	$111,597

Retained Earnings
Balance, beginning of period	$358,998	$379,890
Net loss attributable to Aegion Corporation	(1,632)	(4,001)
Balance, end of period	$357,366	$375,889

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(32,694)	$(40,290)
Currency translation adjustment and derivative transactions, net	(10,253)	(218)
Balance, end of period	$(42,947)	$(40,508)

Non-Controlling Interests
Balance, beginning of period	$7,334	$7,450
Net income	329	10
Distributions to non-controlling interests	—	(96)
Currency translation adjustment, net	(263)	(87)
Balance, end of period	$7,400	$7,277

Total Equity
Balance, beginning of period	$435,093	$470,187
Net loss	(1,303)	(3,991)
Issuance of common stock upon stock option exercises	—	956
Issuance of shares pursuant to restricted stock units	2	2
Issuance of shares pursuant to performance units	1	1
Shares repurchased and retired	(5,048)	(14,191)
Equity-based compensation expense	2,000	2,007
Distributions to non-controlling interests	—	(96)
Currency translation adjustment and derivative transactions, net	(10,516)	(305)
Balance, end of period	$420,229	$454,570

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,303)	$(3,991)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	9,105	8,655
Gain on sale of fixed assets	(32)	(308)
Equity-based compensation expense	2,000	2,007
Deferred income taxes	(866)	19
Non-cash restructuring charges	463	(151)
Gain on sale of businesses	(436)	—
(Gain) loss on foreign currency transactions	(588)	772
Other	145	63
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	(10,013)	10,388
Inventories	4,431	(1,287)
Prepaid expenses and other assets	(1,346)	433
Accounts payable and accrued expenses	(11,922)	(18,017)
Contract liabilities	2,419	(4,307)
Other operating	(176)	(873)
Net cash used in operating activities	(8,119)	(6,597)

Cash flows from investing activities:
Capital expenditures	(6,134)	(8,064)
Proceeds from sale of fixed assets	125	293
Patent expenditures	(86)	(69)
Sale of businesses, net of cash disposed	3,358	—
Net cash used in investing activities	(2,737)	(7,840)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	956
Repurchase of common stock	(5,045)	(14,220)
Distributions to non-controlling interests	—	(96)
Payments on notes payable, net	—	(138)
Proceeds from line of credit, net	34,000	13,000
Principal payments on long-term debt	(8,750)	(6,563)
Net cash provided by (used in) financing activities	20,205	(7,061)
Effect of exchange rate changes on cash	(1,291)	329
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	8,058	(21,169)
Cash, cash equivalents and restricted cash, beginning of year	66,222	84,886
Cash, cash equivalents and restricted cash, end of period	$74,280	$63,717

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

The Consolidated Balance Sheet as of December 31, 2019, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020.

Strategic Initiatives/Acquisitions/Divestitures

Restructuring Activities

On July 28, 2017, the Company’s board of directors approved a comprehensive global realignment and restructuring plan (the “Restructuring”) intended to generate more predictable and sustainable long‐term earnings growth, which included, among other things, actions to reduce upstream oil & gas exposure, the exit or divestiture of multiple smaller international businesses, the restructuring of unprofitable businesses in North America and other efforts to right‐size underperforming businesses and reduce corporate and other operating costs. See further discussion in Note 4.

Infrastructure Solutions Segment (“Infrastructure Solutions”)

On February 13, 2020, the Company sold its Spanish CIPP contracting entity, Insituform Technologies Iberica, S.A. (“Insituform Spain”) to Lajusocarley S.L. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Insituform Spain will buy felt liners exclusively from the Company. Insituform Spain is also entitled to use the Insituform® trade name in Spain based on a trademark license granted for the same five-year time period. The Company had classified Insituform Spain’s assets and liabilities as held for sale on the Consolidated Balance Sheet at December 31, 2019. See Note 5.

On January 24, 2020, the Company sold its Australian CIPP contracting entity, Insituform Pacific Pty Limited (“Insituform Australia”), to Insituform Holdings Pty Ltd, an entity affiliated with Killard Infrastructure Pty Ltd. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Insituform Australia, under its new ownership, will buy liners exclusively from the Company. Insituform Australia is also entitled to use the Insituform® trade name in Australia based on a trademark license granted for the same five-year time period. The Company had classified Insituform Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheet at December 31, 2019. See Note 5.

During the second quarter of 2019, the Company initiated plans to sell its contracting business in Northern Ireland, Environmental Techniques Limited (“Environmental Techniques”). Accordingly, the Company has classified the assets and liabilities of this business as held for sale on the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. The Company has suspended the sales process for Environmental Techniques due to COVID-19 and expects to recommence the sales process as soon as reasonably practicable. See Note 5.

2.	ACCOUNTING POLICIES

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	March 31, 2020	December 31, 2019
Currency translation adjustments (1)	$(31,615)	$(27,241)
Derivative hedging activity	(10,458)	(4,522)
Pension activity	(874)	(931)
Total accumulated other comprehensive loss	$(42,947)	$(32,694)

(1)	During the quarter ended March 31, 2020, as a result of disposing of certain international entities, $0.7 million was reclassified out of accumulated other comprehensive loss to “Other expense” in the Consolidated Statements of Operations.

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity. Net foreign exchange transaction gain of $0.6 million and loss of ($0.8) million in the first quarters of 2020 and 2019, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

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

Earnings per Share

Earnings per share have been calculated using the following share information:

	Quarter Ended March 31,
	2020	2019
Weighted average number of common shares used for basic EPS	30,716,802	31,704,923
Effect of dilutive stock options and restricted and deferred stock unit awards	—	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	30,716,802	31,704,923

The Company excluded 553,766 and 549,679 restricted and deferred stock units for the quarters ended March 31, 2020 and 2019, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods.

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

Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	March 31, 2020	December 31, 2019
Cash and cash equivalents	$73,210	$64,874
Restricted cash	1,070	1,348
Cash, cash equivalents and restricted cash	$74,280	$66,222

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

The Company uses these levels of hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for derivative instruments; on a non-recurring basis, such as for acquisitions and impairment testing; for disclosure purposes, such as for long-term debt; and for other applications, as discussed in their respective footnotes. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which is based on Level 2 inputs as previously defined. The Company had no transfers between Level 1, 2 or 3 inputs during the quarters ended March 31, 2020 and 2019.

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended March 31, 2020.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	March 31, 2020	December 31, 2019
Current assets	$16,424	$18,304
Non-current assets	7,956	7,635
Current liabilities	6,230	8,261
Non-current liabilities	2,744	1,962

	Quarter Ended March 31,
Statement of operations data	2020	2019
Revenue	$7,729	$5,925
Gross profit	2,303	1,635
Net income attributable to Aegion Corporation	285	33

Newly Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improved consistent application. The guidance is effective for the Company’s fiscal year beginning January 1, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company early-adopted this standard effective January 1, 2020, the impact of which was not material on the Company’s consolidated financial statements.

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

3.	REVENUES

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 90.8% and 92.9% of revenues for the quarters ended March 31, 2020 and 2019, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date.  Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice. Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 9.2% and 7.1% for the quarters ended March 31, 2020 and 2019, respectively.

On March 31, 2020, the Company had $462.3 million of remaining performance obligations from construction, engineering and installation services. The Company estimates that approximately $449.9 million, or 97.3%, of the remaining performance obligations at March 31, 2020 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended March 31, 2020				Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$103,418	$38,739	$91,063	$233,220	$97,891	$30,021	$80,863	$208,775
Canada	11,023	10,832	—	21,855	10,611	13,457	—	24,068
Europe	7,642	3,029	—	10,671	12,525	3,478	—	16,003
Other foreign	8,161	13,468	—	21,629	10,516	17,542	—	28,058
Total revenues	$130,244	$66,068	$91,063	$287,375	$131,543	$64,498	$80,863	$276,904

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended March 31, 2020				Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$112,511	$44,255	$1,730	$158,496	$118,915	$42,572	$919	$162,406
Time and materials	—	12,970	89,333	102,303	—	14,977	79,944	94,921
Product sales	17,733	8,843	—	26,576	12,478	6,949	—	19,427
License fees	—	—	—	—	150	—	—	150
Total revenues	$130,244	$66,068	$91,063	$287,375	$131,543	$64,498	$80,863	$276,904

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

Net contract assets (liabilities) consisted of the following (in thousands):

	March 31, 2020 (1)	December 31, 2019 (2)
Contract assets – current	$55,978	$51,092
Contract liabilities – current	(39,480)	(37,562)
Net contract assets	$16,498	$13,530

(1)	Amounts exclude contract assets of $1.8 million and contract liabilities of less than $0.1 million that were classified as held for sale at March 31, 2020 (see Note 5).
(2)	Amounts exclude contract assets of $5.4 million and contract liabilities of $0.1 million that were classified as held for sale at December 31, 2019 (see Note 5).

Substantially all of the $37.6 million and $32.3 million contract liabilities balances at December 31, 2019 and December 31, 2018, respectively, were recognized in revenues during the first quarters of 2020 and 2019, respectively.

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

The Company completed the divestitures of Bayou and the Denmark CIPP business in 2018. The Company also completed the divestitures of the Netherlands CIPP business and its Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. The Company completed the divestitures of CIPP operations in Australia and Spain in early 2020 (see Note 1). Remaining shutdown activities include Corrosion Protection entities in South America and South Africa, which are expected to be completed in 2020. Additionally, the exit of the Company’s cathodic protection installation activities in the Middle East is substantially complete, though management expects minimal wind-down activities will extend through 2020 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been suspended due to COVID-19, but the Company expects to recommence the process as soon as reasonably practicable.

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

Total pre-tax restructuring and related impairment charges since inception were $175.6 million ($158.9 million post-tax) and consisted of cash charges totaling $48.5 million and non-cash charges totaling $127.1 million. Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $40.7 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, release of cumulative currency translation adjustments as well as net losses on the disposal of both domestic and international entities. The Company reduced headcount by approximately 650 employees as a result of these actions.

The Company is substantially complete with respect to its announced restructuring efforts and expects any future cash charges related to this program to be immaterial. However, the Company could incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

Management will continue to evaluate impacts on the business as a result of the COVID-19 pandemic and oil market declines to determine whether additional structural changes are required as a result of evolving long-term demand fundamentals, which could result in additional cash and non-cash restructuring charges.

During the quarters ended March 31, 2020 and 2019, the Company recorded pre-tax expenses related to the Restructuring as follows (in thousands):

	Quarter Ended March 31, 2020					Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$—	$863	$—	$275	$1,138	$282	$170	$34	$9	$495
Contract termination costs	—	54	62	—	116	425	17	—	98	540
Relocation and other moving costs	—	—	34	—	34	51	—	—	—	51
Other restructuring costs (1)	361	979	—	995	2,335	1,744	(211)	—	247	1,780
Total pre-tax restructuring charges	$361	$1,896	$96	$1,270	$3,623	$2,502	$(24)	$34	$354	$2,866

(1)	For the quarter ended March 31, 2020, charges primarily related to certain wind-down costs, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, exiting the CIPP operations in Europe, disposing of certain international businesses and other cost savings initiatives. For the quarter ended March 31, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting the CIPP operations in the UK, exiting the cathodic protection operations in the Middle East and other cost savings initiatives.

Restructuring costs related to severance, other termination benefit costs and early contract termination costs were $1.3 million and $1.1 million for the quarters ended March 31, 2020 and 2019, respectively, are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the Restructuring recognized in the quarters ended March 31, 2020 and 2019 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended March 31, 2020					Quarter Ended March 31, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (2)
Cost of revenues	$17	$306	$—	$—	$323	$(25)	$99	$—	$—	$74
Operating expenses	449	551	—	381	1,381	1,346	(63)	—	247	1,530
Restructuring and related charges	—	917	96	275	1,288	758	187	34	107	1,086
Other expense	(105)	122	—	614	631	423	(247)	—	—	176
Total pre-tax restructuring charges	$361	$1,896	$96	$1,270	$3,623	$2,502	$(24)	$34	$354	$2,866

(1)	Total pre-tax restructuring charges for the quarter ended March 31, 2020, include cash charges of $3.1 million and non-cash charges of $0.5 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the quarter ended March 31, 2019, include cash charges of $3.1 million and non-cash charges of (0.2) million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize restructuring activity during the first quarters of 2020 and 2019 (in thousands):

				Utilized in 2020
	Reserves at December 31, 2019	2020 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at March 31, 2020
Severance and benefit related costs	$4,389	$1,138	$(16)	$1,973	$—	$3,538
Contract termination costs	953	116	(6)	177	—	886
Relocation and other moving costs	367	34	3	70	—	334
Other restructuring costs	2,379	2,335	(21)	3,042	463	1,188
Total pre-tax restructuring charges	$8,088	$3,623	$(40)	$5,262	$463	$5,946

(1)	Refers to cash utilized to settle charges during the first quarter of 2020.

				Utilized in 2019
	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at March 31, 2019
Severance and benefit related costs	$1,742	$495	$(5)	$1,102	$—	$1,130
Contract termination costs	359	540	3	310	—	592
Relocation and other moving costs	—	51	—	—	—	51
Other restructuring costs	311	1,780	(2)	1,852	(151)	388
Total pre-tax restructuring charges	$2,412	$2,866	$(4)	$3,264	$(151)	$2,161

(1)	Refers to cash utilized to settle charges during the first quarter of 2019.

5.	ASSETS AND LIABILITIES HELD FOR SALE

During 2018 and 2019, the Company initiated plans to divest certain of its international CIPP contracting businesses: Insituform Australia, Insituform Spain and Environmental Techniques. Also during 2019, the Company’s board of directors approved the action to sell several parcels of land located near its corporate headquarters.

During the first quarter of 2020, the Company completed sale transactions for Insituform Australia and Insituform Spain. See Note 1. Before the COVID-19 pandemic, the Company was in various stages of discussions with third parties for Environmental Techniques. Although the sale process has been suspended, the Company expects to recommence the process as soon as reasonably practicable. The Company believes it is probable that a sale of the land parcels will occur in 2020 or early 2021. In the event the Company is unable to liquidate the assets and liabilities at a price that is less than favorable, the Company could incur a loss on disposal.

The relevant asset and liability balances at March 31, 2020 and December 31, 2019 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. Based on management’s expectation of fair value less cost to sell, the Company recorded an impairment of assets held for sale of $2.9 million in the Consolidated Statement of Operations during 2019 related to the land parcels. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur additional impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	March 31, 2020(1)	December 31, 2019(2)
Assets held for sale:
Current assets
Receivables, net	$543	$4,136
Retainage	535	518
Contract assets	1,830	5,350
Inventories	124	2,097
Prepaid expenses and other current assets	115	799
Total current assets	3,147	12,900
Property, plant & equipment, less accumulated depreciation	7,178	10,962
Goodwill	2,640	4,224
Intangible assets, less accumulated amortization	1,434	1,528
Operating lease assets	55	326
Other non-current assets	122	130
Impairment of assets held for sale	(2,861)	(13,978)
Total assets held for sale	$11,715	$16,092

Liabilities held for sale:
Current liabilities
Accounts payable	$707	$2,174
Accrued expenses	882	3,961
Contract liabilities	7	122
Total current liabilities	1,596	6,257
Operating lease liabilities	12	174
Other non-current liabilities	40	54
Total liabilities held for sale	$1,648	$6,485

(1)	Includes Environmental Techniques and land held at Corporate.
(2)	Includes Insituform Australia, Insituform Spain, Environmental Techniques and land held at Corporate.

6.	LEASES

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

The following table presents the components of lease expense (in thousands):

	Quarter Ended March 31,
	2020	2019
Operating lease cost	$5,206	$5,452
Short-term lease cost	6,081	7,239
Total lease cost	$11,287	$12,691

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020(1)	December 31, 2019(2)
Operating leases:
Operating lease assets	$68,718	$71,466

Accrued expenses	$14,532	$15,828
Other liabilities	54,985	56,253
Total operating lease liabilities	$69,517	$72,081

Weighted-average remaining lease term (in years)	6.07	5.74
Weighted-average discount rate	5.61%	5.71%

(1)	Amounts exclude operating lease assets of $0.1 million and other liabilities of less than $0.1 million that were classified as held for sale at March 31, 2020 (see Note 5).
(2)	Amounts exclude operating lease assets of $0.3 million, accrued expenses of $0.2 million and other liabilities of $0.2 million that were classified as held for sale at December 31, 2019 (see Note 5).

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2019
Goodwill, gross	$240,160	$76,946	$81,504	$398,610
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	177,312	31,546	47,977	256,835
2020 Activity:
Foreign currency translation	(884)	(742)	—	(1,626)
Balance, March 31, 2020
Goodwill, gross	239,276	76,204	81,504	396,984
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	$176,428	$30,804	$47,977	$255,209

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2020				December 31, 2019
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	0.5	$3,894	$(3,848)	$46	$3,894	$(3,824)	$70
Leases	0.8	864	(798)	66	864	(777)	87
Trademarks	9.5	15,690	(7,069)	8,621	15,699	(6,911)	8,788
Non-competes	3.1	2,286	(1,416)	870	2,301	(1,354)	947
Customer relationships	7	157,241	(79,264)	77,977	157,576	(76,832)	80,744
Patents and acquired technology	7.5	38,637	(24,833)	13,804	39,289	(25,097)	14,192
Total intangible assets	—	$218,612	$(117,228)	$101,383	$219,623	$(114,795)	$104,828

Amortization expense was $3.4 million and $3.5 million for the quarters ended March 31, 2020 and 2019, respectively. Estimated amortization expense for the years ended December 31, 2020, 2021, 2022, 2023 and 2024 is $13.2 million, $13.0 million, $13.0 million, $13.0 million and $12.3 million, respectively.

8.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term note, due February 27, 2023, annualized rates of 3.35% and 4.09%, respectively	$245,000	$253,750
Line of credit, 3.11% and 4.01%, respectively	58,000	24,000
Other notes with interest rates from 3.3% to 7.8%	668	770
Subtotal	303,668	278,520
Less – Current maturities of long-term debt	29,735	32,803
Less – Unamortized loan costs	1,923	2,088
Total	$272,010	$243,629

In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018 and December 2018, the Company amended this facility (the “amended Credit Facility”). At March 31, 2020, the amended Credit Facility consisted of a $225.0 million five-year revolving line of credit and a $308.4 million five-year term loan facility, each with a maturity date in February 2023.

Based on the 2018 amendments, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2020 was approximately 3.11%.

The Company’s indebtedness at March 31, 2020 consisted of $245.0 million outstanding from the term loan under the amended Credit Facility and $58.0 million on the line of credit under the amended Credit Facility. Additionally, the Company had $0.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners). During the first quarter of 2020, the Company had net borrowings of $34.0 million on the line of credit for domestic working capital needs and to ensure the Company had sufficient liquidity during the first quarter of 2020 due to COVID-19 business impacts.

As of March 31, 2020, the Company had $25.1 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $12.2 million was collateral for the benefit of certain of our insurance carriers and $12.9 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2019 consisted of $253.8 million outstanding from the term loan under the amended Credit Facility, $24.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt.

At March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s long-term debt was approximately $294.0 million and $286.9 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 2 inputs as defined in Note 2.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of March 31, 2020 was approximately 3.71%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 13.

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

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements as of March 31, 2020 were defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.25 to 1.00. At March 31, 2020, the Company’s consolidated financial leverage ratio was 3.12 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $12.7 million of additional debt.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2020, the Company’s fixed charge ratio was 1.38 to 1.00.

At March 31, 2020, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

See Note 14 for additional information on further amendments to the amended Credit Facility, effective April 29, 2020.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2019, the Company’s board of directors authorized the open market repurchase of up to an additional two million shares of the Company’s common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of March 31, 2020, 327,161 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In March 2020, the Company’s board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. The prior authorizations of the board of directors remain in effect as the program did not establish a time period in which the repurchases had to be made. As of March 31, 2020, the authorization was limited to $40.0 million in 2020 by the Company’s amended Credit Facility while the Company’s consolidated financial leverage ratio remained greater than 2.50 to 1.00. See Note 14 for additional information on further amendments to the amended Credit Facility, effective April 29, 2020.

At March 31, 2020, the Company was also authorized to repurchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock, restricted stock unit awards and performance unit awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock unit or performance unit vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. With regard to stock option awards, the option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of common stock surrendered for taxes due on the exercise of the option are deemed repurchased by the Company. See Note 14 for additional information on further amendments to the amended Credit Facility, effective April 29, 2020.

During the first quarter of 2020, the Company acquired 180,491 shares of the Company’s common stock for $3.2 million ($17.80 average price per share) through the open market repurchase program discussed above, and 80,129 shares of the Company’s common stock for $1.8 million ($22.87 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares.

During the first quarter of 2019, the Company acquired 622,043 shares of the Company’s common stock for $11.1 million ($17.82 average price per share) through open market repurchases, 152,946 shares of the Company’s common stock for $3.1 million ($20.48 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units, and 48,409 shares of the Company’s common stock for $1.0 million ($20.52 average price per share) in connection with “net, net” exercises of employee stock options. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of March 31, 2020, 1,598,572 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of March 31, 2020, 319,168 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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

A summary of the stock award activity is as follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	1,034,964	$23.20
Period Activity:
Restricted stock units awarded	229,971	22.96
Performance stock units awarded	131,755	22.96
Restricted stock units distributed	(152,596)	23.15
Performance stock units distributed	(71,541)	28.18
Restricted stock units forfeited	(15,717)	20.84
Performance stock units forfeited	(76,282)	27.46
Outstanding at March 31, 2020	1,080,554	$22.53

Expense associated with stock awards was $1.8 million and $2.0 million for the quarters ended March 31, 2020 and 2019, respectively. Unrecognized pre-tax expense of $16.1 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.27 years for awards outstanding at March 31, 2020.

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

A summary of deferred stock unit activity is as follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	253,340	$20.71
Period Activity:
Awarded	2,238	22.11
Distributed	—	—
Outstanding at March 31, 2020	255,578	$20.72

Expense associated with deferred stock unit awards was $0.3 million and $0.1 million for the quarters ended March 31, 2020 and 2019, respectively. Unrecognized pre-tax expense is less than $0.1 million related to deferred stock unit awards is expected to be recognized over the weighted average service period of 0.1 years for awards outstanding at March 31, 2020.

Stock Options

Stock options on the Company’s common stock were previously awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally had a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. There were 52,783 stock options exercised during the first quarter of 2019 with a weighted average exercise price of $18.11 per share. There were nostock options outstanding at March 31, 2020 and December 31, 2019.

10.	TAXES ON INCOME

The Company’s effective tax rate in the quarter ended March 31, 2020 was 13.6% on a pre-tax loss. The expense was negatively impacted by: (i) valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized; and (ii) a $0.4 million net tax expense, or 31.6% expense to the effective tax rate, related to employee share-based payments that vested during the first quarter of 2020.

The Company’s effective tax rate in the quarter ended March 31, 2019 was a benefit of 16.0% on a pre-tax loss and was negatively impacted by valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

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

Purchase Commitments

The Company had no material purchase commitments at March 31, 2020.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2020 on its Consolidated Balance Sheet.

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

Financial information by segment was as follows (in thousands):

	Quarter Ended March 31,
	2020	2019
Revenues:
Infrastructure Solutions	$130,244	$131,543
Corrosion Protection	66,068	64,498
Energy Services	91,063	80,863
Total revenues	$287,375	$276,904

Gross profit:
Infrastructure Solutions	$31,370	$26,586
Corrosion Protection	8,917	12,873
Energy Services	9,597	8,836
Total gross profit	$49,884	$48,295

Operating income (loss):
Infrastructure Solutions (1)	$13,555	$5,715
Corrosion Protection (2)	(6,447)	(1,760)
Energy Services	2,176	1,115
Corporate (3)	(7,888)	(5,844)
Total operating income (loss)	1,396	(774)
Other income (expense):
Interest expense	(3,196)	(3,590)
Interest income	228	285
Other (4)	425	(674)
Total other expense	(2,543)	(3,979)
Loss before taxes on income	$(1,147)	$(4,753)

(1)

Operating income in the first quarters of 2020 and 2019 includes $0.5 million and $2.1 million, respectively, of restructuring charges (see Note 4) and $0.2 million and $0.1 million, respectively, of costs primarily related to the divestiture of certain international operations.

(2)	Operating loss in the first quarters of 2020 and 2019 includes $1.8 million and $0.2 million, respectively, of restructuring charges (see Note 4).

(3)

Operating loss in the first quarters of 2020 and 2019 includes $0.7 million and $0.4 million, respectively, of restructuring charges (see Note 4). Operating loss in the first quarter of 2020 also includes $0.7 million of costs related to the divestiture of certain international operations.

(4)

Other expense in the first quarters of 2020 and 2019 includes $0.6 million and $0.2 million of restructuring charges (see Note 4). Other expense in the first quarter of 2020 also includes gains of $0.4 million related to divestitures of Insituform Australia and Insituform Spain (see Note 1).

The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarter Ended March 31,
	2020	2019
Revenues: (1)
United States	$233,220	$208,775
Canada	21,855	24,068
Europe	10,671	16,003
Other foreign	21,629	28,058
Total revenues	$287,375	$276,904

Gross profit: (1)
United States	$39,636	$31,827
Canada	2,731	3,454
Europe	2,948	3,519
Other foreign	4,569	9,495
Total gross profit	$49,884	$48,295

(1)	Revenues and gross profit are attributed to the country of origin

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. The Company’s cash flow hedges were in a net deferred loss position of $10.5 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively. The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred losses were recorded in other non-current liabilities and other comprehensive income on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments and management fees from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. From time to time, the Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. No contracts were utilized during the first quarter of 2020. During the first quarter of 2019, a gain of $0.2 million was recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.

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

The following table summarizes the Company’s derivative position at March 31, 2020:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Interest Rate Swap	—	$183,750,000	2.75	—

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined in Note 2 (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$—	$261
	Total Assets	$—	$261

Interest Rate Swaps	Other non-current liabilities	$10,458	$4,899
	Total Liabilities	$10,458	$4,899

	Total Derivative Assets	$—	$261
	Total Derivative Liabilities	10,458	4,899
	Total Net Derivative Asset (Liability)	$(10,458)	$(4,638)

14.	SUBSEQUENT EVENT

Due to the potential impacts of COVID-19 on the Company’s business and the uncertainties associated with the duration of the pandemic, the Company reviewed its current forecasts for liquidity and future compliance with existing debt covenants. In response to this ongoing uncertainty, on April 29, 2020, the Company amended its current credit facility to provide additional liquidity and to ensure ongoing debt covenant compliance with the amended ratios. The amended Credit Facility now consists of a $175.0 million revolving line of credit and a $245.0 million term loan facility, each with a maturity date in February 2023, which remained unchanged. Under the amended Credit Facility, interest charged is initially fixed at the British Bankers Association LIBOR rate plus 3.50% from April 29, 2020 until the Company delivers its compliance certificate to the administrative agent for the first calendar quarter of 2021. Thereafter, interest is charged at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.75% to 3.50% depending on the Company’s consolidated leverage ratio. The amended Credit Facility also provided a 75 basis point floor for the base LIBOR rate and updated the defined terms to allow for the add-back of certain restructuring and divestiture charges when calculating the Company’s compliance with the financial covenants.

The amended Credit Facility also places certain limits on the Company’s open market share repurchase program and repurchases of common stock in connection with the Company’s equity compensation programs for employees. Open market repurchases of the Company’s common stock are limited through June 30, 2021 to: (i) unlimited if the Company’s consolidated financial leverage ratio is less than 2.50 to 1.00; (ii) $20.0 million while the Company’s consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00, but less than 3.00 to 1.00; and (iii) zero while the Company’s consolidated financial leverage ratio is greater than or equal to 3.00 to 1.00. Purchases of the Company’s common stock in connection with equity compensation programs are limited to $5.0 million through June 30, 2021.

The Company paid approximately $2.1 million for arranging fees, up-front lending fees and other expenses associated with the amended Credit Facility.

The amended Credit Facility now includes more flexible financial covenants, which based on current projections, provide the Company with additional expected borrowing capacity over the next twelve months of more than $100 million. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility, the financial covenant requirements, as of each quarterly reporting period end beginning with June 30, 2020, are defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income. The maximum amount is not to exceed 4.00 to 1.00 at June 30, 2020, 4.75 to 1.00 at September 30, 2020, 4.50 to 1.00 at December 31, 2020, 4.00 to 1.00 at March 31, 2021, 3.50 to 1.00 at June 30, 2021, and not more than 3.00 to 1.00 beginning with the quarter ending September 30, 2021.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges. The minimum permitted ratio is not less than 1.10 to 1.00 at June 30, 2020 and will increase to 1.15 to 1.00 at March 31, 2021 and 1.25 to 1.00 beginning with the quarter ending June 30, 2021.

Due to the speed with which the COVID-19 pandemic is developing and the uncertainties created, including the depth and duration of any disruptions to customers and suppliers, its future effect on the Company’s business, results of operations and financial condition cannot be predicted. While management is unable to accurately foresee these future impacts, the Company believes that its financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments and lower operating cash flows for at least the second quarter of 2020.

Because the COVID-19 pandemic is a rapidly evolving situation, management will continue to monitor the business impact and may take further actions that are deemed appropriate in light of the circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 2 to the consolidated financial statements contained in this report.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 2, 2020, and in our subsequent filed reports, including this report, and, in particular, the impact of the current COVID-19 virus outbreak and the evolving response thereto. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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

Energy Services – We offer a unique value proposition based on our industry-leading safety and labor productivity programs, which allows us to provide cost-effective long-term maintenance, construction, turnaround and specialty services at customers’ refineries as well as chemical and other industrial facilities. We understand the demands and the level of critical planning required to ensure a successful turnaround or shutdown and offer a full range of services as part of our facility maintenance solutions, while maintaining a reputation for being safe, professional and providing predictable value. We have deep relationships with our customers, which give us insight into their critical needs and expectations.

COVID-19 Pandemic Considerations

The evolving response to the COVID-19 outbreak has had a significant impact on domestic and international economic activity, including decreased revenues for municipalities and reduced demand for oil. While the pandemic did not have a significant adverse impact on our business during the first quarter of 2020, the severity and duration of the crisis remains unknown and has generated significant uncertainty. We are monitoring and working to minimize any adverse impacts to the second quarter of 2020 and beyond.

The disruption caused by the pandemic has adversely impacted employees, customers and suppliers. We support our employees by providing all the necessary equipment so that they can continue to perform their duties safely. Aegion serves as an ‘essential’ business in nearly all of North America and we continue to serve our many customers in a safe and quality manner. To date we have not had any significant issues with critical suppliers, but we continue to communicate with them and closely monitor developments. We have not experienced any significant contract losses; however, we have experienced some disruption, including temporary facility shutdowns, reduced man hours in our Energy Services business and shelter-in-place and stay-at-home orders that have impacted the availability of subcontractors and other key resources.

During the first quarter of 2020, we initiated numerous actions to reduce costs, increase liquidity and improve financial flexibility to better position us for the duration of the crisis. Such actions include:

•	Temporary cash wage reductions for North American salaried employees;
•	Unpaid furloughs, impacting more than 15% of the North American workforce, with approximately two-thirds of affected employees in the Energy Services segment, primarily as a result of reduced maintenance activity and deferred turnaround and construction activities;
•	Temporary suspension of employer contributions to 401(k) and other defined contribution plans;
•	Freeze of all non-critical spending for capital expenditures, travel and other discretionary expenses;
•	Suspension of the Company’s discretionary open-market share repurchase program; and
•	Suspension of the cash fees for our board of directors.

Additionally, on April 29, 2020, we amended our current credit facility to provide more flexible financial covenants and increase the borrowing capacity on our revolving line of credit should we need it in the coming months. See Note 14 to the consolidated financial statements contained in this report for additional information regarding the credit facility amendment.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the quarter ended March 31, 2020. However, we plan to defer the timing of federal estimated tax payments and employer payroll taxes as permitted by the CARES Act.

Business Outlook

Due to the speed with which the COVID-19 pandemic is developing and the uncertainties created, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations and financial condition cannot be predicted. While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments and lower operating cash flows for at least the second quarter of 2020.

Because the COVID-19 pandemic is a rapidly evolving situation, we will continue to monitor the business impact and may take further actions that we deem appropriate in light of the circumstances.

Strategic Initiatives/Divestiture

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

We completed the divestitures of Bayou and the Denmark CIPP business in 2018. We also completed the divestitures of the Netherlands CIPP business and Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. We completed the divestitures of CIPP operations in Australia and Spain in early 2020. Remaining shutdown activities include Corrosion Protection entities in South America and South Africa, which are expected to be completed in 2020. Additionally, the exit of our cathodic protection installation activities in the Middle East is substantially complete, though we expect minimal wind-down activities will extend through 2020 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been delayed due to the COVID-19 pandemic, but we believe it is probable that a sale will occur in 2020 or early 2021.

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

Total pre-tax Restructuring charges recorded during the first quarter of 2020 were $3.6 million ($3.1 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination and other restructuring costs associated with the restructuring efforts described above.  Total pre-tax Restructuring and related impairment charges since inception were $175.6 million ($158.9 million post-tax), including cash charges of $48.5 million and non-cash charges of $127.1 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We reduced headcount by approximately 650 employees as a result of these actions.

We are substantially complete with respect to our announced restructuring efforts and expect any future cash charges related to this program to be immaterial. However, we could incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

We will continue to evaluate impacts on the business as a result of the COVID-19 pandemic and oil market declines to determine whether additional structural changes are required as a result of evolving long-term demand fundamentals, which could result in additional cash and non-cash restructuring charges.

See Note 4 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.

Divestitures – Planned and Completed

Through our restructuring efforts to exit higher risk, low return markets and streamline our operations, we have divested, or planned to divest, certain businesses in our Infrastructure Solutions and Corrosion Protection segments during 2020 and 2019:

i.	In February 2020, we sold our CIPP contracting entity in Spain. In connection with the sale, we entered into a five-year tube-supply agreement whereby the buyer will exclusively purchase our Insituform® CIPP felt liners. The buyer is also entitled to use the Insituform® trade name in Spain based on a trademark license granted for the same five-year time period.

ii.	In January 2020, we sold our CIPP contracting entity in Australia. In connection with the sale, we entered into a five-year tube-supply agreement whereby the buyer will exclusively purchase our Insituform® CIPP liners. The buyer is also entitled to use the Insituform® trade name in Australia based on trademark license granted for the same five-year time period.

iii.	In October 2019, we sold the CIPP contracting operations of Insituform Netherlands. We retained certain assets relating to the wet-out facility in The Netherlands and will continue such operation in order to provide liners in continental Europe as part of our tube manufacturing and product sales business. In connection with the sale, we entered into a five-year tube supply agreement whereby the buyers will purchase our Insituform® CIPP liners.

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

v.

During the second quarter of 2019, we initiated plans to sell Environmental Techniques, our contracting operation in Northern Ireland. The sale of the Northern Ireland contracting operation has been suspended due to COVID-19, but we expect to recommence the sales process as soon as reasonably practicable.

See Notes 1 and 5 to the consolidated financial statements contained in this Report for additional information.

Results of Operations – Quarters Ended March 31, 2020 and 2019

Significant Events

Restructuring – As part of our restructuring efforts, we recorded pre-tax charges of $3.6 million ($3.1 million post-tax) and $2.9 million ($2.6 million post-tax) during the first quarters of 2020 and 2019, respectively. Restructuring charges primarily impacted the Infrastructure Solutions and Corrosion Protection reportable segments.  See Note 4 to the consolidated financial statements contained in this Report.

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $0.9 million ($0.8 million post-tax) and $0.1 million ($0.1 million post-tax) during the first quarters of 2020 and 2019, respectively, related primarily to the divestitures of Insituform Australia and Insituform Spain in 2020, and Insituform Australia in 2019. Expenses primarily impacted the Infrastructure Solutions and Corporate reportable segments.

Warranty Reserve – In the first quarter of 2019, we recorded a pre-tax estimated project warranty reserve of $4.4 million ($3.3 million post-tax) related to a CIPP wastewater project in our North American operation of Infrastructure Solutions. Inspections of the installed liners revealed structural failures due to extreme environmental conditions at the time of the installation. The project was originally awarded in 2016, construction was substantially completed during 2017 and remediation was substantially complete during 2019.

Consolidated Operating Results

Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$287,375	$276,904	$10,471	3.8%
Gross profit	49,884	48,295	1,589	3.3%
Gross profit margin	17.4%	17.4%	N/A	bp
Operating expenses	46,348	47,870	(1,522)	(3.2)%
Acquisition and divestiture expenses	852	113	739	654.0%
Restructuring and related charges	1,288	1,086	202	18.6%
Operating income (loss)	1,396	(774)	2,170	(280.4)%
Operating margin	0.5%	(0.3)%	N/A	80bp
Net loss attributable to Aegion Corporation	(1,632)	(4,001)	2,369	(59.2)%

“N/A” represents not applicable.

Revenues

Revenues increased $10.5 million, or 3.8%, in the first quarter of 2020 compared to the first quarter of 2019. The increase in revenues was primarily due to a $10.2 million increase in Energy Services driven by increased turnaround services activity offset partially by a decline in maintenance services activities. In addition, there was a $1.6 million increase in Corrosion Protection due to an increase in revenue from industrial linings, partial offset by a decline in coating services revenue as larger high margin projects were completed in the prior year. Partially offsetting these increases was a $1.3 million decrease in Infrastructure Solutions primarily due to lower European and Australian revenues as a result of exiting certain international CIPP contracting installation markets.

Gross Profit and Gross Profit Margin

Gross profit increased $1.6 million, or 3.3%, in the first quarter of 2020 compared to the first quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.3 million and $0.1 million in the first quarters of 2020 and 2019, respectively. Additionally, in the first quarter of 2019, we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions. Excluding restructuring and warranty charges, gross profit decreased $2.6 million, or 4.9%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in gross profit was due to a $3.7 million decrease in Corrosion Protection primarily from lower gross margins associated with our Middle East coating services operation as larger, higher margin projects were completed in the prior year. Partially offsetting this decrease was: (i) a $0.8 million increase in Energy Services mainly due to higher revenues associated with turnaround services; and (ii) a $0.4 million increase in Infrastructure Solutions primarily due to higher revenues and improved productivity related to CIPP contracting installation services activity in our North American operation.

Gross profit margin in the first quarter of 2020 was consistent with the first quarter of 2019 at 17.4%. Excluding restructuring and warranty charges discussed above, gross profit margin declined 160 basis points from 19.1% in the first quarter of 2019 to 17.5% in the first quarter of 2020. The decrease was primarily due to Corrosion Protection, which had a 610 basis point decrease in gross profit margin primarily from lower gross margins associated with our Middle East coating services operation. Additionally, Energy Services declined 40 basis points due to less productive maintenance services activities than the prior year period. Offsetting these declines was a 50 basis point improvement in gross profit margins in Infrastructure Solutions due to productivity improvements in North American CIPP contracting activity.

Operating Expenses

Operating expenses decreased $1.5 million, or 3.2%, in the first quarter of 2020 compared to the first quarter of 2019. As part of our restructuring efforts, we recognized charges of $1.4 million and $1.5 million in the first quarters of 2020 and 2019, respectively. Excluding restructuring charges, operating expenses decreased $1.3 million, or 2.9%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in operating expenses was due to: (i) $1.5 million decrease in Infrastructure Solutions primarily due to divesting certain international CIPP contracting installation operations; (ii) $0.5 million decrease in Corrosion Protection primarily due to further optimization our cathodic protection operations in North America; and (iii) $0.3 million decrease in our Energy Services primarily due to lower variable costs associated with decreased maintenance services activities. Partially offsetting this decrease was a $1 million increase in Corporate primarily from earnout consideration reversed in the first quarter of 2019 and increased consulting expenses.

Operating expenses as a percentage of revenues were 16.1% in the first quarter of 2020 compared to 17.3% in the first quarter of 2019. Excluding restructuring charges, operating expenses as a percentage of revenues declined to 15.6% in the first quarter of 2020 from 16.7% in the first quarter of 2019, primarily due to efficiencies in our North American cathodic protection operations and divesting certain international CIPP contracting installation operations.

Consolidated Net Loss

Consolidated net loss was $1.6 million in the first quarter of 2020 compared to a loss of $4.0 million in the first quarter of 2019.

Included in consolidated net loss were the following pre-tax items: (i) restructuring charges of $3.6 million and $2.9 million in the first quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, release of cumulative currency translation adjustments and other related restructuring costs; (ii) $0.4 million and $0.1 million of acquisition and divestiture expenses in the first quarters of 2020 and 2019, respectively; and (iii) a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions in the first quarter of 2019.

Excluding the after-tax effect of the above items, consolidated net income was $1.8 million in the first quarter of 2020, a decrease of $0.2 million, or 8.4%, from $2.0 million in the first quarter of 2019. The decrease was primarily due to lower operating income in Corrosion Protection due to lower contributions from the high-margin, large projects in our Middle East coating services operation in 2019 and higher corporate expenses. Partially offsetting the decrease in consolidated net income was: (i) increased turnaround service activities at Energy Services; and (ii) increased contributions from Infrastructure Solutions related to higher profitability from our North American CIPP operation. Consolidated net loss in the first quarter of 2020, as compared to the first quarter of 2019, was positively impacted by lower interest expense, foreign currency transaction gains in the first quarter of 2020 compared to losses in the prior year quarter and a $0.4 million gain on the divestitures of Insituform Australia and Insituform Spain.

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

The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2020	December 31, 2019	March 31, 2019
Infrastructure Solutions (1)	$297.3	$303.2	$305.2
Corrosion Protection (2)	135.6	127.0	130.7
Energy Services	215.2	228.0	218.4
Total backlog (3)	$648.1	$658.2	$654.3

(1)	Included backlog from exited or to-be exited operations of $2.8 million, $11.1 million and $14.9 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

(2)	Included backlog from exited or to-be exited operations of $0.6 million, $2.4 million and $8.0 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

(3)	Total backlog for March 31, 2020, December 31, 2019, and March 31, 2019 included backlog from exited or to-be exited operations of $3.4 million, $13.5 million, and $22.9 million, respectively.

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

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2020, 18.6% of our Corrosion Protection backlog related to these variable interest entities. The backlog related to variable interest entities in Infrastructure Solutions was de minimus. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.  Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Consolidated customer orders, net of cancellations (“New orders”), increased $21.0 million, or 7.9%, to $286.0 million in the first quarter of 2020 compared to $265.0 million in the first quarter of 2019.

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$130,244	$131,543	$(1,299)	(1.0)%
Gross profit	31,370	26,586	4,784	18.0%
Gross profit margin	24.1%	20.2%	N/A	390bp
Operating expenses	17,652	20,039	(2,387)	(11.9)%
Acquisition and divestiture expenses	163	74	89	120.3%
Restructuring and related charges	—	758	(758)	N/M
Operating income	13,555	5,715	7,840	137.2%
Operating margin	10.4%	4.3%	N/A	610bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $1.3 million, or 1.0%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in revenues was primarily due to decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts, partially offset by increased North American activity for CIPP contracting installation services and Fusible PVC® project activity.

Gross Profit and Gross Profit Margin

Gross profit increased $4.8 million, or 18.0%, in the first quarter of 2020 compared to the first quarter of 2019. During the first quarter of 2019, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation.  Excluding this charge, gross profit increased $0.4 million, or 1.3%, in the first quarter of 2020 compared to the first quarter of 2019. The increase in gross profit was primarily due to increased revenue and greater execution efficiencies related to CIPP contracting installation services activity in our North American operation, partially offfset by decreased contributions from our international CIPP operations and North American FRP operation. Gross profit margin improved 390 basis points to 24.1% in the first quarter of 2020 compared to 20.2% in the first quarter of 2019. Excluding the prior year warranty charge discussed above, gross profit margins increased 50 basis points in the first quarter of 2020 compared to the prior year period primarily due to the same factors that improved gross profit above.

Operating Expenses

Operating expenses decreased $2.4 million, or 11.9%, in the first quarter of 2020 compared to the first quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.4 million and $1.3 million in the first quarters of 2020 and 2019, respectively. Excluding restructuring charges, operating expenses decreased $1.5 million, or 8.0%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in operating expenses was primarily due to exiting CIPP contracting installation services in certain international locations.

Operating expenses as a percentage of revenues were 13.6% in the first quarter of 2020 compared to 15.2% in the first quarter of 2019. Excluding restructuring charges, operating expenses as a percentage of revenues were 13.2% in the first quarter of 2020 compared to 14.2% in the first quarter of 2019.

Operating Income and Operating Margin

Operating income increased $7.8 million, or 137.2%, to $13.6 million in the first quarter of 2020 compared to $5.7 million in the first quarter of 2019. Operating margin improved to 10.4% in the first quarter of 2020 compared to 4.3% in the first quarter of 2019.

Included in operating income are the following items: (i) restructuring charges of $0.5 million and $2.1 million in the first quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture related expenses of $0.2 million and $0.1 million in the first quarters of 2020 and 2019, respectively; and (iii) a $4.4 million charge in the first quarter of 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation.

Excluding the above items, operating income increased $1.9 million, or 15.3%, to $14.2 million in the first quarter of 2020 compared to $12.3 million in the first quarter of 2019, and operating margin improved 160 basis points to 10.9% in the first quarter of 2020 compared to 9.3% in the first quarter of 2019. Operating income increased primarily due to: (i) improved profitability from our North American CIPP operation due to increased revenues and crew productivity improvement; and (ii) loss avoidance from certain divestitures of international CIPP operations. These increases were partially offset by decreased profitability from FRP project activity in North American operations.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$66,068	$64,498	$1,570	2.4%
Gross profit	8,917	12,873	(3,956)	(30.7)%
Gross profit margin	13.5%	20.0%	N/A	(650)bp
Operating expenses	14,447	14,407	40	0.3%
Acquisition and divestiture expenses	—	39	(39)	N/M
Restructuring and related charges	917	187	730	390.4%
Operating loss	(6,447)	(1,760)	(4,687)	266.3%
Operating margin	(9.8)%	(2.7)%	N/A	(710)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues increased $1.6 million, or 2.4%, in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily due to increased project activity from our North American and Middle East industrial linings operations, partially offset by: (i) decreased revenue related to our coating services operation as larger high margin projects in the Middle East were completed in the prior year; and (ii) decreased project activities in our Canadian cathodic protection operation due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices during the first quarter of 2020.

Gross Profit and Gross Profit Margin

Gross profit decreased $4.0 million, or 30.7%, in the first quarter of 2020 compared to the first quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.3 million and $0.1 million in the first quarters of 2020 and 2019, respectively. Excluding restructuring charges, gross profit decreased $3.8 million, or 28.9%, in the first quarter of 2020 compared to the first quarter of 2019 primarily due to: (i) lower revenues and gross margins associated with our coating services operation, most notably in the Middle East, as larger, higher margin projects were completed in the prior year; and (ii) lower revenues and gross profit associated with our Canadian cathodic protection operation as noted above. The decrease was partially offset by an increase in revenues and gross profit in our North American and Middle East industrial linings operations.

Gross profit margin declined 650 basis points to 13.5% in the first quarter of 2020 compared to 20.0% in the first quarter of 2019. This decrease was primarily due to lower margins generated from our Middle East coating services operation, higher absorption costs associated with lower revenues in our Canadian cathodic protection operations, and project delays and other inefficiencies in our U.S. cathodic protection operations.

Operating Expenses

Operating expenses remained consistent at $14.4 million during the first quarters of 2020 and 2019. As part of our restructuring efforts, we recognized charges of $0.6 million and $(0.1) million in the first quarters of 2020 and 2019, respectively. Excluding restructuring charges, operating expenses decreased $0.6 million, or 4.0%, in the first quarter of 2020 compared to the first quarter of 2019. Operating expenses decreased primarily due to cost savings achieved in connection with restructuring actions in our cathodic protection operations in North America.

Operating expenses as a percentage of revenues were 21.9% in the first quarter of 2020 compared to 22.3% in the first quarter of 2019. Excluding restructuring charges, operating expenses as a percentage of revenues were 21.0% in the first quarter of 2020 compared to 22.4% in the first quarter of 2019. The decrease, as a percentage of revenues, was primarily driven by higher revenues mentioned above and cost savings achieved in connection with our restructuring actions.

Operating Loss and Operating Margin

Operating loss increased $4.7 million to $6.4 million in the first quarter of 2020 compared $1.8 million in the first quarter of 2019. Operating margin declined to -9.8% in the first quarter of 2020 compared to -2.7% in the first quarter of 2019. Included in operating loss are restructuring charges of $1.8 million and $0.2 million in the first quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs.

Excluding the above items, operating loss increased $3.2 million to $4.7 million in the first quarter of 2020 compared to $1.5 million in the first quarter of 2019 and operating margin declined to (7.1)% in the first quarter of 2020 compared to -2.3% in the first quarter of 2019. The increase in operating loss and decrease in operating margin were primarily due to: (i) lower revenues and related gross profit generated from our coating service operation in the Middle East; (ii) lower revenues and gross profit associated with our Canadian cathodic protection operation; and (iii) lower gross margins from our U.S. cathodic protection operation. These decreases were partially offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations.

Energy Services Segment

Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$91,063	$80,863	$10,200	12.6%
Gross profit	9,597	8,836	761	8.6%
Gross profit margin	10.5%	10.9%	N/A	(40)bp
Operating expenses	7,325	7,687	(362)	(4.7)%
Restructuring and related charges	96	34	62	182.4%
Operating income	2,176	1,115	1,061	95.2%
Operating margin	2.4%	1.4%	N/A	100bp

“N/A” represents not applicable.

Revenues

Revenues increased $10.2 million, or 12.6%, in the first quarter of 2020 compared to the first quarter of 2019. The increase was due to higher turnaround services activity in the first quarter of 2020, partially offset by a decline in maintenance service activities and construction activities as a result of COVID-19 in March 2020.

Gross Profit and Gross Profit Margin

Gross profit increased $0.8 million, or 8.6%, in the first quarter of 2020 compared to the first quarter of 2019, but gross profit margin declined 40 basis points in the first quarter of 2020 compared to the first quarter of 2019. The increase in gross profit was primarily due to higher revenues and improved efficiencies associated with turnaround service activities in the first quarter of 2020, partially offset by decreased revenues and associated gross profits from maintenance service activities noted above. The decline in gross profit margin was primarily due to lower labor productivity from maintenance service activities in the first quarter of 2020 as compared to the prior year period.

Operating Expenses

Operating expenses in the first quarter of 2020 declined $0.4 million to $7.3 million compared to $7.7 million in the first quarter of 2019. Operating expenses as a percentage of revenues were 8.0% in the first quarter of 2020 compared to 9.5% in the first quarter of 2019. These decreases were primarily due to lower variable costs associated with decreased maintenance and construction activity as well as cost savings associated with our restructuring efforts.

Operating Income and Operating Margin

Operating income increased $1.1 million, or 95.2%, to $2.2 million in the first quarter of 2020 compared to $1.1 million in the first quarter of 2019, primarily due to the increased turnaround activities and operating expense reductions discussed above. Operating margin improved to 2.4% in the first quarter of 2020 compared to 1.4% in the first quarter of 2019.

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	6,924	5,737	1,187	20.7%
Acquisition and divestiture expenses	689	—	689	N/M
Restructuring and related charges	275	107	168	157.0%
Operating loss	(7,888)	(5,844)	(2,044)	35.0%
Operating margin	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

“N/M” represents not meaningful.

Operating Expenses

Operating expenses increased $1.2 million, or 20.7%, in the first quarter of 2020 compared to the first quarter of 2019.  As part of our restructuring efforts, we recognized charges of $0.4 million and $0.2 million in the first quarters of 2020 and 2019, respectively. Excluding restructuring charges, operating expenses increased $1.1 million, or 20.1%, in the first quarter of 2019 compared to the first quarter of 2019. This increase was primarily due to earnout consideration reversed in the first quarter of 2019 and increased consulting expenses in the first quarter of 2020 as compared to the first quarter of 2019. Corporate operating expenses as a percentage of consolidated revenues were 2.3% in the first quarter of 2020 compared to 2.0% in the first quarter of 2019.

Other Income (Expense)

Interest Income and Expense

Interest income decreased $0.1 million in the first quarter of 2020 compared to the prior year quarter primarily due changes in interest rates. Interest expense decreased $0.4 million in the first quarter of 2020 compared to the prior year quarter primarily due to reduced loan principal balances during the first quarter of 2020 compared to the first quarter of 2019.

Other (Income) Expense

Other income was $0.4 million and other expense $0.7 million in the quarters ended March 31, 2020 and 2019, respectively. As part of our restructuring efforts, we recognized charges of $0.5 million and $0.2 million in the first quarters of 2020 and  2019 related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals. Additionally, we recorded net gains of $0.4 million related to the sale of our our CIPP contracting businesses in Australia and Spain in the first quarter of 2020. The remaining amounts primarily consisted of net foreign currency transaction gains in the first quarter of 2020 and net foreign currency transaction losses in the first quarter of 2019.

Taxes on Income (Loss)

The tax on pre-tax loss in the first quarter of 2020 was $0.2 million compared to a tax benefit of $0.8 million on a pre-tax loss in the first quarter of 2019. Our effective tax rate was 13.6% on pre-tax loss in the quarter ended March 31, 2020 compared to a benefit of 16.0% on a pre-tax loss in the quarter ended March 31, 2019. The effective rate for the first quarter of 2020 was negatively impacted by: (i) valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized; and (ii) a $0.4 million net tax expense, or 31.6% expense to the effective tax rate, related to employee share-based payments that vested during the first quarter of 2020. During the first quarter of 2019, the effective tax rate was negatively impacted by valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

Non-controlling Interests

Income attributable to non-controlling interests was $0.3 million in the quarter ended March 31, 2020 compared to de minimus income in the quarter ended March 31, 2019. In the first quarter of 2020, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint venture in Saudi Arabia.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash is operating activities, which include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At March 31, 2020, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

We also occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. On April 29, 2020, we amended our credit facility to include more flexible financial covenants, which based on current projections, provide the Company with additional expected borrowing capacity over the next twelve months of more than $100 million.

We expect the principal operational use of funds for the foreseeable future will be for working capital, debt service and, to a lesser extent for the remainder of 2020, capital expenditures.

During the first quarter of 2020, capital expenditures were primarily used to support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East. For 2020, we anticipate that we will spend approximately $10 million for capital expenditures, which is below prior year levels, and in response to cash preservation measures we have taken in the wake of COVID-19.

Repurchases of Aegion’s common stock, including both open market repurchases and those in connection with equity compensation programs for employees, totaled 260,620 shares, or $5.0 million, in the first quarter of 2020. Shares repurchased in the open market are done so in accordance with applicable regulatory requirements and subject to cash availability, market conditions and other factors. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In March 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Upon reinstatement of the open market share repurchase plan, our board of directors has authorized the open market repurchase of up to 2,327,161 shares; however the authorization is limited on an annual basis by our amended senior secured credit facility. See Notes 9 and 14 to the consolidated financial statements contained in this Report for additional information regarding our stock repurchase plans.

As part of our Restructuring, we utilized cash of $5.3 million during the first quarter of 2020 and $42.4 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. Cumulatively, we have incurred both cash and non-cash charges of $175.6 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We are substantially complete with respect to our announced restructuring efforts and expect any future cash charges related to this program to be immaterial. However, we could incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

We will continue to evaluate impacts on the business as a result of the COVID-19 pandemic and oil market declines to determine whether additional structural changes are required as a result of evolving long-term demand fundamentals, which could result in additional cash and non-cash restructuring charges. See Note 4 to the consolidated financial statements contained in this Report for additional information and disclosures regarding our Restructuring.

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources (in thousands):

	Quarter Ended March 31,
	2020	2019
Net cash used in operating activities	$(8,119)	$(6,597)
Net cash used in investing activities	(2,737)	(7,840)
Net cash provided by (used in) financing activities	20,205	(7,061)
Effect of exchange rate changes on cash	(1,291)	329
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	$8,058	$(21,169)

Cash Flows from Operating Activities

Cash flows from operating activities used $8.1 million in the first quarter of 2020 compared to $6.6 million used in the first quarter of 2019. The decrease in operating cash flow from the prior year period was primarily due to higher working capital usage as we used $16.4 million of cash during the first quarter of 2020 compared to $12.8 million used in the first quarter of 2019. Partially offsetting this negative variance was lower operating loss during the first quarter of 2020 as compared to the first quarter of 2019, exclusive of significant non-cash charges in both periods. Cash flows during the first quarters of 2020 and 2019 were negatively impacted by $5.3 million and $3.3 million, respectively, in cash payments related to our restructuring activities.

Cash Flows from Investing Activities

Cash flows from investing activities used $2.7 million during the first quarter of 2020 compared to $7.8 million provided during the first quarter of 2019. We used $6.1 million in cash for capital expenditures in the first quarter of 2020 compared to $8.1 million in the first quarter of 2019. In the first quarters of 2020 and 2019, $0.8 and $0.9 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first quarters of 2020 and 2019 were partially offset by $0.1 million and $0.3 million, respectively, in proceeds received from asset disposals. During the first quarter of 2020, we received $3.4 million from the divestitures of the CIPP contracting operations in Australia and Spain.

Cash Flows from Financing Activities

Cash flows from financing activities provided $20.2 million during the first quarter of 2020 compared to uses of  $7.1 million used in the first quarter of 2019. During the first quarters of 2020 and 2019, we used net cash of $5.0 million and $13.3 million, respectively, to repurchase 260,620 and 774,989 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report. During the first quarter of 2020, we had net borrowings of $34.0 million on our line of credit to fund domestic working capital needs and to ensure we had sufficient liquidity during the first quarter of 2020 due to COVID-19 business impacts. Additionally, during the first quarter of 2020, we used cash of $8.8 million to pay down the principal balance of our term loans. During the first quarter of 2019, we had net borrowings of $13.0 million on our line of credit and we used cash of $6.6 million to pay down the principal balance of our term loan.

Financial Condition

The following table presents our capitalization (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$73,210	$64,874
Restricted cash	1,070	1,348
Total long-term debt	301,745	276,432
Total equity	420,229	435,093
Total capitalization (debt plus equity)	721,974	711,525
Debt to total capitalization	42%	39%

Cash and Cash Equivalents

At March 31, 2020, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $25.4 million, or 34.7%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2020. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Certain provisions within the TCJA effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income that are not taxed at a minimum level. At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at March 31, 2020.

Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe.

Long-Term Debt

In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018 and December 2018, we amended this facility (the “amended Credit Facility”). At March 31, 2020, the amended Credit Facility consisted of a $225.0 million five-year revolving line of credit and a $308.4 million five-year term loan facility, each with a maturity date in February 2023.

Our indebtedness at March 31, 2020 consisted of $245.0 million outstanding from the term loan under the amended Credit Facility and $58 million on the line of credit under the amended Credit Facility. Additionally, we had $0.7 million of debt held by our joint ventures (representing funds loaned by our joint venture partners).

As of  March 31, 2020, we had $25.1 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $12.2 million was collateral for the benefit of certain of our insurance carriers and $12.9 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at March 31, 2020 and expect continued compliance for the next twelve months.

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

On April 29, 2020, we made further amendments to our amended Credit Facility. The amended Credit Facility now consists of a $175.0 million revolving line of credit and a $245 million term loan facility. The maturity dates were unchanged. See Note 14 to the consolidated financial statements and “Item 5. Other Information.” of “Part II - Other Information” contained in this report for additional information and disclosures regarding the credit facility amendment.

Disclosure of Contractual Obligations and Commercial Commitments

There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 11 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

Critical Accounting Policies

Goodwill

We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, such as a decline in stock price and market capitalization. During the first quarter of 2020, our stock price experienced high volatility ranging from a high of $23.18 to a low of $13.52, causing a decline in our enterprise market capitalization below book value, which was $420.2 million as of March 31, 2020. However, we determined that a triggering event did not occur as this decline was deemed temporary based on: (i) the subsequent improvement in our stock price to $16.05 at April 30, 2020; (ii) the business results that we reported for the first quarter of 2020; and (iii) the impacts of COVID-19 and depressed oil prices on trading markets worldwide and analyst indications that improvements are expected. If a decrease in our stock price and market capitalization continues over a sustained period, there could be a risk of future impairment charges.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2020 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2020 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At March 31, 2020, the estimated fair value of our long-term debt was approximately $294.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2020 would result in a $0.9 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2020, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $2.5 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2020, there were no material foreign currency hedge instruments outstanding. See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019.

The rapid spread of the COVID-19 virus and measures implemented to combat it are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the eventual duration and severity of the pandemic may increase the materiality of the ultimate effect on our business.  It is likely that there will be future negative effects that we cannot presently predict, including in the near-term.

The effects of the COVID-19 (coronavirus) pandemic, including the resulting actions taken by businesses, governments and consumers, have resulted in a significant and swift reduction in international and U.S. economic activity. This has resulted in current, and likely continued, adverse affects to our business, results of operations and liquidity. Generally speaking, across all of our businesses, these effects include, without limitation, potential significant volatility or decreases in the demand for our products and services, changes in customer behavior and preferences, disruptions in or closures of our manufacturing and other facilities or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

With regard to our Infrastructure Solutions segment, where a significant majority of our customers are municipalities, COVID-19 has resulted in decreased municipal revenue which in turn may result in decreased municipal spending, including spending on the services that we provide. Further, although we are generally considered to be an essential business as defined by various governmental authorities and can, therefore, continue to execute projects, shelter-in-place and stay-at-home orders have impacted the availability of subcontractors and other key resources, causing challenges and delays in executing work. Reduced staffing and resources within municipalities or municipal closures have resulted in a lack of resources to grant or oversee work, causing project delays and challenges collecting payment for work completed.

With regard to our Corrosion Protection segment, COVID-19 has significantly reduced the demand for oil. This reduced demand for oil resulting from COVID-19, coupled with price wars between oil producing countries and oil oversupply, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and products. Specifically, our customers have cancelled or deferred investments and shuttered existing facilities which, in turn, has reduced demand for our services. Additionally, actions taken by governmental authorities in the Middle East and elsewhere that limit the movement of people and equipment are adversely impacting our ability to execute work that is highly dependent on labor and resources from other countries. A widespread COVID-19 outbreak in the Middle East or any other important geography for our business would further challenge our ability to complete projects on budget and on schedule, potentially resulting in a material adverse impact on our business.

Like our Corrosion Protection segment, the reduced demand for oil has in turn reduced the demand for the services provided through our Energy Services segment. Although we have significantly reduced our upstream activities in the past several years, the demand for our remaining upstream maintenance and construction services has decreased. Then, from a downstream perspective, the refineries in which we work are deferring capital spending and non-essential maintenance, which has decreased demand for our maintenance services and delayed some of our turnaround and capital construction work. Some of our Energy Services customers have also put downward pressure on our pricing through requests or demands for temporary price discounts or other accommodations.

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impacts our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume. It is further uncertain what the impact of various legislation and other responses being taken in the U.S. and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020 (1) (2)	33,028	$22.02	31,221	2,476,431
February 2020 (1) (2)	108,231	22.52	31,161	2,445,270
March 2020 (1) (2)	119,361	15.76	118,109	2,327,161
Total	260,620	$19.36	180,491	(1)

(1)

In December 2019, our board of directors authorized the open market repurchase of up to an additional two million shares of our common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of March 31, 2020, 327,161 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more 10b5-1 plans and promptly retired. In March 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Upon reinstatement of the 10b5-1 plan, the prior authorizations of the board of directors remain in effect as the program did not establish a time period in which the repurchases had to be made. As of March 31, 2020, the authorization was limited to $40.0 million in 2020 by our senior secured credit facility while our consolidated financial leverage ratio remained greater than 2.50 to 1.00. Effective April 29, 2020, in connection with amendments to our senior secured credit facility, open market repurchases of our common stock are limited through June 30, 2021 to: (i) unlimited if our consolidated financial leverage ratio is less than 2.50 to 1.00; (ii) $20.0 million while our consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00, but less than 3.00 to 1.00; and (iii) zero while our consolidated financial leverage ratio is greater than or equal to 3.00 to 1.00.

(2)

In connection with approval of our senior secured credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock, restricted stock units or performance units issued to employees. For the quarter ended March 31, 2020, 80,129 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retired the shares. Effective April 29, 2020, in connection with amendments to our senior secured credit facility, purchases of our common stock in connection with our equity compensation programs are limited to $5.0 million through June 30, 2021.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5. Other Information.

Amendment to Credit Agreement

On April 29, 2020, we executed a fourth amendment (the “Fourth Amendment”) to the amended Credit Facility. The Fourth Amendment reduced the aggregate revolving commitments by $50.0 million such that the amended Credit Facility now consists of a $175.0 million revolving line of credit and a $245.0 million term loan facility, each with a maturity date in February 2023 (which was not modified by the Fourth Amendment). The Fourth Amendment also modified the amended Credit Facility’s financial covenants to provide us additional flexibility. As revised by the Fourth Amendment, the applicable financial covenant requirements as of each quarterly reporting period-end beginning with June 30, 2020 are as follows

•

The maximum consolidated financial leverage ratio (comparing consolidated funded indebtedness to amended Credit Facility defined consolidated EBITDA) is not to exceed 4.00 to 1.00 at June 30, 2020, 4.75 to 1.00 at September 30, 2020, 4.50 to 1.00 at December 31, 2020, 4.00 to 1.00 at March 31, 2021, 3.50 to 1.00 at June 30, 2021, and not more than 3.00 to 1.00 beginning with the quarter ending September 30, 2021.

•

The minimum permitted consolidated fixed charge coverage ratio (comparing amended Credit Facility defined consolidated EBITDA to amended Credit Facility defined fixed charges) is not less than 1.10 to 1.00 at June 30, 2020 and will increase to 1.15 to 1.00 at March 31, 2021 and 1.25 to 1.00 beginning with the quarter ending June 30, 2021.

The Fourth Amendment also, among other things, (a) modifies the calculation of consolidated EBITDA to permit the add-back of certain restructuring and divestiture charges for 2019 and 2020 and transaction expenses applicable to the Fourth Amendment; (b) increases the applicable interest rates by a rate ranging from 0.50% to 1.25% per annum based on the applicable consolidated leverage ratios; (c) implements an initial fixed applicable interest rate of the British Bankers Association LIBOR rate plus 3.50% from April 29, 2020 until we deliver our compliance certificate to the administrative agent for the first calendar quarter of 2021; (e) modifies our right to make certain additional restricted payments; (f) implements a liquidity requirement through the second quarter of 2021; (g) permits certain financing and refinancing actions; (h) modifies our right to make certain acquisitions and reduces the applicable permitted basket through the second quarter of 2021; and (i) implements certain technical and other amendments.

We paid approximately $2.1 million for arranging fees, up-front lending fees and other expenses associated with the Fourth Amendment.

The foregoing description of the Fourth Amendment is not intended to be complete and is qualified in its entirety by reference to the Fourth Amendment, a copy of which is attached as Exhibit 10.7, and is incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Management Annual Incentive Plan, effective January 1, 2020 (incorporated by reference to Exhibit 10.20 to the annual report filed on Form 10-K for the year ended December 31, 2019). (1)

10.2	Form of Performance Unit Agreement, dated February 17, 2020, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.23 to the annual report filed on Form 10-K for the year ended December 31, 2019). (1)

10.3	Form of Restricted Stock Unit Agreement, dated February 17, 2020, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.24 to the annual report filed on Form 10-K for the year ended December 31, 2019). (1)

10.4	Separation Agreement and Full and Final Release, dated February 24, 2020, between Aegion Corporation and Stephen P. Callahan (incorporated by reference to Exhibit 10.26 to the annual report filed on Form 10-K for the year ended December 31, 2019). (1)

10.5	Form of Director Deferred Stock Unit Agreement for Annual Grants (for Non-Employee Directors), filed herewith. (1)

10.6	Form of Director Deferred Stock Unit Agreement for Grants in Lieu of Cash (for Non-Employee Directors), filed herewith. (1)

10.7	Fourth Amendment to Credit Agreement, dated April 29, 2020, among Aegion Corporation, the Guarantors, Bank of America, N.A., as Administrative Agent, and the other parties thereto, filed herewith.

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: May 1, 2020	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)