Form 10-Q
period 2020-06-30
Aegion Corp
filed 2020-07-31
CIK 353020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

There were 30,771,371 shares of Class A common stock, $0.01 par value per share, outstanding at July 24, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$245,017	$318,740	$532,392	$595,644
Cost of revenues	191,442	251,303	428,933	479,912
Gross profit	53,575	67,437	103,459	115,732
Operating expenses	41,970	51,254	88,318	99,124
Goodwill impairment	1,258	—	1,258	—
Definite-lived intangible asset impairment	957	—	957	—
Impairment (gain) of assets held for sale	(658)	11,946	(658)	11,946
Acquisition and divestiture expenses	657	804	1,509	917
Restructuring and related charges	664	2,974	1,952	4,060
Operating income (loss)	8,727	459	10,123	(315)
Other income (expense):
Interest expense	(4,690)	(3,566)	(7,886)	(7,156)
Interest income	215	261	443	546
Other	964	(1,015)	1,389	(1,689)
Total other expense	(3,511)	(4,320)	(6,054)	(8,299)
Income (loss) before taxes on income	5,216	(3,861)	4,069	(8,614)
Taxes on income (loss)	1,220	4,286	1,376	3,524
Net income (loss)	3,996	(8,147)	2,693	(12,138)
Non-controlling interests income	(140)	(219)	(469)	(229)
Net income (loss) attributable to Aegion Corporation	$3,856	$(8,366)	$2,224	$(12,367)

Income (loss) per share attributable to Aegion Corporation:
Basic	$0.13	$(0.27)	$0.07	$(0.39)
Diluted	$0.12	$(0.27)	$0.07	$(0.39)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$3,996	$(8,147)	$2,693	$(12,138)
Other comprehensive income (loss):
Currency translation adjustments	3,392	1,204	(1,245)	3,066
Deferred loss on hedging activity, net of tax (1)	(238)	(3,553)	(6,174)	(5,699)
Pension activity, net of tax (2)	4	24	61	3
Total comprehensive income (loss)	7,154	(10,472)	(4,665)	(14,768)
Comprehensive income attributable to non-controlling interests	(313)	(326)	(379)	(249)
Comprehensive income (loss) attributable to Aegion Corporation	$6,841	$(10,798)	$(5,044)	$(15,017)

(1)	Amounts presented net of tax of $0 and $91 for the quarters ended June 30, 2020 and 2019, respectively, and $0 and $150 for the six months ended June 30, 2020 and 2019, respectively.

(2)	Amounts presented net of tax of $1 and $6 for the quarters ended June 30, 2020 and 2019, respectively, and $14 and $1 for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$95,324	$64,874
Restricted cash	994	1,348
Receivables, net of allowances of $6,431 and $7,224, respectively	171,245	192,604
Retainage	30,213	33,103
Contract assets	43,278	51,092
Inventories	49,589	57,193
Prepaid expenses and other current assets	34,570	33,909
Assets held for sale	10,367	16,092
Total current assets	435,580	450,215
Property, plant & equipment, less accumulated depreciation	100,082	101,091
Other assets
Goodwill	254,754	256,835
Intangible assets, less accumulated amortization	97,143	104,828
Operating lease assets	69,701	71,466
Deferred income tax assets	466	1,216
Other non-current assets	8,495	9,862
Total other assets	430,559	444,207
Total Assets	$966,221	$995,513

Liabilities and Equity
Current liabilities
Accounts payable	$58,402	$60,614
Accrued expenses	89,070	96,577
Contract liabilities	37,512	37,562
Current maturities of long-term debt	26,780	32,803
Liabilities held for sale	1,448	6,485
Total current liabilities	213,212	234,041
Long-term debt, less current maturities	233,097	243,629
Other liabilities
Operating lease liabilities	55,455	56,253
Deferred income tax liabilities	11,404	11,254
Other non-current liabilities	23,435	15,243
Total other liabilities	90,294	82,750
Total liabilities	536,603	560,420

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 30,768,399 and 30,715,959, respectively	308	307
Additional paid-in capital	100,490	101,148
Retained earnings	361,222	358,998
Accumulated other comprehensive loss	(39,962)	(32,694)
Total stockholders’ equity	422,058	427,759
Non-controlling interests	7,560	7,334
Total equity	429,618	435,093
Total Liabilities and Equity	$966,221	$995,513

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except number of shares)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock - Shares
Balance, beginning of period	30,679,476	31,491,872	30,715,959	31,922,409
Issuance of common stock upon stock option exercises	—	—	—	52,783
Issuance of shares pursuant to restricted stock units	35,949	33,699	188,545	205,274
Issuance of shares pursuant to performance units	—	502	71,541	111,158
Issuance of shares pursuant to deferred stock units	56,582	68,048	56,582	77,486
Shares repurchased and retired	(3,608)	(652,727)	(264,228)	(1,427,716)
Balance, end of period	30,768,399	30,941,394	30,768,399	30,941,394

Common Stock - Amount
Balance, beginning of period	$307	$315	$307	$319
Issuance of common stock upon stock option exercises	—	—	—	1
Issuance of shares pursuant to restricted stock units	—	—	2	2
Issuance of shares pursuant to performance units	—	—	1	1
Issuance of shares pursuant to deferred stock units	1	1	1	1
Shares repurchased and retired	—	(7)	(3)	(15)
Balance, end of period	$308	$309	$308	$309

Additional Paid-In Capital
Balance, beginning of period	$98,103	$111,597	$101,148	$122,818
Issuance of common stock upon stock option exercises	—	—	—	955
Shares repurchased and retired	(56)	(10,973)	(5,101)	(25,156)
Equity-based compensation expense	2,443	2,217	4,443	4,224
Balance, end of period	$100,490	$102,841	$100,490	$102,841

Retained Earnings
Balance, beginning of period	$357,366	$375,889	$358,998	$379,890
Net income (loss) attributable to Aegion Corporation	3,856	(8,366)	2,224	(12,367)
Balance, end of period	$361,222	$367,523	$361,222	$367,523

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(42,947)	$(40,508)	$(32,694)	$(40,290)
Currency translation adjustment and derivative transactions, net	2,985	(2,432)	(7,268)	(2,650)
Balance, end of period	$(39,962)	$(42,940)	$(39,962)	$(42,940)

Non-Controlling Interests
Balance, beginning of period	$7,400	$7,277	$7,334	$7,450
Net income	140	219	469	229
Distributions to non-controlling interests	(153)	(1,313)	(153)	(1,409)
Currency translation adjustment, net	173	107	(90)	20
Balance, end of period	$7,560	$6,290	$7,560	$6,290

Total Equity
Balance, beginning of period	$420,229	$454,570	$435,093	$470,187
Net income (loss)	3,996	(8,147)	2,693	(12,138)
Issuance of common stock upon stock option exercises	—	—	—	956
Issuance of shares pursuant to restricted stock units	—	—	2	2
Issuance of shares pursuant to performance units	—	—	1	1
Issuance of shares pursuant to deferred stock units	1	1	1	1
Shares repurchased and retired	(56)	(10,980)	(5,104)	(25,171)
Equity-based compensation expense	2,443	2,217	4,443	4,224
Distributions to non-controlling interests	(153)	(1,313)	(153)	(1,409)
Currency translation adjustment and derivative transactions, net	3,158	(2,325)	(7,358)	(2,630)
Balance, end of period	$429,618	$434,023	$429,618	$434,023

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,693	$(12,138)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	18,001	17,615
Gain on sale of fixed assets	(304)	(584)
Equity-based compensation expense	4,443	4,224
Deferred income taxes	294	601
Non-cash restructuring charges	503	1,409
Goodwill impairment	1,258	—
Definite-lived intangible asset impairment	957	—
Impairment of assets held for sale	—	11,946
Gain on sale of businesses	(680)	—
(Gain) loss on foreign currency transactions	(319)	701
Other	983	(190)
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	30,488	(289)
Inventories	6,705	(3,966)
Prepaid expenses and other assets	(821)	6,153
Accounts payable and accrued expenses	(7,650)	(5,887)
Contract liabilities	216	(5,056)
Other operating	3,571	(360)
Net cash provided by operating activities	60,338	14,179

Cash flows from investing activities:
Capital expenditures	(10,576)	(14,328)
Proceeds from sale of fixed assets	557	968
Patent expenditures	(154)	(197)
Sale of businesses, net of cash disposed	3,602	—
Net cash used in investing activities	(6,571)	(13,557)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	956
Repurchase of common stock	(5,104)	(25,171)
Distributions to non-controlling interests	(153)	(1,409)
Credit facility amendment fees	(1,995)	—
Payments on notes payable, net	—	(179)
Proceeds from line of credit, net	2,000	7,000
Principal payments on long-term debt	(17,500)	(13,125)
Net cash used in financing activities	(22,752)	(31,928)
Effect of exchange rate changes on cash	(919)	226
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	30,096	(31,080)
Cash, cash equivalents and restricted cash, beginning of year	66,222	84,886
Cash, cash equivalents and restricted cash, end of period	96,318	53,806
Cash, cash equivalents and restricted cash associated with assets held for sale, end of period	—	(1,709)
Cash, cash equivalents and restricted cash, end of period	$96,318	$52,097

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

During the second quarter of 2019, the Company initiated plans to sell its contracting business in Northern Ireland, Environmental Techniques Limited (“Environmental Techniques”). Accordingly, the Company has classified the assets and liabilities of this business as held for sale on the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. The Company has suspended the sales process for Environmental Techniques due to COVID-19 and expects to recommence the sales process as soon as reasonably practicable. See Note 5.

2.	ACCOUNTING POLICIES

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	June 30, 2020	December 31, 2019
Currency translation adjustments (1)	$(28,396)	$(27,241)
Derivative hedging activity	(10,696)	(4,522)
Pension activity	(870)	(931)
Total accumulated other comprehensive loss	$(39,962)	$(32,694)

(1)	During the six months ended June 30, 2020, as a result of disposing of certain international entities, $0.8 million was reclassified out of accumulated other comprehensive loss to “Other expense” in the Consolidated Statements of Operations.

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity. Net foreign exchange transaction gains of $0.3 million and $0.1 million in the second quarters of 2020 and 2019, respectively, and losses of $0.3 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

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

Earnings per Share

Earnings per share have been calculated using the following share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares used for basic EPS	30,726,566	31,216,886	30,721,684	31,459,557
Effect of dilutive stock options and restricted and deferred stock unit awards	391,918	—	475,734	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	31,118,484	31,216,886	31,197,418	31,459,557

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

Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	June 30, 2020	December 31, 2019
Cash and cash equivalents	$95,324	$64,874
Restricted cash	994	1,348
Cash, cash equivalents and restricted cash	$96,318	$66,222

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

The Company uses these levels of hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for derivative instruments; on a non-recurring basis, such as for acquisitions and impairment testing; for disclosure purposes, such as for long-term debt; and for other applications, as discussed in their respective footnotes. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments including notes payable are recorded at cost, which approximates fair value, and is based on Level 2 inputs as previously defined. The Company had no transfers between Level 1, 2 or 3 inputs during the six months ended June 30, 2020 and 2019.

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended June 30, 2020.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	June 30, 2020	December 31, 2019
Current assets	$16,546	$18,304
Non-current assets	7,892	7,635
Current liabilities	5,764	8,261
Non-current liabilities	2,521	1,962

	Quarter Ended June 30,		Six Months Ended June 30,
Statement of operations data	2020	2019	2020	2019
Revenue	$5,727	$7,519	$13,456	$13,444
Gross profit	2,078	2,416	4,381	4,051
Net income (loss) attributable to Aegion Corporation	70	(652)	355	(619)

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 90.6% and 92.3% of revenues for the quarters ended June 30, 2020 and 2019, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date.  Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice. Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 9.4% and 7.7% for the quarters ended June 30, 2020 and 2019, respectively.

On June 30, 2020, the Company had $501.8 million of remaining performance obligations from construction, engineering and installation services. The Company estimates that approximately $480.0 million, or 95.7%, of the remaining performance obligations at June 30, 2020 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended June 30, 2020				Quarter Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$114,705	$30,608	$52,134	$197,447	$110,957	$43,326	$85,704	$239,987
Canada	14,205	10,790	—	24,995	18,934	14,458	—	33,392
Europe	4,131	3,061	—	7,192	12,888	4,493	—	17,381
Other foreign	4,351	11,032	—	15,383	12,661	15,319	—	27,980
Total revenues	$137,392	$55,491	$52,134	$245,017	$155,440	$77,596	$85,704	$318,740

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$218,123	$69,347	$143,197	$430,667	$208,848	$73,347	$166,567	$448,762
Canada	25,228	21,622	—	46,850	29,545	27,915	—	57,460
Europe	11,773	6,090	—	17,863	25,413	7,971	—	33,384
Other foreign	12,512	24,500	—	37,012	23,177	32,861	—	56,038
Total revenues	$267,636	$121,559	$143,197	$532,392	$286,983	$142,094	$166,567	$595,644

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended June 30, 2020				Quarter Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$121,395	$38,382	$1,213	$160,990	$136,212	$53,055	$1,291	$190,558
Time and materials	—	9,835	50,921	60,756	—	17,283	84,413	101,696
Product sales	15,997	7,274	—	23,271	19,184	7,258	—	26,442
License fees	—	—	—	—	44	—	—	44
Total revenues	$137,392	$55,491	$52,134	$245,017	$155,440	$77,596	$85,704	$318,740

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$233,906	$82,637	$2,943	$319,486	$255,127	$95,628	$2,210	$352,965
Time and materials	—	22,805	140,254	163,059	—	32,259	164,357	196,616
Product sales	33,730	16,117	—	49,847	31,662	14,207	—	45,869
License fees	—	—	—	—	194	—	—	194
Total revenues	$267,636	$121,559	$143,197	$532,392	$286,983	$142,094	$166,567	$595,644

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

Net contract assets (liabilities) consisted of the following (in thousands):

	June 30, 2020 (1)	December 31, 2019 (2)
Contract assets – current	$43,278	$51,092
Contract liabilities – current	(37,512)	(37,562)
Net contract assets	$5,766	$13,530

(1)	Amounts exclude contract assets of $0.7 million and contract liabilities of less than $0.1 million that were classified as held for sale at June 30, 2020 (see Note 5).
(2)	Amounts exclude contract assets of $5.4 million and contract liabilities of $0.1 million that were classified as held for sale at December 31, 2019 (see Note 5).

Substantially all of the $37.6 million and $32.3 million contract liabilities balances at December 31, 2019 and December 31, 2018, respectively, were recognized in revenues during the first six months of 2020 and 2019, respectively.

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

The Company completed the divestitures of Bayou and the Denmark CIPP business in 2018. The Company also completed the divestitures of the Netherlands CIPP business and its Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. The Company completed the divestitures of CIPP operations in Australia and Spain in early 2020 (see Note 1). Remaining shutdown activities include Corrosion Protection entities in South America and South Africa, which are expected to be completed in 2020. Additionally, the exit of the Company’s cathodic protection installation activities in the Middle East is substantially complete, though management expects minimal wind-down activities will extend through the first quarter of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been suspended due to COVID-19, but the Company expects to recommence the process as soon as reasonably practicable.

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

During the second quarter of 2020, the Company took additional actions to exit its specialty turnaround services businesses in Energy Services, Plant Performance Services LLC and P2S LLC (collectively “P2S”). Additionally, the Company executed reductions in force across the rest of the Company related to business slowdowns due to COVID-19.

Total pre-tax restructuring and related impairment charges since inception were $180.4 million ($162.6 million post-tax) and consisted of cash charges totaling $51.1 million and non-cash charges totaling $129.3 million. Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $42.9 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, release of cumulative currency translation adjustments as well as net losses on the disposal of both domestic and international entities. The Company reduced headcount by approximately 745 employees as a result of these actions.

During the second half of 2020, management expects to initiate additional restructuring actions as the Company balances the effects of COVID-19, with the majority of charges included within the Corrosion Protection segment. Additionally, the Company continues to monitor the impact COVID-19 is having on the oil refining markets in the United States and its Energy Services segment. The Company is prepared to proactively respond to the situation and may take further restructuring actions as warranted. The Company expects to incur additional cash charges related to this program of between $3 million and $5 million. It could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

During the quarters and six months ended June 30, 2020 and 2019, the Company recorded pre-tax expenses related to the Restructuring as follows (in thousands):

	Quarter Ended June 30, 2020					Quarter Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$118	$106	$69	$57	$350	$551	$1,575	$6	$—	$2,132
Contract termination costs	36	175	—	—	211	(92)	790	—	—	698
Relocation and other moving costs	—	103	—	—	103	—	144	—	—	144
Other restructuring costs (1)	(199)	100	3,385	883	4,169	1,696	940	—	906	3,542
Total pre-tax restructuring charges	$(45)	$484	$3,454	$940	$4,833	$2,155	$3,449	$6	$906	$6,516

(1)	For the quarter ended June 30, 2020, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, exiting the CIPP operations in Europe, disposing of certain international businesses and other cost savings initiatives. Amounts also include goodwill and definite-lived intangible asset impairments related to the exiting P2S. For the quarter ended June 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East and other cost savings initiatives.

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$118	$969	$69	$332	$1,488	$833	$1,745	$40	$9	$2,627
Contract termination costs	36	229	62	—	327	333	807	—	98	1,238
Relocation and other moving costs	—	103	34	—	137	51	144	—	—	195
Other restructuring costs (1)	162	1,079	3,385	1,878	6,504	3,440	729	—	1,153	5,322
Total pre-tax restructuring charges	$316	$2,380	$3,550	$2,210	$8,456	$4,657	$3,425	$40	$1,260	$9,382

(1)	For the six months ended June 30, 2020, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, exiting the CIPP operations in Europe, disposing of certain international businesses and other cost savings initiatives. Amounts also include goodwill and definite-lived intangible asset impairments related to the exiting P2S. For the six months ended June 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East and other cost savings initiatives.

Restructuring costs related to severance, other termination benefit costs and early contract termination costs were $0.7 million and $3.0 million for the quarters ended June 30, 2020 and 2019, respectively, and $2.0 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively, are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the Restructuring recognized in the quarters and six months ended June 30, 2020 and 2019 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended June 30, 2020					Quarter Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (2)
Cost of revenues	$52	$(131)	$—	$—	$(79)	$(67)	$463	$—	$—	$396
Operating expenses	(133)	1,091	1,170	838	2,966	976	331	—	898	2,205
Goodwill impairment	—	—	1,258	—	1,258	—	—	—	—	—
Definite-lived intangible asset impairment	—	—	957	—	957	—	—	—	—	—
Restructuring and related charges	154	384	69	57	664	459	2,509	6	—	2,974
Other expense	(118)	(860)	—	45	(933)	787	146	—	8	941
Total pre-tax restructuring charges	$(45)	$484	$3,454	$940	$4,833	$2,155	$3,449	$6	$906	$6,516

(1)	Total pre-tax restructuring charges for the quarter ended June 30, 2020, include cash charges of $2.6 million and non-cash charges of $2.2 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the quarter ended June 30, 2019, include cash charges of $5.4 million and non-cash charges of $1.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (2)
Cost of revenues	$69	$175	$—	$—	$244	$(92)	$562	$—	$—	$470
Operating expenses	316	1,642	1,170	1,219	4,347	2,322	268	—	1,145	3,735
Goodwill impairment	—	—	1,258	—	1,258	—	—	—	—	—
Definite-lived intangible asset impairment	—	—	957	—	957	—	—	—	—	—
Restructuring and related charges	154	1,301	165	332	1,952	1,217	2,696	40	107	4,060
Other expense	(223)	(738)	—	659	(302)	1,210	(101)	—	8	1,117
Total pre-tax restructuring charges	$316	$2,380	$3,550	$2,210	$8,456	$4,657	$3,425	$40	$1,260	$9,382

(1)	Total pre-tax restructuring charges for the six months ended June 30, 2020, include cash charges of $5.8 million and non-cash charges of $2.7 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the six months ended June 30, 2019, include cash charges of $8.5 million and non-cash charges of $0.9 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize restructuring activity during the first six months of 2020 and 2019 (in thousands):

				Utilized in 2020
	Reserves at December 31, 2019	2020 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2020
Severance and benefit related costs	$4,389	$1,488	$(21)	$4,104	$—	$1,752
Contract termination costs	953	327	(7)	575	—	698
Relocation and other moving costs	367	137	—	211	—	293
Other restructuring costs	2,379	6,504	(22)	4,791	2,718	1,352
Total pre-tax restructuring charges	$8,088	$8,456	$(50)	$9,681	$2,718	$4,095

(1)	Refers to cash utilized to settle charges during the first six months of 2020.

				Utilized in 2019
	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2019
Severance and benefit related costs	$1,742	$2,627	$(10)	$1,860	$—	$2,499
Contract termination costs	359	1,238	(13)	606	—	978
Relocation and other moving costs	—	195	(1)	26	—	168
Other restructuring costs	311	5,322	(3)	3,450	1,409	771
Total pre-tax restructuring charges	$2,412	$9,382	$(27)	$5,942	$1,409	$4,416

(1)	Refers to cash utilized to settle charges during the first six months of 2019.

5.	ASSETS AND LIABILITIES HELD FOR SALE

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

The relevant asset and liability balances at June 30, 2020 and December 31, 2019 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. Based on management’s expectation of fair value less cost to sell, the Company recorded an impairment of assets held for sale of $2.9 million in the Consolidated Statement of Operations during 2019 related to the land parcels. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur additional impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	June 30, 2020(1)	December 31, 2019(2)
Assets held for sale:
Current assets
Receivables, net	$266	$4,136
Retainage	463	518
Contract assets	698	5,350
Inventories	141	2,097
Prepaid expenses and other current assets	194	799
Total current assets	1,762	12,900
Property, plant & equipment, less accumulated depreciation	7,233	10,962
Goodwill	2,640	4,224
Intangible assets, less accumulated amortization	1,429	1,528
Operating lease assets	42	326
Other non-current assets	122	130
Impairment of assets held for sale	(2,861)	(13,978)
Total assets held for sale	$10,367	$16,092

Liabilities held for sale:
Current liabilities
Accounts payable	$280	$2,174
Accrued expenses	1,072	3,961
Contract liabilities	43	122
Total current liabilities	1,395	6,257
Operating lease liabilities	6	174
Other non-current liabilities	47	54
Total liabilities held for sale	$1,448	$6,485

(1)	Includes Environmental Techniques and land held at Corporate.
(2)	Includes Insituform Australia, Insituform Spain, Environmental Techniques and land held at Corporate.

6.	LEASES

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

The following table presents the components of lease expense (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4,932	$5,938	$10,138	$11,390
Short-term lease cost	4,785	5,482	10,866	12,721
Total lease cost	$9,717	$11,420	$21,004	$24,111

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020(1)	December 31, 2019(2)
Operating leases:
Operating lease assets	$69,701	$71,466

Accrued expenses	$15,378	$15,828
Other liabilities	55,455	56,253
Total operating lease liabilities	$70,833	$72,081

Weighted-average remaining lease term (in years)	5.86	5.74
Weighted-average discount rate	5.12%	5.71%

(1)	Amounts exclude operating lease assets of less than $0.1 million, accrued expenses of less than $0.1 and other liabilities of less than $0.1 million that were classified as held for sale at June 30, 2020 (see Note 5).
(2)	Amounts exclude operating lease assets of $0.3 million, accrued expenses of $0.2 million and other liabilities of $0.2 million that were classified as held for sale at December 31, 2019 (see Note 5).

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2019
Goodwill, gross	$240,160	$76,946	$81,504	$398,610
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	177,312	31,546	47,977	256,835
2020 Activity:
Impairment (1)	—	—	(1,258)	(1,258)
Foreign currency translation	(436)	(387)	—	(823)
Balance, June 30, 2020
Goodwill, gross	239,724	76,559	81,504	397,787
Accumulated impairment losses	(62,848)	(45,400)	(34,785)	(143,033)
Goodwill, net	$176,876	$31,159	$46,719	$254,754

(1)	During the second quarter of 2020, the Company recorded a $1.3 million goodwill impairment related to restructuring activities within Energy Services (see Note 4).

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2020				December 31, 2019
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	0.2	$3,894	$(3,871)	$23	$3,894	$(3,824)	$70
Leases	0.5	864	(820)	44	864	(777)	87
Trademarks (1)	9.2	15,437	(7,261)	8,176	15,699	(6,911)	8,788
Non-competes	2.9	2,048	(1,391)	657	2,301	(1,354)	947
Customer relationships (1)	6.9	156,817	(81,931)	74,886	157,576	(76,832)	80,744
Patents and acquired technology	7.3	38,728	(25,371)	13,357	39,289	(25,097)	14,192
Total intangible assets	—	$217,788	$(120,645)	$97,143	$219,623	$(114,795)	$104,828

(1)	During the second quarter of 2020, the Company recorded intangible asset impairments related to restructuring activities within Energy Services of $0.3 million for trademarks and $0.7 million for customer relationships (see Note 4).

Amortization expense was $3.4 million and $3.4 million for the quarters ended June 30, 2020 and 2019, respectively, and $6.8 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense for the years ended December 31, 2020, 2021, 2022, 2023 and 2024 is $13.0 million, $12.9 million, $12.9 million, $12.9 million and $12.1 million, respectively.

8.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term note, due February 27, 2023, annualized rates of 4.25% and 4.09%, respectively	$236,250	$253,750
Line of credit, 4.25% and 4.01%, respectively	26,000	24,000
Other notes with interest rates from 3.3% to 7.8%	681	770
Subtotal	262,931	278,520
Less – Current maturities of long-term debt	26,780	32,803
Less – Unamortized loan costs	3,054	2,088
Total	$233,097	$243,629

In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018 and April 2020, the Company amended this facility (the “amended Credit Facility”). At June 30, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $245.0 million term loan facility, each with a maturity date in February 2023.

Due to the potential impacts of COVID-19 on the Company’s business and the uncertainties associated with the duration of the pandemic, the Company amended its current credit facility on April 29, 2020 to provide additional liquidity and to ensure ongoing debt covenant compliance with the amended ratios. The amended Credit Facility now includes more flexible financial covenants and updated the defined terms to allow for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on the Company’s open market share repurchase program and repurchases of common stock in connection with the Company’s equity compensation programs for employees. See Note 9.

The Company paid expenses of $2.0 million associated with the amended Credit Facility, $1.5 million related to up-front lending fees and $0.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations in the second quarter of 2020. In addition, the Company had $1.9 million in unamortized loan costs associated with the amended Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations in the second quarter of 2020.

Based on the April 2020 amendments, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus 3.50% from April 29, 2020 until the Company delivers its compliance certificate to the administrative agent for the first calendar quarter of 2021. Thereafter, interest is charged at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.75% to 3.50% depending on the Company’s consolidated leverage ratio. The amended Credit Facility also provided a 75 basis point floor for the base LIBOR rate. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2020 was approximately 4.25%.

The Company’s indebtedness at June 30, 2020 consisted of $236.3 million outstanding from the term loan under the amended Credit Facility and $26.0 million on the line of credit under the amended Credit Facility. Additionally, the Company had $0.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners). During the second quarter of 2020, the Company repaid $32.0 million on the line of credit as a result of focused working capital management and strong operating cash flows.

As of June 30, 2020, the Company had $35.0 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $12.2 million was collateral for the benefit of certain of our insurance carriers and $22.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2019 consisted of $253.8 million outstanding from the term loan under the amended Credit Facility, $24.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt.

At June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s long-term debt was approximately $274.0 million and $286.8 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 2 inputs as defined in Note 2.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of June 30, 2020 was approximately 5.11%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 13.

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

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements as of June 30, 2020 were defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 4.00 to 1.00. At June 30, 2020, the Company’s consolidated financial leverage ratio was 2.65 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $140.0 million of additional debt.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.10 to 1.00. At June 30, 2020, the Company’s fixed charge ratio was 1.41 to 1.00.

At June 30, 2020, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2019, the Company’s board of directors authorized the open market repurchase of up to an additional two million shares of the Company’s common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of June 30, 2020, 327,161 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In March 2020, the Company’s board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. The prior authorizations of the board of directors remain in effect as the program did not establish a time period in which the repurchases had to be made. Effective April 29, 2020, the amended Credit Facility limits open market repurchases of the Company’s common stock through June 30, 2021 to: (i) unlimited if the Company’s consolidated financial leverage ratio is less than 2.50 to 1.00; (ii) $20.0 million while the Company’s consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00, but less than 3.00 to 1.00; and (iii) zero while the Company’s consolidated financial leverage ratio is greater than or equal to 3.00 to 1.00.

The Company’s board of directors also approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with the Company’s equity compensation programs for employees. Effective April 29, 2020, the amended Credit Facility limits the amount repurchased to $5.0 million though June 30, 2021. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock, restricted stock unit awards and performance unit awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock unit or performance unit vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. With regard to stock option awards, the option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of common stock surrendered for taxes due on the exercise of the option are deemed repurchased by the Company.

During the first six months of 2020, the Company acquired 180,491 shares of the Company’s common stock for $3.2 million ($17.80 average price per share) through the open market repurchase program discussed above, and 83,737 shares of the Company’s common stock for $1.9 million ($22.54 average price per share) in connection with the satisfaction of tax obligations in connection with equity compensation programs for employees. Once repurchased, the Company immediately retired all such shares.

During the first six months of 2019, the Company acquired 1,274,086 shares of the Company’s common stock for $22.0 million ($17.28 average price per share) through open market repurchases, 153,630 shares of the Company’s common stock for $3.1 million ($20.48 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units, and 48,409 shares of the Company’s common stock for $1.0 million ($20.52 average price per share) in connection with “net, net” exercises of employee stock options. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of June 30, 2020, 1,370,669 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of June 30, 2020, 257,396 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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

A summary of the stock award activity is as follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	1,034,964	$23.20
Period Activity:
Restricted stock units awarded	391,171	20.02
Performance stock units awarded	131,755	22.96
Restricted stock units distributed	(188,545)	22.30
Performance stock units distributed	(71,541)	28.18
Restricted stock units forfeited	(28,928)	21.07
Performance stock units forfeited	(76,282)	27.46
Outstanding at June 30, 2020	1,192,594	$21.76

Expense associated with stock awards was $2.3 million and $2.0 million for the quarters ended June 30, 2020 and 2019, respectively, and $4.0 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. Unrecognized pre-tax expense of $15.9 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at June 30, 2020.

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

A summary of deferred stock unit activity is as follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	253,340	$20.71
Period Activity:
Awarded	64,010	14.55
Distributed	(56,582)	21.63
Outstanding at June 30, 2020	260,768	$19.00

Expense associated with deferred stock unit awards was $0.2 million and $0.2 million for the quarters ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Unrecognized pre-tax expense is $0.8 million related to deferred stock unit awards is expected to be recognized over the weighted average service period of 0.8 years for awards outstanding at June 30, 2020.

Stock Options

Stock options on the Company’s common stock were previously awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally had a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. There were 52,783 stock options exercised during the first quarter of 2019 with a weighted average exercise price of $18.11 per share. There were no stock options outstanding at June 30, 2020 and December 31, 2019.

10.	TAXES ON INCOME

The Company’s effective tax rate in the quarter and six-month period ended June 30, 2020 was 23.4% and 33.8%, respectively. The effective rates for both periods were negatively impacted, as compared to U.S. federal statutory tax rates, by valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

The Company’s effective tax rate in the quarter and six-month period ended June 30, 2019 was (111.0)% and (40.9)%, respectively, reflecting income tax expense on a pre-tax loss in both periods. The effective rates for both periods were negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

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

Purchase Commitments

The Company had no material purchase commitments at June 30, 2020.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2020 on its Consolidated Balance Sheet.

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

Financial information by segment was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Infrastructure Solutions	$137,392	$155,439	$267,636	$286,982
Corrosion Protection	55,491	77,597	121,559	142,095
Energy Services	52,134	85,704	143,197	166,567
Total revenues	$245,017	$318,740	$532,392	$595,644

Gross profit:
Infrastructure Solutions	$35,667	$38,871	$67,037	$65,457
Corrosion Protection	14,111	16,692	23,028	29,565
Energy Services	3,797	11,874	13,394	20,710
Total gross profit	$53,575	$67,437	$103,459	$115,732

Operating income (loss):
Infrastructure Solutions (1)	$21,004	$9,120	$34,559	$14,835
Corrosion Protection (2)	699	(3,863)	(5,748)	(5,623)
Energy Services (3)	(5,713)	4,107	(3,537)	5,222
Corporate (4)	(7,263)	(8,905)	(15,151)	(14,749)
Total operating income (loss)	8,727	459	10,123	(315)
Other income (expense):
Interest expense	(4,690)	(3,566)	(7,886)	(7,156)
Interest income	215	261	443	546
Other (5)	964	(1,015)	1,389	(1,689)
Total other expense	(3,511)	(4,320)	(6,054)	(8,299)
Income (loss) before taxes on income	$5,216	$(3,861)	$4,069	$(8,614)

(1)

Operating income in the second quarter of 2020 and 2019 includes $0.1 million and $1.4 million, respectively, of restructuring charges (see Note 4) and $0.0 million and $0.4 million, respectively, of costs primarily related to the divestiture of certain international operations. Operating income in the first six months of 2020 and 2019 includes $0.5 million and $3.4 million, respectively, of restructuring charges (see Note 4) and $0.2 million and $0.5 million, respectively, of divestiture costs. Additionally, operating income in the second quarter and first six months of 2020 includes $0.7 million of impairment reversals while operating income in the second quarter and first six months of 2019 includes $9.0 million of impairment charges to assets held for sale.

(2)

Operating income (loss) in the second quarter of 2020 and 2019 includes $1.3 million and $3.3 million, respectively, of restructuring charges (see Note 4). Operating loss in the first six months of 2020 and 2019 includes $3.1 million and $3.5 million, respectively, of restructuring charges (see Note 4). Additionally, operating income in the second quarter and first six months of 2019 includes $2.9 million of impairment charges to assets held for sale.

(3)	Operating loss in the second quarter of 2020 and 2019 includes $3.5 million and less than $0.1 million, respectively, of restructuring charges (see Note 4). Operating loss in the first six months of 2020 and 2019 includes $3.6 million and less than $0.1 million respectively, of restructuring charges (see Note 4). Additionally, operating loss in the second quarter and first six months of 2020 includes $1.3 million of goodwill impairment charges and $1.0 million of definite-lived intangible asset impairment charges.

(4)

Operating loss in the second quarter of 2020 and 2019 includes $0.9 million and $0.9 million, respectively, of restructuring charges (see Note 4) and $0.7 million and $0.4 million, respectively, of divestiture costs. Operating loss in the first six months of 2020 and 2019 includes $1.6 million and $1.3 million, respectively, of restructuring charges (see Note 4) and $1.3 million and $0.4 million, respectively, of divestiture costs.

(5)

Other expense in the second quarter of 2020 includes gains of $0.9 million related to restructuring (see Note 4). Other expense in the second quarter of 2019 includes $0.9 million of restructuring charges (see Note 4). Other expense in the first six months of 2020 and 2019 includes gains of $0.3 million and charges of $1.1 million, respectively, related to restructuring (see Note 4).  Other expense in the first six months of 2020 also includes gains of $0.7 million related to divestitures of Insituform Australia and Insituform Spain (see Note 1).

The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues: (1)
United States	$197,447	$239,987	$430,667	$448,762
Canada	24,995	33,392	46,850	57,460
Europe	7,192	17,381	17,863	33,384
Other foreign	15,383	27,980	37,012	56,038
Total revenues	$245,017	$318,740	$532,392	$595,644

Gross profit: (1)
United States	$41,334	$50,792	$80,970	$82,619
Canada	5,369	5,028	8,100	8,482
Europe	2,256	3,311	5,204	6,830
Other foreign	4,616	8,306	9,185	17,801
Total gross profit	$53,575	$67,437	$103,459	$115,732

(1)	Revenues and gross profit are attributed to the country of origin

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. The Company’s cash flow hedges were in a net deferred loss position of $10.7 million and $4.6 million at June 30, 2020 and December 31, 2019, respectively. The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred losses were recorded in other non-current liabilities and other comprehensive income on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments and management fees from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. From time to time, the Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. No contracts were utilized during the first six months of 2020. During the first six months of 2019, a loss of $0.3 million was recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.

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

The following table summarizes the Company’s derivative position at June 30, 2020:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Interest Rate Swap	—	$177,187,500	2.50	—

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined in Note 2 (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$—	$261
	Total Assets	$—	$261

Interest Rate Swaps	Other non-current liabilities	$10,696	$4,899
	Total Liabilities	$10,696	$4,899

	Total Derivative Assets	$—	$261
	Total Derivative Liabilities	10,696	4,899
	Total Net Derivative Liability	$(10,696)	$(4,638)

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

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 2, 2020, and in our subsequent filed reports, including this report, and, in particular, the impact of the current COVID-19 virus outbreak and the evolving response thereto both on the Company generally and on the other risks described therein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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

Corrosion Protection – Corrosion Protection, over the longer term, is positioned to capture the benefits of continued oil and natural gas pipeline infrastructure developments across North America and internationally, as producers and midstream pipeline companies transport their product from onshore and offshore oil and gas fields to regional demand centers. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the global transmission and distribution network, especially in the oil and gas markets. The segment has a broad portfolio of technologies, products and services to protect, maintain, rehabilitate, assess and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe and weld coatings and inspection and repair capabilities, as well as an increasing offering of asset integrity management data storage and analytics capabilities related to these services.

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

COVID-19 Update

Over the past several months, the COVID-19 outbreak has significantly impacted domestic and international operations and economic activity. We expect these disruptions will continue in the second half of 2020 as general business and economic uncertainty persists.

The disruption caused by the pandemic has adversely impacted our employees, suppliers and customers. From a human capital perspective, to date, we have not had any material disruptions to our business due to confirmed or suspected COVID-19 cases. We support our employees by providing all the necessary equipment and implementing the appropriate procedures so that they can continue to perform their duties safely. The vast majority of our office staff has been able to effectively work remotely as a result of our existing information technology infrastructure and any remaining office staff as well as our field crews and laborers have generally been able to continue working safely with the necessary protective equipment and practices. Aegion serves as an ‘essential’ business in nearly all of North America and as such we have been able to continue to serve our customers in a safe and quality manner. From a supplier perspective, to date, we have not had any significant issues with critical suppliers, but we continue to communicate with them and closely monitor developments. Finally, from a customer perspective, we have not experienced any significant contract losses; however, we have experienced some disruption, including temporary facility shutdowns and reduced man hours in our Energy Services business, project delays and shelter-in-place and stay-at-home orders in certain international locations.

In order to help mitigate the negative financial impact caused by the pandemic, we have implemented a number of cost savings measures across our platforms and at our corporate office including employee furloughs, temporary wage adjustments, utilization of governmental job retention subsidies, elimination of non-essential travel and reduction of discretionary spend. We have also taken cash preservation measures to aggressively manage working capital, reduce non-critical capital expenditures, suspend open-market share repurchases and transition certain salaried compensation and board of directors’ fees to equity-based compensation. Certain of these spending restrictions were lifted in July, including wage reductions, and others are expected to remain in place for the duration of the 2020.

Additionally, on April 29, 2020, we amended our credit facility to provide more flexible financial covenants and increase the borrowing capacity on our revolving line of credit should we need it in the coming months.

During the second quarter of 2020, several initiatives led to reduced costs and/or improved profitability on the quarterly results. Such actions included: (i) savings of $2.2 million from the conversion of certain salaried compensation to short-term vesting, equity-based compensation; and (ii) savings of $1.2 million from the temporary suspension of employer contributions to 401(k) and other defined contribution plans. Certain of our international businesses also received approximately $2.7 million in government wage subsidies. Depending on the jurisdiction, the wage subsidy initiatives either offset incurred costs while revenue generating activities were suspended, or incentivized businesses to maintain their workforce rather than initiating furloughs. In both instances, the benefit to our businesses partially offset costs that would have likely been removed through company-initiated furloughs and workforce reductions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the six months ended June 30, 2020. However, we have deferred payments of $3.9 million as of June 30, 2020 related to the timing of federal estimated tax payments and employer payroll taxes as permitted by the CARES Act.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

Business Outlook

Due to the continued developing impacts and uncertainties of the COVID-19 pandemic, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations and financial condition cannot be predicted. While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments for at least the third quarter of 2020.

Because the COVID-19 pandemic continues to be a rapidly evolving situation, we will continue to monitor the business impact and may take further actions that we deem appropriate in light of the circumstances.

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

We completed the divestitures of Bayou and the Denmark CIPP business in 2018. We also completed the divestitures of the Netherlands CIPP business and Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. We completed the divestitures of CIPP operations in Australia and Spain in early 2020. Remaining shutdown activities include Corrosion Protection entities in South America and South Africa, which are expected to be completed in 2020. Additionally, the exit of our cathodic protection installation activities in the Middle East is substantially complete, though we expect minimal wind-down activities will extend through the first quarter of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been delayed due to the COVID-19 pandemic, but we believe it is probable that a sale will occur in the first half of 2021.

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

During the second quarter of 2020, management took actions to exit its specialty turnaround services businesses in Energy Services, Plant Performance Services LLC and P2S LLC (collectively “P2S”). Additionally, we executed reductions in force across the rest of the company related to business slowdowns due to COVID-19.

Total pre-tax Restructuring charges recorded during the first six months of 2020 were $8.5 million ($6.8 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax Restructuring and related impairment charges since inception were $180.4 million ($162.6 million post-tax), including cash charges of $51.1 million and non-cash charges of $129.3 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We reduced headcount by approximately 745 employees as a result of these actions.

During the second half of 2020, management expects to initiate additional restructuring actions as we balance the effects of COVID-19, with the majority of charges included within the Corrosion Protection segment. Additionally, we continue to monitor the impact COVID-19 is having on the oil refining markets in the United States and our Energy Services segment. We are prepared to proactively respond to the situation and may take further restructuring actions as warranted. We expect to incur additional cash charges related to this program of between $3 million and $5 million. We will continue to evaluate impacts on the business as a result of the COVID-19 pandemic and oil market declines to determine whether additional structural changes are required as a result of evolving long-term demand fundamentals, which could result in additional cash and non-cash restructuring charges. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

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

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2020 and 2019

Significant Events

Restructuring – As part of our restructuring efforts, we recorded pre-tax charges of $8.5 million ($6.8 million post-tax) and $9.4 million ($10.0 million post-tax) during the first six months of 2020 and 2019, respectively. These charges include goodwill and intangible asset impairment charges of $1.3 million and $1.0 million, respectively, in the first six months of 2020 related to the exit of specialty turnaround services in Energy Services. See Notes 1 and 4 to the consolidated financial statements contained in this Report.

Impairment of Assets Held for Sale – During the second quarter of 2020, we recorded a recovery of $0.7 million ($0.5 million post-tax) related to previously reserved customer receivables in our held for sale operations. During the second quarter of 2019, we recorded a loss on assets held for sale of $11.9 million ($11.9 million post-tax) based on our current expectation of fair value less cost to sell. Charges impacted the Infrastructure Solutions and Corrosion Protection reportable segments.

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $1.5 million ($1.2 million post-tax) and $0.9 million ($0.8 million post-tax) during the first six months of 2020 and 2019, respectively, related primarily to the divestitures of Insituform Australia and Insituform Spain in 2020, and Insituform Australia in 2019. Expenses primarily impacted the Infrastructure Solutions and Corporate reportable segments.

Warranty Reserve – In the first quarter of 2019, we recorded a pre-tax estimated project warranty reserve of $4.4 million ($3.3 million post-tax) related to a CIPP wastewater project in our North American operation of Infrastructure Solutions. Inspections of the installed liners revealed structural failures due to extreme environmental conditions at the time of the installation. The project was originally awarded in 2016, construction was substantially completed during 2017 and remediation was completed in early 2020.

Consolidated Operating Results

Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$245,017	$318,740	$(73,723)	(23.1)%
Gross profit	53,575	67,437	(13,862)	(20.6)%
Gross profit margin	21.9%	21.2%	N/A	70bp
Operating expenses	41,970	51,254	(9,284)	(18.1)%
Goodwill impairment	1,258	—	1,258	N/M
Definite-lived intangible asset impairment	957	—	957	N/M
Impairment (gain) of assets held for sale	(658)	11,946	(12,604)	N/M
Acquisition and divestiture expenses	657	804	(147)	(18.3)%
Restructuring and related charges	664	2,974	(2,310)	(77.7)%
Operating income	8,727	459	8,268	1801.3%
Operating margin	3.6%	0.1%	N/A	350bp
Net income (loss) attributable to Aegion Corporation	3,856	(8,366)	12,222	(146.1)%

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$532,392	$595,644	$(63,252)	(10.6)%
Gross profit	103,459	115,732	(12,273)	(10.6)%
Gross profit margin	19.4%	19.4%	N/A	bp
Operating expenses	88,318	99,124	(10,806)	(10.9)%
Goodwill impairment	1,258	—	1,258	N/M
Definite-lived intangible asset impairment	957	—	957	N/M
Impairment (gain) of assets held for sale	(658)	11,946	(12,604)	N/M
Acquisition and divestiture expenses	1,509	917	592	64.6%
Restructuring and related charges	1,952	4,060	(2,108)	(51.9)%
Operating income (loss)	10,123	(315)	10,438	(3313.7)%
Operating margin	1.9%	(0.1)%	N/A	200bp
Net income (loss) attributable to Aegion Corporation	2,224	(12,367)	14,591	(118.0)%

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $73.7 million, or 23.1%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease in revenues was primarily due to: (i) a $33.6 million decrease in Energy Services and a $22.1 million decrease in Corrosion Protection due decreased project activities across each segment due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices; and (ii) an $18.0 million decrease in Infrastructure Solutions primarily due to decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts.

Revenues decreased $63.3 million, or 10.6%, in the first six months of 2020 compared to the first six months of 2019. The decrease in revenues was primarily due to a $23.4 million decrease in Energy Services driven by a decline in maintenance services and construction activities as noted above, partially offset by increased turnaround services activity. In addition, there was a $20.5 million decrease in Corrosion Protection and a $19.3 million decrease in Infrastructure Solutions primarily due to the same factors impacting the changes in revenues in the second quarter of 2020 compared to the second quarter of 2019.

Gross Profit and Gross Profit Margin

Gross profit decreased $13.9 million, or 20.6%, in the second quarter of 2020 compared to the second quarter of 2019. As part of our restructuring efforts, we recognized expense reversals of $0.1 million and charges of $0.4 million in the second quarters of 2020 and 2019, respectively. The decrease in gross profit was due to: (i) an $8.1 million decrease in Energy Services due to decreased revenues and associated gross profits from maintenance service and construction activities; (ii) a $3.2 million decrease in Infrastructure Solutions primarily due to lower revenues from international CIPP operations noted above, partially offset by improved productivity related to CIPP contracting installation services activity in our North American operation; and (iii) a $2.6 million decrease in Corrosion Protection primarily due to the lower revenues noted above.

Gross profit margin in the second quarter of 2020 was 21.9% compared to 21.2% in the second quarter of 2019. The increase was primarily due to Corrosion Protection, which had a 390 basis point increase in gross profit margin primarily from efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in the first quarter of 2020. Additionally, Infrastructure Solutions improved 100 basis points due to productivity improvements in North American CIPP contracting activity and improved margins in our international CIPP operations as we exit or divest non-core operations. Offsetting these increases was Energy Services, which declined 660 basis points primarily due to: (i) temporary three- to six-month price concessions granted to help refinery customers as a result of reduced demand due to COVID-19; and (ii) lower labor hours resulting in an unfavorable fixed cost absorption.

Gross profit decreased $12.3 million, or 10.6%, but gross profit margin remained consistent at 19.4% in the first six months of 2020 compared to the first six months of 2019. During the first six-months of 2020 and 2019, we recorded $0.2 million and $0.5 million of restructuring charges, respectively, and we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions during the first six months of 2019. The decrease in gross profit and gross profit margin was due to: (i) a $7.3 million decrease in Energy Services primarily from decreased revenues and associated gross profits from maintenance service and construction activities; and (ii) a $6.5 million decrease in Corrosion Protection driven by the lower revenues noted above and reduced margins related to our coating services operation as larger, high margin projects in the Middle East were completed in the prior year and newer projects were delayed due to the impacts of COVID-19, partially offset by an increase in gross profit from our North American and Middle East industrial linings operations. Partially offsetting these decreases was a $1.6 million increase in Infrastructure Solutions primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and the project warranty charge in the first six months of 2019 noted above, partially offset by lower revenues from international CIPP operations noted above.

Operating Expenses

Operating expenses decreased $9.3 million, or 18.1%, in the second quarter of 2020 compared to the second quarter of 2019. As part of our restructuring efforts, we recognized charges of $3.0 million and $2.2 million in the second quarters of 2020 and 2019, respectively. The decrease in operating expenses was due to: (i) a $4.7 million decrease in Infrastructure Solutions primarily due to divesting certain international CIPP contracting installation operations, adopted cost savings initiatives such as salary deferrals and reduced employer retirement plan contributions, and lower restructuring charges; and (ii) decreases of $2.0 million, $0.5 million and $2.0 million in Corrosion Protection, Energy Services and Corporate, respectively, primarily due to lower activity across the business and achieved cost savings resulting from actions such as salary deferrals and reduced employer retirement plan contributions.

Operating expenses as a percentage of revenues were 17.1% in the second quarter of 2020 compared to 16.1% in the second quarter of 2019.

Operating expenses decreased $10.8 million, or 10.9%, in the first six months of 2020 compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $4.3 million and $3.7 million in the first six months of 2020 and 2019, respectively. The decrease in operating expenses was mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2020 compared to the second quarter of 2019. Partially offsetting this decrease was $0.4 million in earnout consideration reversed in the first six months of 2019.

Operating expenses as a percentage of revenues in the first six months of 2020 and 2019 was consistent at 16.6%.

Consolidated Net Income (Loss)

Consolidated net income was $3.9 million in the second quarter of 2020 compared to a loss of $8.4 million in the second quarter of 2019.

Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $4.8 million and $6.5 million in the second quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, reserves for potentially uncollectible receivables, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $1.3 million in the second quarter of 2020; (iii) definite-lived intangible asset impairment charges of $1.0 million in the second quarter of 2020; (iv) $0.7 million and $0.8 million of acquisition and divestiture expenses in the second quarters of 2020 and 2019, respectively; (v) impairment reversals of $0.7 million and impairment charges of $11.9 million related to assets held for sale in the second quarters of 2020 and 2019, respectively; (vi) credit facility amendment fees of $0.7 million in the second quarter of 2020; (vii) $0.2 million gain on the divestiture of Insituform Spain in the second quarter of 2020; and (viii) a $2.1 million charge in the second quarter of 2019 for foreign withholding taxes on the repatriation of foreign earnings.

The increase in consolidated net income in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to fewer restructuring charges and the above-referenced impairment charges related to assets held for sale recorded in the prior year period. Partially offsetting these increases was lower operating income in Energy Services from a decline in maintenance service activities and construction activities as a result of COVID-19 and its impact on the oil refining markets, particularly on the West Coast of the United States. Consolidated net income in the second quarter of 2020, as compared to the second quarter of 2019, was positively impacted by a gain on the divestiture of Insituform Spain in the first six months of 2020, noted above, and a lower effective tax rate due to a charge in the second quarter of 2019 for foreign withholding taxes on the repatriation of foreign earnings, as noted above. Consolidated net income was negatively impacted by higher interest expense and the credit facility amendment fees, noted above, and higher foreign currency transaction losses.

Consolidated net income was $2.2 million in the first six months of 2020 compared to a loss of $12.4 million in the first six months of 2019.

Included in consolidated net income (loss) were the following pre-tax items; (i) restructuring charges of $8.5 million and $9.4 million in the first six months of 2020 and 2020, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, reserves for potentially uncollectible receivables, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $1.3 million in the first six months of 2020; (iii) definite-lived intangible asset impairment charges of $1.0 million in the first six months of 2020; (iv) acquisition and divestiture expenses of $1.5 million and $0.9 million in the first six months of 2020 and 2019, respectively; (v) warranty reserve charges of $4.4 million related to a CIPP wastewater project in our North American operation of Infrastructure Solutions in the first six months of 2019; (vi) impairment reversals of $0.7 million and impairment charges of $11.9 million related to assets held for sale in the first six months of 2020 and 2019, respectively; (vii) credit facility amendment fees of $0.7 million in the first six months of 2020; (viii) $0.7 million gain on the divestitures of Insituform Australia and Insituform Spain in the first six months of 2020; and (ix) a $2.1 million charge in the first six months of 2019 for foreign withholding taxes on the repatriation of foreign earnings.

The increase in consolidated net income in the first six months of 2020 compared to the first six months of 2019 was primarily due to the above-referenced warranty reserve and impairment charges related to assets held for sale recorded in the prior year period. Additionally, operating income from Infrastructure Solutions increased due to improved profitability from our North American CIPP operation and loss avoidance from certain divestitures of international CIPP operations. Partially offsetting these increases was lower operating income in Energy Services, as noted above, and a decrease in Corrosion Protection due to lower revenues and related gross profit resulting from COVID-19, and lower revenues and related gross profit generated from our coating service operation in the Middle East, which completed larger, higher margin projects in the prior year. Consolidated net income was also positively impacted by foreign currency transaction gains in the first six months of 2020 compared to foreign currency transaction losses in the first six months of 2019, gains on the divestitures of Insituform Australia and Insituform Spain in the first six months of 2020, noted above, and a charge in the first six months of 2019 for foreign withholding taxes on the repatriation of foreign earnings, as noted above. Consolidated net income in the first six months of 2020 compared to the first six months of 2019 was negatively impacted by higher non-controlling interest income.

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

The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Infrastructure Solutions (1)	$312.4	$297.3	$303.2	$310.0
Corrosion Protection (2)	140.3	135.6	127.0	141.4
Energy Services	220.3	215.2	228.0	218.5
Total backlog (3)	$673.0	$648.1	$658.2	$669.9

(1)	Included backlog from exited or to-be exited operations of $3.8 million, $2.8 million, $11.1 million and $19.0 million at June 30, 2020, March 31, 2020, December 31, 2019 and June 30, 2019, respectively.

(2)	Included backlog from exited or to-be exited operations of $0.6 million, $0.6 million, $2.4 million and $7.1 million at June 30, 2020, March 31, 2020, December 31, 2019 and June 30, 2019, respectively.

(3)	Total backlog for June 30, 2020, March 31, 2020, December 31, 2019 and June 30, 2019 included backlog from exited or to-be exited operations of $4.4 million, $3.4 million, $13.5 million, and $26.1 million, respectively.

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

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2020, 17.3% of our Corrosion Protection backlog related to these variable interest entities. The backlog related to variable interest entities in Infrastructure Solutions was de minimus. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.  Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Consolidated customer orders, net of cancellations (“New orders”), decreased $73.4 million, or 21.4%, to $269.1 million in the second quarter of 2020 compared to $342.5 million in the second quarter of 2019. New orders decreased $55.6 million, or 9.1%, to $552.1 million in the first six months of 2020 compared to $607.6 million in the first six months of 2019. Total orders in the second quarters of 2020 and 2019 included orders from exited or to-be exited businesses of $5.9 million and $17.6 million, respectively. Total orders in the first six months of 2020 and 2019 included orders from exited or to-be exited businesses of $12.0 million and $28.7 million, respectively.

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$137,392	$155,439	$(18,047)	(11.6)%
Gross profit	35,667	38,871	(3,204)	(8.2)%
Gross profit margin	26.0%	25.0%	N/A	100bp
Operating expenses	15,167	19,869	(4,702)	(23.7)%
Impairment (gain) of assets held for sale	(658)	8,996	(9,654)	N/M
Acquisition and divestiture expenses	—	427	(427)	(100.0)%
Restructuring and related charges	154	459	(305)	(66.4)%
Operating income	21,004	9,120	11,884	130.3%
Operating margin	15.3%	5.9%	N/A	940bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$267,636	$286,982	$(19,346)	(6.7)%
Gross profit	67,037	65,457	1,580	2.4%
Gross profit margin	25.0%	22.8%	N/A	220bp
Operating expenses	32,819	39,908	(7,089)	(17.8)%
Impairment (gain) of assets held for sale	(658)	8,996	(9,654)	N/M
Acquisition and divestiture expenses	163	501	(338)	(67.5)%
Restructuring and related charges	154	1,217	(1,063)	(87.3)%
Operating income	34,559	14,835	19,724	133.0%
Operating margin	12.9%	5.2%	N/A	770bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $18.0 million, or 11.6%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts; (ii) decreased FRP project activity in Asia where certain of our operations were either partially or fully closed due to government stay-at-home orders in response to COVID-19; and (iii) decreased FRP orders in North America as a result of reduced commercial construction activity. These decreases were partially offset by increased North American activity for CIPP contracting installation services project activity.

Revenues decreased $19.3 million, or 6.7%, in the first six months of 2020 compared to the first six months of 2019. The decrease in revenues was primarily due to the same factors impacting the changes in revenues in the second quarter of 2020 compared to the second quarter of 2019.

Gross Profit and Gross Profit Margin

Gross profit decreased $3.2 million, or 8.2%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease in gross profit was primarily due to the decreased revenue noted above. Gross profit margin improved 100 basis points to 26.0% in the second quarter of 2020 compared to 25.0% in the second quarter of 2019. This increase was primarily due to greater execution efficiencies from CIPP contracting installation services activity in our North American operation and improved margins in our international CIPP operations as we exit or divest non-core operations.

Gross profit increased $1.6 million, or 2.4%, and gross profit margin improved 220 basis points in the first six months of 2020 compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $0.1 million and expense reversals of $0.1 million in the first six months of 2020 and 2019, respectively. Additionally, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation during the first half of 2019. The increases in gross profit and gross profit margin were primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and the project warranty charge in the first six months of 2019 noted above, partially offset by the decreased revenue noted above.

Operating Expenses

Operating expenses decreased $4.7 million, or 23.7%, in the second quarter of 2020 compared to the second quarter of 2019. As part of our restructuring efforts, we recognized expense reversals of $0.1 million and charges of $1.0 million in the second quarters of 2020 and 2019, respectively. The decrease in operating expenses was primarily due to: (i) exiting CIPP contracting installation services in certain international locations; (ii) lower restructuring charges noted above; (iii) savings of $1.0 million in the second quarter of 2020 from salary deferrals, suspension of employer retirement plan contributions and other cost savings initiatives; and (iv) lower activity across the segment in response to lower revenues.

Operating expenses as a percentage of revenues were 11.0% in the second quarter of 2020 compared to 12.8% in the second quarter of 2019.

Operating expenses decreased $7.1 million, or 17.8%, in the first six months of 2020 compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $0.3 million and $2.3 million in the first six months of 2020 and 2019, respectively. The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2020 compared to the second quarter of 2019.

Operating expenses as a percentage of revenues were 12.3% for the first six months of 2020 compared to 13.9% in the first six months of 2019.

Operating Income and Operating Margin

Operating income increased $11.9 million, or 130.3%, to $21.0 million in the second quarter of 2020 compared to $9.1 million in the second quarter of 2019. Operating margin improved to 15.3% in the second quarter of 2020 compared to 5.9% in the second quarter of 2019.

Included in operating income were the following items: (i) restructuring charges of $0.1 million and $1.4 million in the second quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; (ii) acquisition and divestiture related expenses of $0.4 million in the second quarter of 2019; and (iii) impairment reversals of $0.7 million and impairment charges of $9.0 million related to assets held for sale in the second quarters of 2020 and 2019, respectively.

Operating income increased primarily due to: (i) impairment charges related to assets held for sale recorded in the second quarter of 2019; (ii) lower restructuring charges in the second quarter of 2020 compared to the second quarter of 2019; (iii) improved profitability from our North American CIPP operation due to increased revenues and crew productivity improvement; (iv) loss avoidance from certain divestitures of international CIPP operations; and (v) lower operating expenses in connection with salary deferrals, reduced employer retirement plan contributions and other actions. These increases were partially offset by decreased profitability from lower FRP project activity in our North American and Asian operations due to government stay-at-home orders and reduced commercial construction activity.

Operating income increased $19.7 million, or 133.0%, to $34.6 million in the first six months of 2020 compared to $14.8 million in the first six months of 2019. Operating margin increased 770 basis points to 12.9% in the first six months of 2020 compared to 5.2% in the first six months of 2019.

Included in operating income were the following items: (i) restructuring charges of $0.5 million and $3.4 million in the first six months of 2020 and 2019, respectively; (ii) acquisition and divestiture related expenses of $0.2 million and $0.5 million in the first six months of 2020 and 2019, respectively; (iii) a $4.4 million charge in the first six months of 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation; and (iv) impairment reversals of $0.7 million and impairment charges of $9.0 million related to assets held for sale in the first six months of 2020 and 2019, respectively.

The increase in operating income was primarily due to the same factors impacting the improvement in operating income in the second quarter of 2020 compared to the second quarter of 2019.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$55,491	$77,597	$(22,106)	(28.5)%
Gross profit	14,111	16,692	(2,581)	(15.5)%
Gross profit margin	25.4%	21.5%	N/A	390bp
Operating expenses	13,028	15,077	(2,049)	(13.6)%
Impairment of assets held for sale	—	2,950	(2,950)	(100.0)%
Acquisition and divestiture expenses	—	19	(19)	(100.0)%
Restructuring and related charges	384	2,509	(2,125)	(84.7)%
Operating income (loss)	699	(3,863)	4,562	(118.1)%
Operating margin	1.3%	(5.0)%	N/A	630bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$121,559	$142,095	$(20,536)	(14.5)%
Gross profit	23,028	29,565	(6,537)	(22.1)%
Gross profit margin	18.9%	20.8%	N/A	(190)bp
Operating expenses	27,475	29,484	(2,009)	(6.8)%
Impairment of assets held for sale	—	2,950	(2,950)	(100.0)%
Acquisition and divestiture expenses	—	58	(58)	(100.0)%
Restructuring and related charges	1,301	2,696	(1,395)	(51.7)%
Operating loss	(5,748)	(5,623)	(125)	2.2%
Operating margin	(4.7)%	(4.0)%	N/A	(70)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $22.1 million, or 28.5%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease was primarily due to decreased project activities across the segment due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices.

Revenues decreased $20.5 million, or 14.5%, in the first six months of 2020 compared to the first six months of 2019. The decrease was primarily due to the impact of COVID-19 as discussed above and decreased revenue related to our coating services operation as larger high margin projects in the Middle East were completed in the prior year and newer projects were delayed due to the impacts of COVID-19. Partially offsetting the decreases was increased project activity from our North American and Middle East industrial linings operations.

Gross Profit and Gross Profit Margin

Gross profit decreased $2.6 million, or 15.5%, in the second quarter of 2020 compared to the second quarter of 2019. As part of our restructuring efforts, we recognized expense reversals of $0.1 million and charges of $0.5 million in the second quarters of 2020 and 2019, respectively. Gross profit decreased primarily due to the lower revenues noted above.

Gross profit margin improved 390 basis points to 25.4% in the second quarter of 2020 compared to 21.5% in the second quarter of 2019. This increase was primarily due to: (i) efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in the first quarter of 2020; and (ii) $1.5 million in government wage subsidies, primarily benefiting our Canadian cathodic protection and industrial linings operations. Partially offsetting these improvements was a 440 basis point decline in gross profit margin from our coating services operation due to COVID-19-related project delays in the Middle East and higher absorption costs associated with lower revenues in North America.

Gross profit decreased $6.5 million, or 22.1%, and gross profit margin declined 190 basis points in the first six months of 2020 compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $0.2 million and $0.6 million in the first six months of 2020 and 2019, respectively. Gross profit decreased primarily due to the lower revenues noted above, partially offset by an increase in gross profit from our North American and Middle East industrial linings operations. Gross profit margins decreased in the first six months of 2020 compared to the first six months of 2019 primarily due to lower margins generated from our coating services operation, most notably in the Middle East, as larger, higher margin projects were completed in the prior year and newer projects were delayed due to COVID-19. Partially offsetting this decrease were improvements noted in our U.S. cathodic protection operations and the impact of government subsidies noted in the second quarter discussion above.

Operating Expenses

Operating expenses decreased $2.0 million, or 13.6%, in the second quarter of 2020 compared to the second quarter of 2019. As part of our restructuring efforts, we recognized charges of $1.1 million and $0.3 million in the second quarters of 2020 and 2019, respectively. Operating expenses decreased primarily due to: (i) savings of $0.7 million in the second quarter of 2020 from salary deferrals, suspension of employer retirement plan contributions and other cost savings initiatives; (ii) government wage subsidies, primarily in Canada; and (iii) cost savings achieved in connection with restructuring actions in our cathodic protection operations in North America. Partially offsetting these decreases was an increase in restructuring charges in the second quarter of 2020 compared to the second quarter of 2019, noted above.

Operating expenses as a percentage of revenues were 23.5% in the second quarter of 2020 compared to 19.4% in the second quarter of 2019. The increase, as a percentage of revenues, was primarily driven by the lower revenues resulting from COVID-19 and reduced spending in the wake of reduced oil prices, as noted above.

Operating expenses decreased $2.0 million, or 6.8%, in the first six months of 2020 compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $1.6 million and $0.3 million in the first six months of 2020 and 2019, respectively. Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2020 compared to the second quarter of 2019. Operating expenses as a percentage of revenues were 22.6% in the first six months of 2020 compared to 20.7% in the first six months of 2019.

Operating Income (Loss) and Operating Margin

Operating income increased $4.6 million to $0.7 million in the second quarter of 2020 compared to a loss of $3.9 million in the second quarter of 2019. Operating margin improved to 1.3% in the second quarter of 2020 compared to (5.0)% in the second quarter of 2019. Included in operating income (loss) were: (i) restructuring charges of $1.3 million and $3.3 million in the second quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) impairment charges of $2.9 million related to assets held for sale in the second quarter of 2019.

The increase in operating income was primarily due to: (i) impairment charges related to assets held for sale recorded in the second quarter of 2019; (ii) lower restructuring charges in the second quarter of 2020 compared to the second quarter of 2019; (iii) efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in the first quarter of 2020; (iv) lower operating expenses in connection with salary deferrals, reduced employer retirement plan contributions and other actions; and (v) government wage subsidies, primarily benefiting our Canadian cathodic protection and industrial linings operations. These increases were partially offset by lower revenues and related gross profit resulting from COVID-19 and reduced oil prices.

Operating loss increased $0.1 million to a loss of $5.7 million in the first six months of 2020 compared to a loss of $5.6 million in the first six months of 2019. Operating margin declined to (4.7)% in the first six months of 2020 compared to (4.0)% in the first six months of 2019. Included in operating loss were (i) restructuring charges of $3.1 million and $3.5 million in the first six months of 2020 and 2019, respectively; (ii) acquisition and divestiture related expenses of $0.1 million in the first six months of 2019; and (iii) impairment charges of $2.9 million in the first six months of 2019 related to assets held for sale.

The decreases in operating income and operating margin were primarily the result of: (i) lower revenues and related gross profit resulting from COVID-19 and reduced oil prices; and (ii) lower revenues and related gross profit generated from our coating service operation in the Middle East, as larger, higher margin projects were completed in the prior year and newer projects were delayed due to COVID-19. These decreases were partially offset by (i) impairment charges related to assets held for sale recorded in the first six months of 2019; (ii) lower restructuring charges in the first six months of 2020 compared to the first six months of 2019; (iii) increased revenues and improved operational performance from the U.S. and Middle East industrial linings operations; (iv) improvements noted in our U.S. cathodic protection operations; (v) lower operating expenses in connection with salary deferrals, reduced employer retirement plan contributions and other actions; and (vi) the impact of government wage subsidies noted in the second quarter discussion above.

Energy Services Segment

Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$52,134	$85,704	$(33,570)	(39.2)%
Gross profit	3,797	11,874	(8,077)	(68.0)%
Gross profit margin	7.3%	13.9%	N/A	(660)bp
Operating expenses	7,226	7,761	(535)	(6.9)%
Goodwill impairment	1,258	—	1,258	N/M
Definite-lived intangible asset impairment	957	—	957	N/M
Restructuring and related charges	69	6	63	N/M
Operating income (loss)	(5,713)	4,107	(9,820)	(239.1)%
Operating margin	(11.0)%	4.8%	N/A	(1580)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$143,197	$166,567	$(23,370)	(14.0)%
Gross profit	13,394	20,710	(7,316)	(35.3)%
Gross profit margin	9.4%	12.4%	N/A	(300)bp
Operating expenses	14,551	15,448	(897)	(5.8)%
Goodwill impairment	1,258	—	1,258	N/M
Definite-lived intangible asset impairment	957	—	957	N/M
Restructuring and related charges	165	40	125	312.5%
Operating income (loss)	(3,537)	5,222	(8,759)	(167.7)%
Operating margin	(2.5)%	3.1%	N/A	(560)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $33.6 million, or 39.2%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease was due to a decline in maintenance service and construction activities as a result of COVID-19 and its impact on the oil refining markets, particularly on the West Coast of the United States.

Revenues decreased $23.4 million, or 14.0%, in the first six months of 2020 compared to the first six months of 2019. The decrease was due primarily to decline in maintenance service and construction activities, as noted above, partially offset by higher turnaround service activities in the first six months of 2020.

Gross Profit and Gross Profit Margin

Gross profit decreased $8.1 million, or 68.0%, in the second quarter of 2020 compared to the second quarter of 2019 and gross profit margin declined 660 basis points in the second quarter of 2020 compared to the second quarter of 2019. The decrease in gross profit was due to decreased revenues and associated gross profits from maintenance service and construction activities noted above. The decline in gross profit margin was primarily due to: (i) temporary three- to six-month price concessions granted to help refinery customers as a result of reduced demand due to COVID-19; and (ii) lower labor hours resulting in an unfavorable fixed cost absorption.

Gross profit decreased $7.3 million, or 35.3%, and gross profit margin declined 300 basis points in the first six months of 2020 compared to the first six months of 2019. The decreases in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit and gross profit margin in the second quarter of 2020 compared to the second quarter of 2019 .

Operating Expenses

Operating expenses in the second quarter of 2020 declined $0.5 million to $7.2 million compared to $7.8 million in the second quarter of 2019. As part of our restructuring efforts, we recognized charges of $1.2 million in the second quarter of 2020. Operating expenses decreased primarily due to: (i) savings of $0.7 million in the second quarter of 2020 from salary deferrals, suspension of employer retirement plan contributions and other cost savings initiatives; and (ii) lower activity across the segment in response to lower revenues. These decreases were partially offset by the restructuring charges recorded in the second quarter of 2020, noted above. Operating expenses as a percentage of revenues were 13.9% in the second quarter of 2020 compared to 9.1% in the second quarter of 2019. The increase, as a percentage of revenues, was primarily driven by the lower revenues resulting from COVID-19 and its impact on the oil refining markets, as noted above.

Operating expenses in the first six months of 2020 decreased $0.9 million, or 5.8%, compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $1.2 million in the first six months of 2020. The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the second quarter of 2020 compared to the second quarter of 2019. Operating expenses as a percentage of revenues were 10.2% in the first six months of 2020 compared to 9.3% in the first six months of 2019.

Operating Income (Loss) and Operating Margin

Operating income (loss) decreased $9.8 million to a loss of $5.7 million in the second quarter of 2020 compared to income of $4.1 million in the second quarter of 2019. Included in operating income (loss) were: (i) restructuring charges of $1.2 million in the second quarter of 2020 related to employee severance, retention, extension of benefits, employee assistance programs, reserves for potentially uncollectible receivables and other related restructuring costs; (ii) goodwill impairment charges of $1.3 million in the second quarter of 2020; and (iii) definite-lived intangible asset impairment charges of $1.0 million in the second quarter of 2020. Operating income (loss) decreased primarily due to: (i) restructuring and impairment charges recorded in the second quarter of 2020, noted above; and (ii) a decline in maintenance service activities and construction activities as a result of COVID-19 and its impact on the oil refining markets, particularly on the West Coast of the United States. These decreases were partially offset by lower operating expenses in the second quarter of 2020 in connection with salary deferrals, reduced employer retirement plan contributions and other actions.

Operating income (loss) decreased $8.8 million to a loss of $3.5 million in the first six months of 2020 compared to income of $5.2 million in the first six months of 2019. Included in operating income (loss) were: (i) restructuring charges of $1.3 million in the first six months of 2020 related to employee severance, retention, extension of benefits, employee assistance programs, reserves for potentially uncollectible receivables and other related restructuring costs; (ii) goodwill impairment charges of $1.3 million in the first six months of 2020; and (iii) definite-lived intangible asset impairment charges of $1.0 million in the first six months of 2020. Operating income (loss) decreased in the first six months of 2020 compared to the same period in the prior year primarily due to restructuring and impairment charges and the impact of COVID-19 as discussed above, partially offset by increased turnaround activities noted in the first six months of 2020 and lower operating expenses in connection with salary deferrals, reduced employer retirement plan contributions and other actions.

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	6,549	8,547	(1,998)	(23.4)%
Acquisition and divestiture expenses	657	358	299	83.5%
Restructuring and related charges	57	—	57	N/M
Operating loss	(7,263)	(8,905)	1,642	(18.4)%
Operating margin	N/A	N/A	N/A	N/A

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	13,473	14,284	(811)	(5.7)%
Acquisition and divestiture expenses	1,346	358	988	276.0%
Restructuring and related charges	332	107	225	210.3%
Operating loss	(15,151)	(14,749)	(402)	2.7%
Operating margin	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

“N/M” represents not meaningful.

Operating Expenses

Operating expenses decreased $2.0 million, or 23.4%, in the second quarter of 2020 compared to the second quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.8 million and $0.9 million in the second quarters of 2020 and 2019, respectively. Operating expenses decreased primarily due to: (i) savings of $1.0 million in the second quarter of 2020 from salary deferrals, suspension of employer retirement plan contributions and other cost savings initiatives; and (ii) lower activity across the business in response to lower revenues. Corporate operating expenses as a percentage of consolidated revenues were 2.7% in the second quarters of 2020 and 2019.

Operating expenses in the first six months of 2020 decreased $0.8 million, or 5.7% compared to the first six months of 2019. As part of our restructuring efforts, we recognized charges of $1.2 million and $1.1 million in the first six months of 2020 and 2019, respectively.  Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the second quarter of 2020 compared to the second quarter of 2019. Partially offsetting this decrease was $0.4 million in earnout consideration reversed in the first six months of 2019. Corporate operating expenses as a percentage of consolidated revenues were 2.5% in the first six months of 2020 compared to 2.4% in the first six months of 2019.

Other Income (Expense)

Interest Income and Expense

Interest income decreased an immaterial amount in the second quarter of 2020 compared to the prior year quarter primarily due changes in interest rates. Interest expense increased $1.1 million in the second quarter of 2020 compared to the prior year quarter primarily due to: (i) expenses of $0.7 million related to certain arrangement and other fees associated with amending our credit facility in April 2020 as well as the write-off of previously unamortized deferred financing costs; and (ii) higher borrowing costs under our Credit Facility due to an increase in interest rates. Partially offsetting these increases were reduced loan principal balances during the second quarter of 2020 compared to the second quarter of 2019.

Interest income decreased $0.1 million in the first six months of 2020 compared to the prior year period primarily due to changes in interest rates. Interest expense increased $0.7 million in the first six months of 2020 compared to the same period in the prior year primarily due to the same factors impacting the changes in interest expense in the second quarter of 2020 compared to the second quarter of 2019.

Other (Income) Expense

Other income was $1.0 million and other expense $1.0 million in the quarters ended June 30, 2020 and 2019, respectively. As part of our restructuring efforts, we recognized gains of $0.9 million and charges of $0.9 million in the second quarters of 2020 and 2019, respectively, related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals. Additionally, we recorded a $0.2 million gain on the divestiture of Insituform Spain in the second quarter of 2020. The remaining amounts primarily consisted of net foreign currency transaction losses of $0.2 million and $0.1 million in the second quarters of 2020 and 2019, respectively.

Other income was $1.4 million and other expense was $1.7 million in the six months ended June 30, 2020 and 2019, respectively. As part of our restructuring efforts, we recognized gains of $0.3 million and charges of $1.1 million in the first six months of 2020 and 2019, respectively, related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals. Additionally, we recorded net gains of $0.7 million related to the sale of our our CIPP contracting businesses in Australia and Spain in the first six months of 2020. The remaining amounts primarily consisted of net foreign currency transaction gains of $0.4 million in the first six months of 2020 and net foreign currency transaction losses of $0.6 million in the first six months of 2019.

Taxes on Income (Loss)

The tax expense on pre-tax income in the second quarter of 2020 was $1.2 million compared to tax expense of $4.3 million on a pre-tax loss in the second quarter of 2019. Our effective tax rate was 23.4% in the quarter ended June 30, 2020 compared to (111.0)% on a pre-tax loss in the quarter ended June 30, 2019. The effective rate for the second quarter of 2020 was negatively impacted by valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. During the second quarter of 2019, the effective tax rate was negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

Tax expense on pre-tax income in the first six months of 2020 was $1.4 million compared to tax expense of $3.5 million on a pre-tax loss in the first six months of 2019. Our effective tax rate was 33.8% in the six months ended June 30, 2020 compared to (40.9)% on a pre-tax loss in the six months ended June 30, 2019. The effective tax rates for the six months ended June 30, 2020 and 2019 were impacted by the same factors impacting the effective tax rates in the second quarters of 2020 and 2019.

Non-controlling Interests

Income attributable to non-controlling interests was $0.1 million and $0.2 million in the quarters ended June 30, 2020 and 2019, respectively. In the second quarter of 2020, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint venture in South Africa. In the second quarter of 2019, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint ventures in South Africa, Mexico and Saudi Arabia.

Income attributable to non-controlling interests was $0.5 million and $0.2 million in the first six months of 2020 and 2019, respectively. and due to the same factors impacting non-controlling interests in the second quarters of 2020 and 2019 noted above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash is operating activities, which include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At June 30, 2020, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

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

During the first six months of 2020, capital expenditures were primarily used to support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East. For 2020, we anticipate that we will spend between $15 million and $20 million for capital expenditures, which is below prior year levels, and in response to cash preservation measures we have taken in the wake of COVID-19.

Repurchases of Aegion’s common stock, including both open market repurchases and those in connection with equity compensation programs for employees, totaled 264,228 shares, or $5.1 million, in the first six months of 2020. Shares repurchased in the open market are done so in accordance with applicable regulatory requirements and subject to cash availability, market conditions and other factors. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In March 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Upon reinstatement of the open market share repurchase plan, our board of directors has authorized the open market repurchase of up to 2,327,161 shares; however the authorization is limited on an annual basis by our amended senior secured credit facility. See Notes 9 and 14 to the consolidated financial statements contained in this Report for additional information regarding our stock repurchase plans.

As part of our Restructuring, we utilized cash of $9.7 million during the first six months of 2020 and $46.8 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. Cumulatively, we have incurred both cash and non-cash charges of $180.4 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect to incur additional cash charges related to this program of between $3 million and $5 million. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

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

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$60,338	$14,179
Net cash used in investing activities	(6,571)	(13,557)
Net cash used in financing activities	(22,752)	(31,928)
Effect of exchange rate changes on cash	(919)	226
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	$30,096	$(31,080)

Cash Flows from Operating Activities

Cash flows from operating activities provided $60.3 million in the first six months of 2020 compared to $14.2 million provided in the first six months of 2019. The increase in operating cash flow from the prior year period was primarily due to improved working capital management as we provided $28.9 million of cash during the first six months of 2020 compared to $9.0 million used in the first six months of 2019. Partially offsetting this positive variance was lower operating income during the first half of 2020 as compared to the first half of 2019, exclusive of significant non-cash charges in both periods. Cash flows during the first six months of 2020 and 2019 were negatively impacted by $9.6 million and $5.9 million, respectively, in cash payments related to our restructuring activities, but positively impacted by $3.9 million of deferred payments in the first six months of 2020 related to the timing of federal estimated tax payments and employer payroll taxes as permitted by the CARES Act.

Cash Flows from Investing Activities

Cash flows from investing activities used $6.6 million during the first six months of 2020 compared to $13.6 million used during the first six months of 2019. We used $10.6 million in cash for capital expenditures in the first six months of 2020 compared to $14.3 million in the first six months of 2019. In the first six months of 2020 and 2019, $0.8 and $1.0 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first six months of 2020 and 2019 were partially offset by $0.6 million and $1.0 million, respectively, in proceeds received from asset disposals. During the first six months of 2020, we received $3.4 million from the divestitures of the CIPP contracting operations in Australia and Spain.

Cash Flows from Financing Activities

Cash flows from financing activities used $22.8 million during the first six months of 2020 compared to $31.9 million used in the first six months of 2019. During the first six months of 2020 and 2019, we used net cash of $5.1 million and $24.2 million to repurchase 264,228 and 1,427,716 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report. During the first six months of 2020, we had net borrowings of $2.0 million on our line of credit to fund domestic working capital needs. Additionally, during the first six months of 2020, we used cash of $17.5 million to pay down the principal balance of our term loan and used cash of $2.0 million to amend our credit facility, as discussed in Note 8 to the consolidated financial statements contained in this report. During the first six months of 2019, we had net borrowings of $7.0 million on our line of credit and we used cash of $13.1 million to pay down the principal balance of our term loan.

Financial Condition

The following table presents our capitalization (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$95,324	$64,874
Restricted cash	994	1,348
Total long-term debt	259,877	276,432
Total equity	429,618	435,093
Total capitalization (debt plus equity)	689,495	711,525
Debt to total capitalization	38%	39%

Cash and Cash Equivalents

At June 30, 2020, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $19.8 million, or 20.8%, of our cash was denominated in currencies other than the United States dollar as of June 30, 2020. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Certain provisions within the Tax Cuts and Jobs Act (the “TCJA”) effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income that are not taxed at a minimum level. At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at June 30, 2020.

Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe.

Long-Term Debt

In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018 and April 2020, we amended this facility (the “amended Credit Facility”). At June 30, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $245.0 million term loan facility, each with a maturity date in February 2023.

Due to the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic, we amended our current credit facility on April 29, 2020 to provide additional liquidity and to ensure ongoing debt covenant compliance with the amended ratios. The amended Credit Facility now includes more flexible financial covenants and updated the defined terms to allow for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on our open market share repurchase program and repurchases of common stock in connection with our equity compensation programs for employees.

We paid expenses of $2.0 million associated with the amended Credit Facility, $1.5 million related to up-front lending fees and $0.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations in the second quarter of 2020. In addition, we had $1.9 million in unamortized loan costs associated with the amended Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations in the second quarter of 2020.

Our indebtedness at June 30, 2020 consisted of $236.3 million outstanding from the term loan under the amended Credit Facility and $26 million on the line of credit under the amended Credit Facility. Additionally, we had $0.7 million of debt held by our joint ventures (representing funds loaned by our joint venture partners).

As of  June 30, 2020, we had $35.0 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $12.2 million was collateral for the benefit of certain of our insurance carriers and $22.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at June 30, 2020 and expect continued compliance for the next twelve months.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. At June 30, 2020, we had the capacity to borrow up to $140.0 million of additional debt under our amended Credit Facility.

See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our long-term debt.

COVID-19 Considerations

In March 2020, the CARES Act was signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the six months ended June 30, 2020. However, we have deferred payments of $3.9 million as of June 30, 2020 related to the timing of federal estimated tax payments and employer payroll taxes as permitted by the CARES Act.

Due to the continued developing impacts and uncertainties of the COVID-19 pandemic, including the depth and duration of any disruptions to customers and suppliers, its future effect on the Company’s business, results of operations and financial condition cannot be predicted. While management is unable to accurately foresee these future impacts, the Company believes that its financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments and lower operating cash flows for at least the third quarter of 2020. Because the COVID-19 pandemic is a rapidly evolving situation, management will continue to monitor the business impact and may take further actions that are deemed appropriate in light of the circumstances.

Disclosure of Contractual Obligations and Commercial Commitments

There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 11 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

Critical Accounting Policies

Goodwill

We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, such as a decline in stock price and market capitalization. During the second quarter of 2020, our stock price experienced high volatility and caused a temporary decline in our enterprise market capitalization below book value. At June 30, 2020, however, our enterprise market capitalization of approximately $488.3 million was greater than our reported book value of $429.6 million. We determined that a triggering event did not occur based on: (i) the temporary decline and subsequent improvement in our stock price; (ii) the business results that we reported for the second quarter of 2020; and (iii) the impacts of COVID-19 and depressed oil prices on trading markets worldwide and analyst indications that improvements are expected. If a decrease in our stock price and market capitalization continues over a sustained period, there could be a risk of future impairment charges.

Additionally, we continue to monitor the impact COVID-19 is having on the oil and gas industry and its impact on customer demand and reduced spending in the wake of reduced oil prices. In the event conditions impacting our reporting units worsen or extend for a prolonged period beyond our current expectations, there could be risk of future impairment charges. At-risk reporting units include Corrpro, United Pipeline Systems, Coating Services and Energy Services. Total goodwill recorded for these reporting units was $77.9 million at June 30, 2020.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2020 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2020 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At June 30, 2020, the estimated fair value of our long-term debt was approximately $274.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2020 would result in a $0.7 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2020, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $2.0 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2020, there were no material foreign currency hedge instruments outstanding. See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as described in Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020 (1) (2)	33,028	$22.02	31,221	2,476,431
February 2020 (1) (2)	108,231	22.52	31,161	2,445,270
March 2020 (1) (2)	119,361	15.76	118,109	2,327,161
April 2020 (2)	965	15.10	—	2,327,161
May 2020 (2)	786	14.74	—	2,327,161
June 2020 (2)	1,857	15.56	—	2,327,161
Total	264,228	$19.30	180,491	(1)

(1)

In December 2019, our board of directors authorized the open market repurchase of up to an additional two million shares of our common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of June 30, 2020, 327,161 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more 10b5-1 plans and promptly retired. In March 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Upon reinstatement of the 10b5-1 plan, the prior authorizations of the board of directors remain in effect as the program did not establish a time period in which the repurchases had to be made. Effective April 29, 2020, in connection with amendments to our senior secured credit facility, open market repurchases of our common stock are limited through June 30, 2021 to: (i) unlimited if our consolidated financial leverage ratio is less than 2.50 to 1.00; (ii) $20.0 million while our consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00, but less than 3.00 to 1.00; and (iii) zero while our consolidated financial leverage ratio is greater than or equal to 3.00 to 1.00.

(2)

In connection with approval of our senior secured credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock, restricted stock units or performance units issued to employees. For the six months ended June 30, 2020, 83,737 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retired the shares. Effective April 29, 2020, in connection with amendments to our senior secured credit facility, purchases of our common stock in connection with our equity compensation programs are limited to $5.0 million through June 30, 2021.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Fourth Amendment to Credit Agreement, dated April 29, 2020, among Aegion Corporation, the Guarantors, Bank of America, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.7 to the quarterly report filed on Form 10-Q for the quarter ended March 31, 2020).

10.2	Form of Restricted Stock Unit Agreement for Grants in Lieu of Forgone Salary, dated June 30, 2020, between Aegion Corporation and each executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 2, 2020). (1)

10.3	Form of Director Deferred Stock Unit Agreement for Grants in Lieu of Second Quarter 2020 Retainer, dated June 30, 2020, between Aegion Corporation and each non-employee director of Aegion Corporation, filed herewith. (1)

10.4	Severance Policy, filed herewith. (1)

10.5	Third Amendment to 2016 Employee Equity Incentive Plan of the Company, filed herewith. (1)

10.6	Amended and Restated Management Annual Incentive Plan, filed herewith. (1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: July 31, 2020	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)