Form 10-Q
period 2020-09-30
Aegion Corp
filed 2020-10-30
CIK 353020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

There were 30,772,852 shares of Class A common stock, $0.01 par value per share, outstanding at October 23, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$275,884	$308,789	$808,276	$904,433
Cost of revenues	215,624	241,997	644,557	721,909
Gross profit	60,260	66,792	163,719	182,524
Operating expenses	45,055	48,866	133,373	147,990
Goodwill impairment	39,430	—	40,688	—
Definite-lived intangible asset impairment	—	—	957	—
Impairment (gain) of assets held for sale	—	—	(658)	11,946
Acquisition and divestiture expenses	680	1,842	2,189	2,759
Restructuring and related charges	2,335	1,435	4,287	5,495
Operating income (loss)	(27,240)	14,649	(17,117)	14,334
Other income (expense):
Interest expense	(4,288)	(3,446)	(12,174)	(10,602)
Interest income	258	268	701	814
Other	245	(5,236)	1,634	(6,925)
Total other expense	(3,785)	(8,414)	(9,839)	(16,713)
Income (loss) before taxes (benefit)	(31,025)	6,235	(26,956)	(2,379)
Taxes (benefit) on income (loss)	(3,131)	(114)	(1,755)	3,410
Net income (loss)	(27,894)	6,349	(25,201)	(5,789)
Non-controlling interests income	(580)	(313)	(1,049)	(542)
Net income (loss) attributable to Aegion Corporation	$(28,474)	$6,036	$(26,250)	$(6,331)

Income (loss) per share attributable to Aegion Corporation:
Basic	$(0.93)	$0.20	$(0.85)	$(0.20)
Diluted	$(0.93)	$0.19	$(0.85)	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(27,894)	$6,349	$(25,201)	$(5,789)
Other comprehensive income (loss):
Currency translation adjustments	1,905	439	660	3,505
Deferred gain (loss) on hedging activity, net of tax (1)	618	(1,180)	(5,556)	(6,879)
Pension activity, net of tax (2)	(39)	28	22	31
Total comprehensive income (loss)	(25,410)	5,636	(30,075)	(9,132)
Comprehensive income attributable to non-controlling interests	(528)	(286)	(907)	(535)
Comprehensive income (loss) attributable to Aegion Corporation	$(25,938)	$5,350	$(30,982)	$(9,667)

(1)	Amounts presented net of tax of $0 and $30 for the quarters ended September 30, 2020 and 2019, respectively, and $0 and $180 for the nine months ended September 30, 2020 and 2019, respectively.

(2)	Amounts presented net of tax of $(9) and $6 for the quarters ended September 30, 2020 and 2019, respectively, and $5 and $7 for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$75,758	$64,874
Restricted cash	986	1,348
Receivables, net of allowances of $4,629 and $7,224, respectively	178,249	192,604
Retainage	30,970	33,103
Contract assets	51,150	51,092
Inventories	47,637	57,193
Prepaid expenses and other current assets	39,147	33,909
Assets held for sale	11,083	16,092
Total current assets	434,980	450,215
Property, plant & equipment, less accumulated depreciation	98,361	101,091
Other assets
Goodwill	216,340	256,835
Intangible assets, less accumulated amortization	93,945	104,828
Operating lease assets	67,504	71,466
Deferred income tax assets	445	1,216
Other non-current assets	8,955	9,862
Total other assets	387,189	444,207
Total Assets	$920,530	$995,513

Liabilities and Equity
Current liabilities
Accounts payable	$66,226	$60,614
Accrued expenses	93,141	96,577
Contract liabilities	37,034	37,562
Current maturities of long-term debt	23,825	32,803
Liabilities held for sale	1,864	6,485
Total current liabilities	222,090	234,041
Long-term debt, less current maturities	201,600	243,629
Other liabilities
Operating lease liabilities	52,418	56,253
Deferred income tax liabilities	9,453	11,254
Other non-current liabilities	27,274	15,243
Total other liabilities	89,145	82,750
Total liabilities	512,835	560,420

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 30,770,323 and 30,715,959, respectively	308	307
Additional paid-in capital	103,977	101,148
Retained earnings	332,748	358,998
Accumulated other comprehensive loss	(37,426)	(32,694)
Total stockholders’ equity	399,607	427,759
Non-controlling interests	8,088	7,334
Total equity	407,695	435,093
Total Liabilities and Equity	$920,530	$995,513

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except number of shares)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock - Shares
Balance, beginning of period	30,768,399	30,941,394	30,715,959	31,922,409
Issuance of common stock upon stock option exercises	—	—	—	52,783
Issuance of shares pursuant to restricted stock units	9,888	17,471	198,433	222,745
Issuance of shares pursuant to performance units	—	—	71,541	111,158
Issuance of shares pursuant to deferred stock units	1,685	6,698	58,267	84,184
Shares repurchased and retired	(9,649)	(158,015)	(273,877)	(1,585,731)
Balance, end of period	30,770,323	30,807,548	30,770,323	30,807,548

Common Stock - Amount
Balance, beginning of period	$308	$309	$307	$319
Issuance of common stock upon stock option exercises	—	—	—	1
Issuance of shares pursuant to restricted stock units	—	—	2	2
Issuance of shares pursuant to performance units	—	—	1	1
Issuance of shares pursuant to deferred stock units	—	—	1	1
Shares repurchased and retired	—	(1)	(3)	(16)
Balance, end of period	$308	$308	$308	$308

Additional Paid-In Capital
Balance, beginning of period	$100,490	$102,841	$101,148	$122,818
Issuance of common stock upon stock option exercises	—	—	—	955
Shares repurchased and retired	(151)	(2,971)	(5,252)	(28,127)
Equity-based compensation expense	3,638	1,757	8,081	5,981
Balance, end of period	$103,977	$101,627	$103,977	$101,627

Retained Earnings
Balance, beginning of period	$361,222	$367,523	$358,998	$379,890
Net income (loss) attributable to Aegion Corporation	(28,474)	6,036	(26,250)	(6,331)
Balance, end of period	$332,748	$373,559	$332,748	$373,559

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(39,962)	$(42,940)	$(32,694)	$(40,290)
Currency translation adjustment and derivative transactions, net	2,536	(686)	(4,732)	(3,336)
Balance, end of period	$(37,426)	$(43,626)	$(37,426)	$(43,626)

Non-Controlling Interests
Balance, beginning of period	$7,560	$6,290	$7,334	$7,450
Net income	580	313	1,049	542
Distributions to non-controlling interests	—	—	(153)	(1,409)
Currency translation adjustment, net	(52)	(27)	(142)	(7)
Balance, end of period	$8,088	$6,576	$8,088	$6,576

Total Equity
Balance, beginning of period	$429,618	$434,023	$435,093	$470,187
Net income (loss)	(27,894)	6,349	(25,201)	(5,789)
Issuance of common stock upon stock option exercises	—	—	—	956
Issuance of shares pursuant to restricted stock units	—	—	2	2
Issuance of shares pursuant to performance units	—	—	1	1
Issuance of shares pursuant to deferred stock units	—	—	1	1
Shares repurchased and retired	(151)	(2,972)	(5,255)	(28,143)
Equity-based compensation expense	3,638	1,757	8,081	5,981
Distributions to non-controlling interests	—	—	(153)	(1,409)
Currency translation adjustment and derivative transactions, net	2,484	(713)	(4,874)	(3,343)
Balance, end of period	$407,695	$438,444	$407,695	$438,444

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,201)	$(5,789)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	26,853	26,530
Gain on sale of fixed assets	(568)	(527)
Equity-based compensation expense	8,081	5,981
Deferred income taxes	(1,670)	883
Non-cash restructuring charges	1,067	6,419
Goodwill impairment	40,688	—
Definite-lived intangible asset impairment	957	—
Impairment of assets held for sale	—	11,946
Gain on sale of businesses	(109)	—
Loss on foreign currency transactions	420	370
Other	767	(39)
Changes in operating assets and liabilities (net of acquisitions):
Receivables net, retainage and contract assets	16,135	(1,488)
Inventories	6,283	(3,170)
Prepaid expenses and other assets	(4,953)	2,225
Accounts payable and accrued expenses	3,198	(8,476)
Contract liabilities	(381)	(1,435)
Other operating	7,812	(1,779)
Net cash provided by operating activities	79,379	31,651

Cash flows from investing activities:
Capital expenditures	(15,238)	(21,392)
Proceeds from sale of fixed assets	1,143	1,270
Patent expenditures	(264)	(292)
Sale of businesses, net of cash disposed	3,602	—
Net cash used in investing activities	(10,757)	(20,414)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	956
Repurchase of common stock	(5,251)	(28,143)
Distributions to non-controlling interests	(153)	(1,409)
Credit facility amendment fees	(1,995)	—
Payments on notes payable, net	—	(273)
Proceeds from (payments on) line of credit, net	(24,000)	8,000
Principal payments on long-term debt	(26,250)	(19,688)
Net cash used in financing activities	(57,649)	(40,557)
Effect of exchange rate changes on cash	(451)	(970)
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	10,522	(30,290)
Cash, cash equivalents and restricted cash, beginning of year	66,222	84,886
Cash, cash equivalents and restricted cash, end of period	$76,744	$54,596

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

Infrastructure Solutions Segment (“Infrastructure Solutions”)

On February 13, 2020, the Company sold its Spanish CIPP contracting entity, Insituform Technologies Iberica, S.A. (“Insituform Spain”), to Lajusocarley S.L. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Insituform Spain will buy felt liners exclusively from the Company. Insituform Spain is also entitled to use the Insituform® trade name in Spain based on a trademark license granted for the same five-year time period. The Company had classified Insituform Spain’s assets and liabilities as held for sale on the Consolidated Balance Sheet at December 31, 2019. See Note 5.

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

During the second quarter of 2019, the Company initiated plans to sell its contracting business in Northern Ireland, Environmental Techniques Limited (“Environmental Techniques”). Accordingly, the Company has classified the assets and liabilities of this business as held for sale on the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. The Company has suspended the sales process for Environmental Techniques due to COVID-19 and expects to recommence the sales process as soon as reasonably practicable. See Note 5.

2.	ACCOUNTING POLICIES

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	September 30, 2020	December 31, 2019
Currency translation adjustments (1)	$(26,439)	$(27,241)
Derivative hedging activity	(10,078)	(4,522)
Pension activity	(909)	(931)
Total accumulated other comprehensive loss	$(37,426)	$(32,694)

(1)	During the nine months ended September 30, 2020, as a result of disposing of certain international entities, $1.5 million was reclassified out of accumulated other comprehensive loss to “Other expense” in the Consolidated Statements of Operations.

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity. Net foreign exchange transaction losses of $0.7 million and gains of $0.1 million in the third quarters of 2020 and 2019, respectively, and losses of $0.4 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

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

Earnings per Share

Earnings per share have been calculated using the following share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares used for basic EPS	30,770,324	30,866,188	30,738,150	31,259,594
Effect of dilutive stock options and restricted and deferred stock unit awards	—	511,244	—	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	30,770,324	31,377,432	30,738,150	31,259,594

The Company excluded 501,802 and 484,712 restricted and deferred stock units for the quarter and nine-month period ended September 30, 2020, respectively, and 497,192 restricted and deferred stock units for the nine-month period ended September 30, 2019 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the periods.

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

Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

Balance sheet data	September 30, 2020	December 31, 2019
Cash and cash equivalents	$75,758	$64,874
Restricted cash	986	1,348
Cash, cash equivalents and restricted cash	$76,744	$66,222

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

The Company uses these levels of hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for derivative instruments; on a non-recurring basis, such as for acquisitions and impairment testing; for disclosure purposes, such as for long-term debt; and for other applications, as discussed in their respective footnotes. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments including notes payable are recorded at cost, which approximates fair value, and is based on Level 2 inputs as previously defined. The Company had no transfers between Level 1, 2 or 3 inputs during the nine months ended September 30, 2020 and 2019.

Long-Lived Assets

Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses and non-compete agreements) are recorded at cost, net of accumulated depreciation, amortization and impairment, and, except for goodwill, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be shortened, the Company would prospectively depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Impairment Review – Third Quarter 2020

The oil and gas industry experienced an unprecedented disruption during the first nine months of 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic. These market conditions have significantly impacted a portion of the Company’s business, with a more severe impact to the refinery industry on the United States West Coast. Customers in our Energy Services reporting unit continue to revise their capital and maintenance budgets in order to adjust spending levels in response to the lower commodity prices and lower fuel demand, and the Company has experienced significant activity reductions and pricing pressure for its services, which management now expects to continue for the foreseeable future. Given the prolonged uncertainty, management performed a market assessment of the Energy Services reporting unit during the third quarter of 2020 and concluded that sustained low oil prices and lower fuel demand would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2020 and into 2021. As a result, the Company determined a triggering event had occurred and evaluated the fair value of long-lived assets in its Energy Services reporting unit in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The results of the Energy Services reporting unit and its related asset groups are reported within the Energy Services reportable segment.

The assets of an asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The Energy Services asset group was the only at-risk asset group reviewed for impairment. The Company developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from Energy Services’ long-lived assets. Such were based on management’s best estimates considering the likelihood of various outcomes. Based on the internal projections, the Company determined that the sum of the undiscounted expected future cash flows for the Energy Services asset group exceeded the carrying value of the assets and no impairment was recorded.

The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in the Fair Value Measurements section above.

Goodwill

Under FASB ASC 350, Goodwill and Other (“FASB ASC 350”), the Company conducts an impairment test of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

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

The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for comparable publicly traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies are based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. The Company believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to its reporting units.

The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, revenue growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital, or changes in operating performance.

The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. The Company determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (including the risk-free rate on twenty-year U.S. Treasury bonds), and certain other company-specific and market-based factors. As each reporting unit has a different risk profile based on the nature of its operations, the WACC for each reporting unit is adjusted, as appropriate, to account for company-specific risks. Accordingly, the WACC for each reporting unit may differ.

Impairment Review – Third Quarter 2020

Given the prolonged uncertainty in the oil and gas markets and the market assessment of the Energy Services reporting unit discussed above, the Company evaluated the goodwill of its Energy Services reporting unit during the third quarter of 2020 and determined that a triggering event had occurred. As such, the Company engaged a third-party valuation firm and performed a goodwill impairment review for its Energy Services reporting unit. In accordance with the provisions of FASB ASC 820 and FASB ASC 350, the Company determined the fair value of the reporting unit and compared such fair value to the carrying value of the reporting unit. For the Energy Services reporting unit, carrying value exceeded fair value by 31.3%.

The values derived from both the income approach and the market approach decreased from the October 1, 2019 annual goodwill impairment analysis. The fair value for the Energy Services reporting unit decreased $67.8 million, or 44.0%, from the previous analysis. The impairment analysis assumed a weighted average cost of capital of 15.0%, which is higher than the 13.0% utilized in the October 1, 2019 review, primarily due to increased company-specific risk factors related to uncertainties in the timing of recovery for the refinery industry on the United States West Coast. Offsetting the increase in company-specific risk factors were declining risk-free rates on twenty-year U.S. Treasury bonds. The impairment analysis also assumed an annual revenue growth rate of 3.2%, which was reduced from 3.4% used in the October 1, 2019 review primarily due to an expected continuation of reduced spending by certain customers in 2020 and into 2021. Expected gross margins decreased more than 100 basis points, particularly in the short and intermediate term, primarily due to pricing pressures for maintenance work and continued uncertainty in the demand for higher-margin construction and turnaround projects.

Based on the impairment analysis, the Company determined that recorded goodwill at the Energy Services reporting unit was impaired by $39.4 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations during the third quarter of 2020. As of September 30, 2020, the Company had remaining Energy Services goodwill of $7.3 million. Projected cash flows incorporate inherent uncertainties, including supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments. Because of the rapidly changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will ultimately impact the results of our Energy Services reporting unit, which could be material. If these assumptions do not materialize in a manner consistent with Company’s expectations, there is risk of additional impairment to recorded goodwill.

The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in the Fair Value Measurements section above. There were no triggering events reported in the Company’s other five reporting units (Municipal Pipe Rehabilitation, Fyfe, Corrpro, United Pipeline Systems and Coating Services).

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during the quarter ended September 30, 2020.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	September 30, 2020	December 31, 2019
Current assets	$21,057	$18,304
Non-current assets	7,764	7,635
Current liabilities	9,721	8,261
Non-current liabilities	1,557	1,962

	Quarter Ended September 30,		Nine Months Ended September 30,
Statement of operations data	2020	2019	2020	2019
Revenue	$8,677	$7,275	$22,132	$20,719
Gross profit	3,354	2,412	7,735	6,463
Net income (loss) attributable to Aegion Corporation	534	(2,154)	889	(2,773)

Newly Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective immediately and can be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for the Company’s fiscal year beginning January 1, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company early-adopted this standard effective January 1, 2020, the impact of which was not material on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable. The guidance is effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year. For the Company’s trade receivables, certain other receivables and certain other financial instruments, the Company will be required to use a new forward-looking “expected” credit loss model based on historical loss rates that will replace the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses. The Company adopted this standard effective January 1, 2020, the impact of which was not material on the Company’s consolidated financial statements.

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 89.2% and 92.6% of revenues for the quarters ended September 30, 2020 and 2019, respectively, and 90.1% and 92.4% of revenues for the nine months ended September 30, 2020 and 2019, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date.  Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice. Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 10.8% and 7.4% of revenues for the quarters ended September 30, 2020 and 2019, respectively, and 9.9% and 7.6% for the nine months ended September 30, 2020 and 2019, respectively.

On September 30, 2020, the Company had $491.0 million of remaining performance obligations from construction, engineering and installation services. The Company estimates that approximately $482.4 million, or 98.2%, of the remaining performance obligations at September 30, 2020 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended September 30, 2020				Quarter Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$119,334	$30,277	$62,796	$212,407	$112,357	$42,746	$76,801	$231,904
Canada	20,864	13,461	—	34,325	17,775	14,349	—	32,124
Europe	5,727	4,230	—	9,957	12,889	3,458	—	16,347
Other foreign	6,177	13,018	—	19,195	13,066	15,348	—	28,414
Total revenues	$152,102	$60,986	$62,796	$275,884	$156,087	$75,901	$76,801	$308,789

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Geographic region:
United States	$337,457	$99,624	$205,993	$643,074	$321,205	$116,093	$243,368	$680,666
Canada	46,092	35,083	—	81,175	47,320	42,264	—	89,584
Europe	17,500	10,320	—	27,820	38,302	11,429	—	49,731
Other foreign	18,689	37,518	—	56,207	36,242	48,210	—	84,452
Total revenues	$419,738	$182,545	$205,993	$808,276	$443,069	$217,996	$243,368	$904,433

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended September 30, 2020				Quarter Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$130,685	$43,812	$1,003	$175,500	$139,363	$53,704	$1,003	$194,070
Time and materials	—	8,696	61,793	70,489	—	16,092	75,798	91,890
Product sales	21,369	8,478	—	29,847	16,675	6,105	—	22,780
License fees	48	—	—	48	49	—	—	49
Total revenues	$152,102	$60,986	$62,796	$275,884	$156,087	$75,901	$76,801	$308,789

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Contract type:
Fixed fee	$364,591	$126,449	$3,946	$494,986	$394,489	$149,333	$3,213	$547,035
Time and materials	—	31,501	202,047	233,548	—	48,351	240,155	288,506
Product sales	55,099	24,595	—	79,694	48,337	20,312	—	68,649
License fees	48	—	—	48	243	—	—	243
Total revenues	$419,738	$182,545	$205,993	$808,276	$443,069	$217,996	$243,368	$904,433

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

Net contract assets (liabilities) consisted of the following (in thousands):

	September 30, 2020 (1)	December 31, 2019 (2)
Contract assets – current	$51,150	$51,092
Contract liabilities – current	(37,034)	(37,562)
Net contract assets	$14,116	$13,530

(1)	Amounts exclude contract assets of $0.9 million and contract liabilities of less than $0.1 million that were classified as held for sale at September 30, 2020 (see Note 5).
(2)	Amounts exclude contract assets of $5.4 million and contract liabilities of $0.1 million that were classified as held for sale at December 31, 2019 (see Note 5).

Substantially all of the $37.6 million and $32.3 million contract liabilities balances at December 31, 2019 and December 31, 2018, respectively, were recognized in revenues during the first nine months of 2020 and 2019, respectively.

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

The Company completed the divestitures of Bayou and the Denmark CIPP business in 2018. The Company also completed the divestitures of the Netherlands CIPP business and its Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. The Company completed the divestitures of CIPP operations in Australia and Spain in early 2020 (see Note 1). Remaining shutdown activities include Corrosion Protection entities in Argentina and South Africa, which are expected to be completed in 2020 or the first half of 2021. Additionally, the exit of the Company’s cathodic protection installation activities in the Middle East is substantially complete, though management expects minimal wind-down activities will extend through the first half of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been suspended due to COVID-19, but the Company expects to recommence the process as soon as reasonably practicable.

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

During the second quarter of 2020, the Company took additional actions to exit its specialty turnaround services businesses in Energy Services, P2S ServTech, LLC (“P2S”). Additionally, the Company executed headcount reductions across the rest of the Company related to business slowdowns due to COVID-19. During the third quarter of 2020, the Company initiated additional restructuring actions to balance the effects of COVID-19, including additional headcount reductions and office closings within the Corrosion Protection segment.

Total pre-tax restructuring and related impairment charges since inception were $184.7 million ($166.0 million post-tax) and consisted of cash charges totaling $54.8 million and non-cash charges totaling $129.9 million. Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $43.5 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, release of cumulative currency translation adjustments as well as net losses on the disposal of both domestic and international entities. The Company reduced headcount by approximately 804 employees as a result of these actions.

The Company continues to monitor the impact COVID-19 is having on the oil refining markets in the United States and stay-at-home or other restrictive orders in certain of the Company’s international operations. The Company is prepared to proactively respond to the situation and may take further restructuring actions as warranted. The Company expects to incur additional cash charges related to this program of approximately $2 million. It could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international businesses.

During the quarters and nine months ended September 30, 2020 and 2019, the Company recorded pre-tax expenses related to the Restructuring as follows (in thousands):

	Quarter Ended September 30, 2020					Quarter Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$(89)	$1,952	$172	$3	$2,038	$210	$447	$74	$416	$1,147
Contract termination costs	—	188	86	—	274	201	8	—	—	209
Relocation and other moving costs	—	23	—	—	23	79	—	—	—	79
Other restructuring costs (1)	(1,386)	2,325	611	358	1,908	5,414	463	65	1,230	7,172
Total pre-tax restructuring charges	$(1,475)	$4,488	$869	$361	$4,243	$5,904	$918	$139	$1,646	$8,607

(1)	For the quarter ended September 30, 2020, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, disposing of certain international businesses and other cost savings initiatives. For the quarter ended September 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East and other cost savings initiatives.

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total
Severance and benefit related costs	$29	$2,921	$241	$335	$3,526	$1,043	$2,192	$114	$425	$3,774
Contract termination costs	36	417	148	—	601	534	815	—	98	1,447
Relocation and other moving costs	—	126	34	—	160	130	144	—	—	274
Other restructuring costs (1)	(1,224)	3,404	3,996	2,236	8,412	8,854	1,192	65	2,383	12,494
Total pre-tax restructuring charges	$(1,159)	$6,868	$4,419	$2,571	$12,699	$10,561	$4,343	$179	$2,906	$17,989

(1)	For the nine months ended September 30, 2020, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, exiting the CIPP operations in Europe, disposing of certain international businesses and other cost savings initiatives. Amounts also include goodwill and definite-lived intangible asset impairments related to the exiting P2S. For the nine months ended September 30, 2019, charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting the CIPP operations in Europe, exiting the cathodic protection operations in the Middle East and other cost savings initiatives.

Restructuring costs related to severance, other termination benefit costs and early contract termination costs were $2.3 million and $1.4 million for the quarters ended September 30, 2020 and 2019, respectively, and $4.3 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively, are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the Restructuring recognized in the quarters and nine months ended September 30, 2020 and 2019 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended September 30, 2020					Quarter Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (2)
Cost of revenues	$—	$1,830	$—	$—	$1,830	$(30)	$(3)	$—	$—	$(33)
Operating expenses	(87)	527	611	495	1,546	748	315	65	732	1,860
Restructuring and related charges	(89)	2,163	258	3	2,335	490	455	74	416	1,435
Other expense	(1,299)	(32)	—	(137)	(1,468)	4,696	151	—	498	5,345
Total pre-tax restructuring charges	$(1,475)	$4,488	$869	$361	$4,243	$5,904	$918	$139	$1,646	$8,607

(1)	Total pre-tax restructuring charges for the quarter ended September 30, 2020 include cash charges of $3.7 million and non-cash charges of $0.5 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the quarter ended September 30, 2019 include cash charges of $3.1 million and non-cash charges of $5.5 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (1)	Infrastructure Solutions	Corrosion Protection	Energy Services	Corporate	Total (2)
Cost of revenues	$69	$2,005	$—	$—	$2,074	$(122)	$559	$—	$—	$437
Operating expenses	229	2,169	1,781	1,714	5,893	3,070	583	65	1,877	5,595
Goodwill impairment	—	—	1,258	—	1,258	—	—	—	—	—
Definite-lived intangible asset impairment	—	—	957	—	957	—	—	—	—	—
Restructuring and related charges	65	3,464	423	335	4,287	1,707	3,151	114	523	5,495
Other expense	(1,522)	(770)	—	522	(1,770)	5,906	50	—	506	6,462
Total pre-tax restructuring charges	$(1,159)	$6,868	$4,419	$2,571	$12,699	$10,561	$4,343	$179	$2,906	$17,989

(1)	Total pre-tax restructuring charges for the nine months ended September 30, 2020 include cash charges of $9.5 million and non-cash charges of $3.2 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

(2)	Total pre-tax restructuring charges for the nine months ended September 30, 2019 include cash charges of $11.6 million and non-cash charges of $6.4 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize restructuring activity during the first nine months of 2020 and 2019 (in thousands):

				Utilized in 2020
	Reserves at December 31, 2019	2020 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2020
Severance and benefit related costs	$4,389	$3,526	$(18)	$6,567	$—	$1,330
Contract termination costs	953	601	(7)	961	—	586
Relocation and other moving costs	367	160	1	288	—	240
Other restructuring costs	2,379	8,412	(12)	6,139	3,282	1,358
Total pre-tax restructuring charges	$8,088	$12,699	$(36)	$13,955	$3,282	$3,514

(1)	Refers to cash utilized to settle charges during the first nine months of 2020.

				Utilized in 2019
	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2019
Severance and benefit related costs	$1,742	$3,774	$(26)	$2,434	$—	$3,056
Contract termination costs	359	1,447	(30)	1,153	—	623
Relocation and other moving costs	—	274	(4)	198	—	72
Other restructuring costs	311	12,494	(9)	5,954	6,419	423
Total pre-tax restructuring charges	$2,412	$17,989	$(69)	$9,739	$6,419	$4,174

(1)	Refers to cash utilized to settle charges during the first nine months of 2019.

5.	ASSETS AND LIABILITIES HELD FOR SALE

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

The relevant asset and liability balances at September 30, 2020 and December 31, 2019 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. Based on management’s expectation of fair value less cost to sell, the Company recorded an impairment of assets held for sale of $2.9 million in the Consolidated Statement of Operations during 2019 related to the land parcels. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable, or at a higher cost than currently anticipated, the Company could incur additional impairment charges or a loss on disposal.

The following table provides the components of assets and liabilities held for sale (in thousands):

	September 30, 2020(1)	December 31, 2019(2)
Assets held for sale:
Current assets
Receivables, net	$423	$4,136
Retainage	483	518
Contract assets	882	5,350
Inventories	123	2,097
Prepaid expenses and other current assets	261	799
Total current assets	2,172	12,900
Property, plant & equipment, less accumulated depreciation	7,357	10,962
Goodwill	2,640	4,224
Intangible assets, less accumulated amortization	1,492	1,528
Operating lease assets	156	326
Other non-current assets	127	130
Impairment of assets held for sale	(2,861)	(13,978)
Total assets held for sale	$11,083	$16,092

Liabilities held for sale:
Current liabilities
Accounts payable	$362	$2,174
Accrued expenses	1,306	3,961
Contract liabilities	44	122
Total current liabilities	1,712	6,257
Operating lease liabilities	97	174
Other non-current liabilities	55	54
Total liabilities held for sale	$1,864	$6,485

(1)	Includes Environmental Techniques and land held at Corporate.
(2)	Includes Insituform Australia, Insituform Spain, Environmental Techniques and land held at Corporate.

6.	LEASES

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

The following table presents the components of lease expense (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$4,912	$5,501	$15,050	$16,891
Short-term lease cost	5,422	8,125	16,288	20,846
Total lease cost	$10,334	$13,626	$31,338	$37,737

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020(1)	December 31, 2019(2)
Operating leases:
Operating lease assets	$67,504	$71,466

Accrued expenses	$16,490	$15,828
Other liabilities	52,418	56,253
Total operating lease liabilities	$68,908	$72,081

Weighted-average remaining lease term (in years)	5.59	5.74
Weighted-average discount rate	4.86%	5.71%

(1)	Amounts exclude operating lease assets of $0.2 million, accrued expenses of less than $0.1 and other liabilities of less than $0.1 million that were classified as held for sale at September 30, 2020 (see Note 5).
(2)	Amounts exclude operating lease assets of $0.3 million, accrued expenses of $0.2 million and other liabilities of $0.2 million that were classified as held for sale at December 31, 2019 (see Note 5).

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, December 31, 2019
Goodwill, gross	$240,160	$76,946	$81,504	$398,610
Accumulated impairment losses	(62,848)	(45,400)	(33,527)	(141,775)
Goodwill, net	177,312	31,546	47,977	256,835
2020 Activity:
Impairments (1)(2)	—	—	(40,688)	(40,688)
Foreign currency translation	434	(241)	—	193
Balance, September 30, 2020
Goodwill, gross	240,594	76,705	81,504	398,803
Accumulated impairment losses	(62,848)	(45,400)	(74,215)	(182,463)
Goodwill, net	$177,746	$31,305	$7,289	$216,340

(1)	During the second quarter of 2020, the Company recorded a $1.3 million goodwill impairment related to restructuring activities within Energy Services (see Note 4).
(2)	During the third quarter of 2020, the Company recorded a $39.4 million goodwill impairment within Energy Services (see Note 2).

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2020				December 31, 2019
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	0.0	$3,894	$(3,894)	$(0)	$3,894	$(3,824)	$70
Leases	0.3	864	(842)	22	864	(777)	87
Trademarks (1)	5.6	15,466	(7,462)	8,004	15,699	(6,911)	8,788
Non-competes	0.5	2,051	(1,448)	604	2,301	(1,354)	947
Customer relationships (1)	6.3	156,897	(84,574)	72,323	157,576	(76,832)	80,744
Patents and acquired technology	5.9	39,167	(26,174)	12,993	39,289	(25,097)	14,192
Total intangible assets	—	$218,339	$(124,394)	$93,945	$219,623	$(114,795)	$104,828

(1)	During the second quarter of 2020, the Company recorded intangible asset impairments related to restructuring activities within Energy Services of $0.3 million for trademarks and $0.7 million for customer relationships (see Note 4).

Amortization expense was $3.4 million and $3.4 million for the quarters ended September 30, 2020 and 2019, respectively, and $10.2 million and $10.3 million for the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense for the years ended December 31, 2020, 2021, 2022, 2023 and 2024 is $13.0 million, $12.9 million, $12.9 million, $12.9 million and $12.1 million, respectively.

8.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term note, due February 27, 2023, annualized rates of 4.25% and 4.09%, respectively	$227,500	$253,750
Line of credit, 4.25% and 4.01%, respectively	—	24,000
Other notes with interest rates from 3.3% to 7.8%	692	770
Subtotal	228,192	278,520
Less – Current maturities of long-term debt	23,825	32,803
Less – Unamortized loan costs	2,767	2,088
Total	$201,600	$243,629

In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018 and April 2020, the Company amended this facility (the “amended Credit Facility”). At September 30, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $245.0 million term loan facility, each with a maturity date in February 2023.

Due to the potential impacts of COVID-19 on the Company’s business and the uncertainties associated with the duration of the pandemic, the Company amended its current credit facility on April 29, 2020 to provide additional liquidity and to ensure ongoing debt covenant compliance with the amended ratios. The amended Credit Facility now includes more flexible financial covenants and allows for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on the Company’s open market share repurchase program and repurchases of common stock in connection with the Company’s equity compensation programs for employees. See Note 9.

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

Based on the April 2020 amendments, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus 3.50% from April 29, 2020 until the Company delivers its compliance certificate to the administrative agent for the first calendar quarter of 2021. Thereafter, interest is charged at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.75% to 3.50% depending on the Company’s consolidated leverage ratio. The amended Credit Facility also provided a 75 basis point floor for the base LIBOR rate. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2020 was approximately 4.25%.

The Company’s indebtedness at September 30, 2020 consisted of $227.5 million outstanding from the term loan under the amended Credit Facility. Additionally, the Company had $0.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners). During the first nine months of 2020, the Company repaid $24.0 million on the line of credit as a result of focused working capital management and strong operating cash flows.

As of September 30, 2020, the Company had $31.6 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $11.2 million was collateral for the benefit of certain of our insurance carriers and $20.4 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2019 consisted of $253.8 million outstanding from the term loan under the amended Credit Facility, $24.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt.

At September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s long-term debt was approximately $230.4 million and $286.8 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 2 inputs as defined in Note 2.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which expired in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap required the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provided for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of September 30, 2020 was approximately 5.23%. This interest rate swap was used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and was accounted for as a cash flow hedge. See Note 13.

In March 2018, the Company entered into an interest rate swap forward agreement that began in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 2.937% calculated on the amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 13.

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements as of September 30, 2020 were defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 4.75 to 1.00. At September 30, 2020, the Company’s consolidated financial leverage ratio was 2.31 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $251.7 million of additional debt. This amount, however, is limited to the terms of the Company’s $175.0 million revolving line of credit. At September 30, 2020, the Company had $31.6 million in letters of credit issued and outstanding under the amended Credit Facility, which reduced the maximum borrowing availability to $143.4 million.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.10 to 1.00. At September 30, 2020, the Company’s fixed charge ratio was 1.36 to 1.00.

At September 30, 2020, the Company was in compliance with all of its debt and financial covenants as required under the amended Credit Facility.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2019, the Company’s board of directors authorized the open market repurchase of up to an additional two million shares of the Company’s common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of September 30, 2020, 327,161 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In March 2020, the Company’s board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. The prior authorizations of the board of directors remain in effect as the program did not establish a time period in which the repurchases had to be made. Effective April 29, 2020, the amended Credit Facility limits open market repurchases of the Company’s common stock through June 30, 2021 to: (i) unlimited if the Company’s consolidated financial leverage ratio is less than 2.50 to 1.00; (ii) $20.0 million while the Company’s consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00, but less than 3.00 to 1.00; and (iii) zero while the Company’s consolidated financial leverage ratio is greater than or equal to 3.00 to 1.00.

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

During the first nine months of 2020, the Company acquired 180,491 shares of the Company’s common stock for $3.2 million ($17.80 average price per share) through the open market repurchase program discussed above, and 93,386 shares of the Company’s common stock for $2.0 million ($21.83 average price per share) in connection with the satisfaction of tax obligations in connection with equity compensation programs for employees. Once repurchased, the Company immediately retired all such shares.

During the first nine months of 2019, the Company acquired 1,426,916 shares of the Company’s common stock for $24.9 million ($17.46 average price per share) through open market repurchases, 110,406 shares of the Company’s common stock for $2.2 million ($20.21 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, restricted stock units and performance units, and 48,409 shares of the Company’s common stock for $1.0 million ($20.52 average price per share) in connection with “net, net” exercises of employee stock options. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the third Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of September 30, 2020, 1,355,403 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of September 30, 2020, 254,350 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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

A summary of the stock award activity is as follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	1,034,964	$23.20
Period Activity:
Restricted stock units awarded	405,453	19.89
Performance stock units awarded	131,755	22.96
Restricted stock units distributed	(198,433)	22.24
Performance stock units distributed	(71,541)	28.18
Restricted stock units forfeited	(33,297)	21.01
Performance stock units forfeited	(76,282)	27.46
Outstanding at September 30, 2020	1,192,619	$21.70

Expense associated with stock awards was $3.4 million and $1.5 million for the quarters ended September 30, 2020 and 2019, respectively, and $7.4 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized pre-tax expense of $12.7 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.96 years for awards outstanding at September 30, 2020.

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

A summary of deferred stock unit activity is as follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	253,340	$20.71
Period Activity:
Awarded	67,056	14.61
Distributed	(58,267)	21.63
Outstanding at September 30, 2020	262,129	$18.95

Expense associated with deferred stock unit awards was $0.3 million and $0.3 million for the quarters ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized pre-tax expense of $0.5 million related to deferred stock unit awards is expected to be recognized over the weighted average service period of 0.6 years for awards outstanding at September 30, 2020.

Stock Options

Stock options on the Company’s common stock were previously awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally had a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. There were 52,783 stock options exercised during the first quarter of 2019 with a weighted average exercise price of $18.11 per share. There were no stock options outstanding at September 30, 2020 or December 31, 2019.

10.	TAXES ON INCOME

The Company’s effective tax rate in the quarter and nine-month period ended September 30, 2020 was a benefit of 10.1% and 6.5%, respectively. The effective rates for both periods were negatively impacted, as compared to U.S. federal statutory tax rates, by: (i) valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized; and (ii) valuation allowances related to goodwill impairments.

The Company’s effective tax rate in the quarter and nine month period ended September 30, 2019 was a benefit of 1.8% on pre-tax income and an expense of 143.3% on a pre-tax loss, respectively. The effective rate for the third quarter of 2019 was positively impacted by a $1.7 million return-to-provision true-up primarily related to foreign tax credits applied to the mandatory deemed repatriation from the Tax Cuts and Jobs Act (“TCJA”). This adjustment provided a 27.0% benefit to the effective tax rate during the third quarter of 2019. Partially offsetting this were negative impacts from: (i) significant pre-tax charges related to the release of cumulative currency translation adjustments, which were not deductible for tax purposes; and (ii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. The effective rate for the nine-month period was negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and the release of cumulative currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. Partially offsetting the negative factors was the $1.7 million of return-to-provision true-ups noted in the quarterly discussion above.

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

Purchase Commitments

The Company had no material purchase commitments at September 30, 2020.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2020 on its Consolidated Balance Sheet.

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

Financial information by segment was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Infrastructure Solutions	$152,102	$156,087	$419,738	$443,069
Corrosion Protection	60,986	75,901	182,545	217,996
Energy Services	62,796	76,801	205,993	243,368
Total revenues	$275,884	$308,789	$808,276	$904,433

Gross profit:
Infrastructure Solutions	$41,358	$39,569	$108,395	$105,026
Corrosion Protection	13,432	17,232	36,460	46,797
Energy Services	5,470	9,991	18,864	30,701
Total gross profit	$60,260	$66,792	$163,719	$182,524

Operating income (loss):
Infrastructure Solutions (1)	$23,497	$18,376	$58,056	$33,211
Corrosion Protection (2)	(1,357)	2,362	(7,105)	(3,261)
Energy Services (3)	(41,701)	2,257	(45,238)	7,479
Corporate (4)	(7,679)	(8,346)	(22,830)	(23,095)
Total operating income (loss)	(27,240)	14,649	(17,117)	14,334
Other income (expense):
Interest expense	(4,288)	(3,446)	(12,174)	(10,602)
Interest income	258	268	701	814
Other (5)	245	(5,236)	1,634	(6,925)
Total other expense	(3,785)	(8,414)	(9,839)	(16,713)
Income (loss) before taxes (benefit)	$(31,025)	$6,235	$(26,956)	$(2,379)

(1)

Operating income in the third quarters of 2020 and 2019 includes reversals of $0.2 million and charges of $1.2 million, respectively, related to restructuring (see Note 4). Additionally, the third quarter of 2019 includes $0.5 million of costs primarily related to the divestiture of certain international operations. Operating income in the first nine months of 2020 and 2019 includes $0.4 million and $4.7 million, respectively, of restructuring charges (see Note 4) and $0.2 million and $1.0 million, respectively, of divestiture costs. Additionally, operating income in the first nine months of 2020 includes $0.7 million of impairment reversals while operating income in the first nine months of 2019 includes $9.0 million of impairment charges to assets held for sale.

(2)

Operating income (loss) in the third quarters of 2020 and 2019 includes $4.5 million and $0.8 million, respectively, of restructuring charges (see Note 4). Operating loss in the first nine months of 2020 and 2019 includes $7.6 million and $4.3 million, respectively, of restructuring charges (see Note 4). Additionally, operating loss in the first nine months of 2019 includes $2.9 million of impairment charges to assets held for sale.

(3)	Operating income (loss) in the third quarters of 2020 and 2019 includes $0.9 million and $0.1 million, respectively, of restructuring charges (see Note 4). Additionally, operating loss in the third quarter of 2020 includes goodwill impairment charges of $39.4 million. Operating income (loss) in the first nine months of 2020 and 2019 includes $2.2 million and $0.2 million, respectively, of restructuring charges (see Note 4). Additionally, operating loss in the first nine months of 2020 includes $40.7 million of goodwill impairment charges and $1.0 million of definite-lived intangible asset impairment charges.

(4)

Operating loss in the third quarters of 2020 and 2019 includes $0.5 million and $1.1 million, respectively, of restructuring charges (see Note 4) and $0.7 million and $1.3 million, respectively, of divestiture costs. Operating loss in the first nine months of 2020 and 2019 includes $2.0 million and $2.4 million, respectively, of restructuring charges (see Note 4) and $2.0 million and $1.6 million, respectively, of divestiture costs.

(5)

Other income in the third quarter of 2020 includes gains of $1.5 million related to restructuring (see Note 4) and a $0.6 million loss on the sale of Insituform Australia (see Note 1). Other expense in the third quarter of 2019 includes $5.3 million of restructuring charges (see Note 4). Other income (expense) in the first nine months of 2020 and 2019 includes gains of $1.8 million and charges of $6.5 million, respectively, related to restructuring (see Note 4). Other income in the first nine months of 2020 also includes gains of $0.1 million related to divestitures of Insituform Australia and Insituform Spain (see Note 1).

The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues: (1)
United States	$212,407	$231,904	$643,074	$680,666
Canada	34,325	32,124	81,175	89,584
Europe	9,957	16,347	27,820	49,731
Other foreign	19,195	28,414	56,207	84,452
Total revenues	$275,884	$308,789	$808,276	$904,433

Gross profit: (1)
United States	$44,808	$48,331	$125,778	$130,950
Canada	7,003	6,424	15,103	14,906
Europe	3,129	4,309	8,333	11,139
Other foreign	5,320	7,728	14,505	25,529
Total gross profit	$60,260	$66,792	$163,719	$182,524

(1)	Revenues and gross profit are attributed to the country of origin

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. The Company’s cash flow hedges were in a net deferred loss position of $10.1 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively. The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred losses were recorded in other non-current liabilities and other comprehensive income on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments and management fees from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. From time to time, the Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. No contracts were utilized during the first nine months of 2020. During the first nine months of 2019, a loss of $0.2 million was recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which expired in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the original Credit Facility. The swap required the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount and provided for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated by amortizing the $262.5 million same notional amount. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the original Credit Facility. This interest rate swap was used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and was accounted for as a cash flow hedge.

On March 12, 2018, the Company entered into an interest rate swap forward agreement that began in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 2.937% calculated on the amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.

The following table summarizes the Company’s derivative position at September 30, 2020:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Interest Rate Swap	—	$170,625,000	2.25	—

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined in Note 2 (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$—	$261
	Total Assets	$—	$261

Interest Rate Swaps	Other non-current liabilities	$10,078	$4,899
	Total Liabilities	$10,078	$4,899

	Total Derivative Assets	$—	$261
	Total Derivative Liabilities	10,078	4,899
	Total Net Derivative Liability	$(10,078)	$(4,638)

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

Corrosion Protection – Corrosion Protection, over the longer term, is positioned to capture the benefits of continued oil and natural gas pipeline infrastructure developments across North America and internationally, as producers and midstream pipeline companies transport their product from onshore and offshore oil and gas fields to regional demand centers. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the global transmission and distribution network, especially in the oil and gas markets. The segment has a broad portfolio of technologies, products and services to protect, maintain, rehabilitate, assess and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe and weld coatings and inspection and repair capabilities, as well as an increasing offering of asset integrity management data storage and analytics capabilities related to these services. Additionally, we are focused on expanding our offerings to serve broader energy market applications, including offering cathodic protection in the growing renewable energy space as well.

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

COVID-19 Update

Over the past several months, the COVID-19 outbreak has significantly impacted domestic and international operations and economic activity. We expect these disruptions will continue through the fourth quarter of 2020 and into 2021 as general business and economic uncertainty persists.

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

In order to help mitigate the negative financial impact caused by the pandemic, we implemented a number of cost savings measures across our platforms and at our corporate office including employee furloughs, temporary wage adjustments, utilization of governmental job retention subsidies, elimination of non-essential travel and reduction of discretionary spend. We have also taken cash preservation measures to aggressively manage working capital, reduce non-critical capital expenditures, suspend open-market share repurchases and transition certain salaried compensation and board of directors’ fees to equity-based compensation. Additionally, on April 29, 2020, we amended our credit facility to provide more flexible financial covenants and increase the borrowing capacity on our revolving line of credit.

As a result of various measures taken, we were able to achieve cost savings of $2.3 million during the first nine months of 2020 from the temporary suspension of employer contributions to 401(k) and other defined contribution plans. Additionally, certain of our international businesses received approximately $4.9 million in government wage subsidies during the first nine months of 2020. Depending on the jurisdiction, the wage subsidy initiatives either offset incurred costs while revenue generating activities were suspended, or incentivized businesses to maintain their workforce rather than initiating furloughs. In both instances, the benefit to our businesses partially offset costs that would have likely been removed through company-initiated furloughs and workforce reductions.

Certain of these spending restrictions were lifted in the second half of 2020, including: (i) full reinstatement of employee salaries effective July 1, 2020; (ii) compensated employees for lost salary through equity-based compensation; (iii) reinstating employer contributions to 401(k) and other defined contribution plans, effective November 1, 2020; and (iv) reinstatement of cash board of directors’ fees effective July 1, 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the nine months ended September 30, 2020. However, we have deferred payments of $7.9 million as of September 30, 2020 related to the timing of employer payroll taxes and a $0.4 million tax benefit related to the carryback of the 2019 U.S. net operating loss, as permitted by the CARES Act.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which continue to be uncertain and unpredictable at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

Business Outlook

As Aegion completes its restructuring activities, we will be focused on utilizing Aegion’s balance sheet strength and nearly 50 years of industry leadership to pursue organic and inorganic growth opportunities in the North America water and wastewater market. As a result of Energy Services’ lack of long-term fit within Aegion’s portfolio of pipeline rehabilitation technologies, we have retained BofA Securities to assist us in evaluating strategic alternatives for the business. A decision on plans moving forward is expected over the next few months.

Due to the continued developing impacts and uncertainties of the COVID-19 pandemic, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations and financial condition cannot be predicted. While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs, are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments through at least the fourth quarter of 2020. Because the COVID-19 pandemic continues to be an evolving situation, we will continue to monitor the business impact and may take further actions that we deem appropriate in light of the circumstances.

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

During 2018 and 2019, our board of directors approved additional actions with respect to the Restructuring, which included the decisions to: (i) divest the Australia and Denmark CIPP businesses; (ii) take actions to optimize further operations within North America, including measures to reduce consolidated operating costs; and (iii) divest or otherwise exit multiple additional international businesses, including: (a) our cathodic protection installation activities in the Middle East, including Corrpower International Limited, our cathodic protection materials manufacturing and production joint venture in Saudi Arabia; (b) United Pipeline de Mexico S.A. de C.V., our Tite Liner® joint venture in Mexico (“United Mexico”); (c) our Tite Liner® businesses in Brazil and Argentina; (d) Aegion South Africa Proprietary Limited, our Tite Liner® and CIPP joint venture in the Republic of South Africa; and (e) our CIPP contract installation operations in England, the Netherlands, Spain and Northern Ireland.

We completed the divestitures of Bayou and the Denmark CIPP business in 2018. We also completed the divestitures of the Netherlands CIPP business and Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. We completed the divestitures of CIPP operations in Australia and Spain in early 2020. Remaining shutdown activities include Corrosion Protection entities in Argentina and South Africa, which are expected to be completed in 2020 or the first half of 2021. Additionally, the exit of our cathodic protection installation activities in the Middle East is substantially complete, though we expect minimal wind-down activities will extend through the first half of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been suspended and management expects to recommence the process as soon as reasonably practicable.

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

During the second quarter of 2020, management took actions to exit its specialty turnaround services businesses in Energy Services, P2S ServTech, LLC (“P2S”). Additionally, we executed headcount reductions across the rest of the company related to business slowdowns due to COVID-19. During the third quarter of 2020, we initiated additional restructuring actions as we balance the effects of COVID-19, including additional headcount reductions within the Corrosion Protection segment.

Total pre-tax Restructuring charges recorded during the first nine months of 2020 were $12.7 million ($10.3 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax Restructuring and related impairment charges since inception were $184.7 million ($166.0 million post-tax), including cash charges of $54.8 million and non-cash charges of $129.9 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We reduced headcount by approximately 804 employees as a result of these actions.

We expect to incur additional cash charges related to this program of approximately $2 million. We continue to monitor the impact COVID-19 is having on the oil refining markets in the United States and stay-at-home or other restrictive orders in certain of our international operations. We are prepared to proactively respond to the situation and may take further restructuring actions as warranted, which could result in additional cash and non-cash restructuring charges. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international businesses.

See Note 4 to the consolidated financial statements contained in this Report for a detailed discussion regarding our restructuring efforts.

Divestitures – Planned and Completed

Through our restructuring efforts to exit higher risk, low return markets and streamline our operations, we have divested, or plan to divest, certain businesses in our Infrastructure Solutions and Corrosion Protection segments during 2020 and 2019:

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

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2020 and 2019

Significant Events

Restructuring – As part of our restructuring efforts, we recorded pre-tax charges of $12.7 million ($10.3 million post-tax) and $18.0 million ($15.1 million post-tax) during the first nine months of 2020 and 2019, respectively. These charges include goodwill and intangible asset impairment charges of $1.3 million and $1.0 million, respectively, in the first nine months of 2020 related to the exit of specialty turnaround services in Energy Services. See Notes 1 and 4 to the consolidated financial statements contained in this Report.

Goodwill Impairment – During the third quarter of 2020, we recorded a goodwill impairment of $39.4 million ($34.3 million post-tax) in our Energy Services reporting unit.

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

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $2.2 million ($1.7 million post-tax) and $2.8 million ($2.2 million post-tax) during the first nine months of 2020 and 2019, respectively, related primarily to the divestitures of Insituform Australia and Insituform Spain in 2020, and Insituform Australia and United Mexico in 2019. Expenses primarily impacted the Infrastructure Solutions and Corporate reportable segments.

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

Consolidated Operating Results

Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$275,884	$308,789	$(32,905)	(10.7)%
Gross profit	60,260	66,792	(6,532)	(9.8)%
Gross profit margin	21.8%	21.6%	N/A	20bp
Operating expenses	45,055	48,866	(3,811)	(7.8)%
Goodwill impairment	39,430	—	39,430	N/M
Acquisition and divestiture expenses	680	1,842	(1,162)	(63.1)%
Restructuring and related charges	2,335	1,435	900	62.7%
Operating income (loss)	(27,240)	14,649	(41,889)	(286.0)%
Operating margin	(9.9)%	4.7%	N/A	(1460)bp
Net income (loss) attributable to Aegion Corporation	(28,474)	6,036	(34,510)	(571.7)%

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$808,276	$904,433	$(96,157)	(10.6)%
Gross profit	163,719	182,524	(18,805)	(10.3)%
Gross profit margin	20.3%	20.2%	N/A	10bp
Operating expenses	133,373	147,990	(14,617)	(9.9)%
Goodwill impairment	40,688	—	40,688	N/M
Definite-lived intangible asset impairment	957	—	957	N/M
Impairment (gain) of assets held for sale	(658)	11,946	(12,604)	N/M
Acquisition and divestiture expenses	2,189	2,759	(570)	(20.7)%
Restructuring and related charges	4,287	5,495	(1,208)	(22.0)%
Operating income (loss)	(17,117)	14,334	(31,451)	(219.4)%
Operating margin	(2.1)%	1.6%	N/A	(370)bp
Net loss attributable to Aegion Corporation	(26,250)	(6,331)	(19,919)	314.6%

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $32.9 million, or 10.7%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease in revenues was primarily due to: (i) a $14.9 million decrease in Corrosion Protection and a $14.0 million decrease in Energy Services due to decreased project activities across each segment due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices and reduced demand for gasoline and jet fuel in California; and (ii) a $4.0 million decrease in Infrastructure Solutions primarily due to decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts.

Revenues decreased $96.2 million, or 10.6%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease in revenues was primarily due to a $37.4 million decrease in Energy Services driven by a decline in maintenance services and construction activities, partially offset by increased turnaround services activity. In addition, there was a $35.5 million decrease in Corrosion Protection and a $23.3 million decrease in Infrastructure Solutions primarily due to the same factors impacting the changes in revenues in the third quarter of 2020 compared to the third quarter of 2019.

Gross Profit and Gross Profit Margin

Gross profit decreased $6.5 million, or 9.8%, in the third quarter of 2020 compared to the third quarter of 2019. As part of our restructuring efforts, we recognized charges of $1.8 million in the third quarter of 2020 related to inventory obsolescence at closed locations. The decrease in gross profit was due to: (i) a $4.5 million decrease in Energy Services due to decreased revenues and associated gross profits from maintenance service activities; and (ii) a $3.8 million decrease in Corrosion Protection primarily due to the lower revenues noted above. Partially offsetting these decreases was a $1.8 million increase in Infrastructure Solutions primarily due to higher revenues and improved productivity related to CIPP contracting installation services activity in our North American operation.

Gross profit margin in the third quarter of 2020 was 21.8% compared to 21.6% in the third quarter of 2019. The increase was primarily due to Infrastructure Solutions, which improved 180 basis points due to productivity improvements in the North American CIPP contracting operation. Offsetting this increase was Corrosion Protection, which had a 70 basis point decrease in gross profit margin due to the restructuring charges noted above. Additionally, Energy Services declined 430 basis points primarily due to: (i) temporary three- to six-month price concessions granted to help refinery customers as a result of reduced demand due to COVID-19; and (ii) lower labor hours resulting in an unfavorable fixed cost absorption.

Gross profit decreased $18.8 million, or 10.3%, but gross profit margin improved to 20.3% in the first nine months of 2020 compared to 20.2% in the first nine months of 2019. During the first nine months of 2020 and 2019, we recorded $2.1 million and $0.4 million of restructuring charges, respectively, and we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions during the first nine months of 2019. The decrease in gross profit and gross profit margin was due to: (i) a $11.8 million decrease in Energy Services primarily from decreased revenues and associated gross profits from maintenance service and construction activities; and (ii) a $10.3 million decrease in Corrosion Protection driven by the lower revenues noted above, the increase in restructuring charges noted above and reduced margins related to our coating services operation as larger, high margin projects in the Middle East were completed in the prior year and newer projects were delayed due to the impacts of COVID-19. Partially offsetting these decreases was a $3.4 million increase in Infrastructure Solutions primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and the absence in 2020 of the project warranty charge recorded in the first nine months of 2019 noted above, partially offset by lower revenues from international CIPP operations noted above.

Operating Expenses

Operating expenses decreased $3.8 million, or 7.8%, in the third quarter of 2020 compared to the third quarter of 2019. As part of our restructuring efforts, we recognized charges of $1.5 million and $1.9 million in the third quarters of 2020 and 2019, respectively. The decrease in operating expenses was due to: (i) a $2.3 million decrease in Infrastructure Solutions primarily due to divesting certain international CIPP contracting installation operations, adopted cost savings initiatives such as reduced employer retirement plan contributions, and lower restructuring charges; and (ii) decreases of $1.7 million and $0.2 million in Corrosion Protection and Energy Services, respectively, primarily due to lower activity across the business and achieved cost savings resulting from actions such as reduced employer retirement plan contributions and headcount reductions. Partially offsetting these decreases was a $0.3 million increase in Corporate expenses primarily due to increased equity-based compensation in the third quarter of 2020 for certain salaried employees that was deferred from the second quarter 2020.

Operating expenses as a percentage of revenues were 16.3% in the third quarter of 2020 compared to 15.8% in the third quarter of 2019. The increase, as a percentage of revenues, was primarily driven by the lower revenues noted above.

Operating expenses decreased $14.6 million, or 9.9%, in the first nine months of 2020 compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $5.9 million and $5.6 million in the first nine months of 2020 and 2019, respectively. The decrease in operating expenses was mainly due to the same factors impacting the changes in operating expenses in the third quarter of 2020 compared to the third quarter of 2019. Partially offsetting this decrease was $0.4 million in earnout consideration reversed in the first nine months of 2019.

Operating expenses as a percentage of revenues were 16.5% and 16.4% in the first nine months of 2020 and 2019, respectively.

Consolidated Net Income (Loss)

Consolidated net loss was $28.5 million in the third quarter of 2020 compared to income of $6.0 million in the third quarter of 2019.

Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $4.2 million and $8.6 million in the third quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, early contract termination costs, inventory obsolescence, fixed asset disposals, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $39.4 million in the third quarter of 2020; (iii) $0.7 million and $1.8 million of acquisition and divestiture expenses in the third quarters of 2020 and 2019, respectively; and (iv) $0.6 million loss on the divestiture of Insituform Australia in the third quarter of 2020.

The decrease in consolidated net income in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to the above-referenced goodwill impairment charge recorded in the current year period and lower operating income in Corrosion Protection and Energy Services from lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices. Consolidated net loss was also negatively impacted by higher interest expense, higher foreign currency transaction losses, the loss on the divestiture of Insituform Australia, as noted above, and higher non-controlling interest income. Consolidated net loss in the third quarter of 2020, as compared to the third quarter of 2019, was positively impacted by higher operating income in Infrastructure Solutions from improved profitability in our North American CIPP operation and fewer restructuring charges.

Consolidated net loss was $26.3 million and $6.3 million in the first nine months of 2020 and 2019, respectively.

Included in consolidated net loss were the following pre-tax items; (i) restructuring charges of $12.7 million and $18.0 million in the first nine months of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, early contract termination costs, inventory obsolescence, fixed asset disposals, reserves for potentially uncollectible receivables, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $40.7 million in the first nine months of 2020; (iii) definite-lived intangible asset impairment charges of $1.0 million in the first nine months of 2020; (iv) acquisition and divestiture expenses of $2.2 million and $2.8 million in the first nine months of 2020 and 2019, respectively; (v) warranty reserve charges of $4.4 million related to a CIPP wastewater project in our North American operation of Infrastructure Solutions in the first nine months of 2019; (vi) impairment reversals of $0.7 million and impairment charges of $11.9 million related to assets held for sale in the first nine months of 2020 and 2019, respectively; (vii) credit facility amendment fees of $0.7 million in the first nine months of 2020; and (viii) $0.1 million gain on the divestitures of Insituform Australia and Insituform Spain in the first nine months of 2020.

The increase in consolidated net loss in the first nine months of 2020 compared to the first nine months of 2019 was primarily due to the above-referenced goodwill impairment charge recorded in the current year period, lower operating income in Energy Services, as noted above, and a decrease in Corrosion Protection due to lower revenues and related gross profit resulting from COVID-19, and lower revenues and related gross profit generated from our coating service operation in the Middle East, which completed larger, higher margin projects in 2019. Consolidated net loss was also negatively impacted by higher interest expense and higher non-controlling interest income. Partially offsetting these declines was the above-referenced warranty reserve and impairment charges related to assets held for sale recorded in the prior year period. Additionally, operating income from Infrastructure Solutions increased due to improved profitability from our North American CIPP operation and loss avoidance from certain divestitures of international CIPP operations. Consolidated net income was also positively impacted by a net gain on the divestitures of Insituform Australia and Insituform Spain in the first nine months of 2020, noted above.

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

The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Infrastructure Solutions (1)	$307.8	$312.4	$303.2	$329.6
Corrosion Protection (2)	138.4	140.3	127.0	139.8
Energy Services	232.1	220.3	228.0	213.4
Total backlog (3)	$678.3	$673.0	$658.2	$682.8

(1)	Included backlog from currently exited or to-be exited operations of $4.7 million, $3.8 million, $11.1 million and $18.6 million at September 30, 2020, June 30, 2020, December 31, 2019 and September 30, 2019, respectively.

(2)	Included backlog from currently exited or to-be exited operations of $0.3 million, $0.6 million, $2.4 million and $5.9 million at September 30, 2020, June 30, 2020, December 31, 2019 and September 30, 2019, respectively.

(3)	Total backlog for September 30, 2020, June 30, 2020, December 31, 2019 and September 30, 2019 included backlog from currently exited or to-be exited operations of $5.0 million, $4.4 million, $13.5 million, and $24.5 million, respectively.

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

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2020, 19.2% of our Corrosion Protection backlog related to these variable interest entities. The backlog related to variable interest entities in Infrastructure Solutions was de minimus. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.  Energy Services generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Consolidated customer orders, net of cancellations (“New orders”), decreased $40.5 million, or 12.6%, to $281.2 million in the third quarter of 2020 compared to $321.7 million in the third quarter of 2019. New orders decreased $97.1 million, or 10.4%, to $834.0 million in the first nine months of 2020 compared to $931.1 million in the first nine months of 2019. Total orders in the third quarters of 2020 and 2019 included orders from exited or to-be exited businesses of $6.5 million and $20.4 million, respectively. Total orders in the first nine months of 2020 and 2019 included orders from exited or to-be exited businesses of $18.5 million and $49.1 million, respectively.

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$152,102	$156,087	$(3,985)	(2.6)%
Gross profit	41,358	39,569	1,789	4.5%
Gross profit margin	27.2%	25.4%	N/A	180bp
Operating expenses	17,949	20,201	(2,252)	(11.1)%
Acquisition and divestiture expenses	1	502	(501)	(99.8)%
Restructuring and related charges	(89)	490	(579)	(118.2)%
Operating income	23,497	18,376	5,121	27.9%
Operating margin	15.4%	11.8%	N/A	360bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$419,738	$443,069	$(23,331)	(5.3)%
Gross profit	108,395	105,026	3,369	3.2%
Gross profit margin	25.8%	23.7%	N/A	210bp
Operating expenses	50,768	60,109	(9,341)	(15.5)%
Impairment (gain) of assets held for sale	(658)	8,996	(9,654)	N/M
Acquisition and divestiture expenses	164	1003	(839)	(83.6)%
Restructuring and related charges	65	1,707	(1,642)	(96.2)%
Operating income	58,056	33,211	24,845	74.8%
Operating margin	13.8%	7.5%	N/A	630bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $4.0 million, or 2.6%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts; (ii) decreased FRP project activity in Asia where certain of our operations were either partially or fully closed due to government stay-at-home orders in response to COVID-19; and (iii) decreased FRP orders in North America as a result of reduced commercial construction activity. These decreases were partially offset by increased North American activity for CIPP contracting installation services project activity.

Revenues decreased $23.3 million, or 5.3%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease in revenues was primarily due to the same factors impacting the changes in revenues in the third quarter of 2020 compared to the third quarter of 2019.

Gross Profit and Gross Profit Margin

Gross profit increased $1.8 million, or 4.5%, in the third quarter of 2020 compared to the third quarter of 2019 and gross profit margin improved 180 basis points to 27.2% in the third quarter of 2020 compared to 25.4% in the third quarter of 2019. The increases in both gross profit and gross profit margin were primarily due to increased revenues and greater execution efficiencies from CIPP contracting installation services activity in our North American operation and government wage subsidies that primarily benefited our Canadian CIPP operations and certain of our operations in Asia.

Gross profit increased $3.4 million, or 3.2%, and gross profit margin improved 210 basis points in the first nine months of 2020 compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $0.1 million and expense reversals of $0.1 million in the first nine months of 2020 and 2019, respectively. Additionally, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation during the first nine months of 2019. The increases in gross profit and gross profit margin were primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and the project warranty charge in the first nine months of 2019 noted above, partially offset by the decreased revenue noted above.  Also contributing to the increased gross profit margin was improved margins in our international CIPP operations as we exit or divest non-core operations and the government wage subsidies noted above.

Operating Expenses

Operating expenses decreased $2.3 million, or 11.1%, in the third quarter of 2020 compared to the third quarter of 2019. As part of our restructuring efforts, we recognized expense reversals of $0.1 million and charges of $0.7 million in the third quarters of 2020 and 2019, respectively. The decrease in operating expenses was primarily due to: (i) exiting CIPP contracting installation services in certain international locations; (ii) lower restructuring charges noted above; (iii) savings in the third quarter of 2020 from the suspension of employer retirement plan contributions and other cost savings initiatives; and (iv) reduced activity in our FRP operations in response to lower revenues.

Operating expenses as a percentage of revenues were 11.8% in the third quarter of 2020 compared to 12.9% in the third quarter of 2019.

Operating expenses decreased $9.3 million, or 15.5%, in the first nine months of 2020 compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $0.2 million and $3.1 million in the first nine months of 2020 and 2019, respectively. The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the third quarter of 2020 compared to the third quarter of 2019.

Operating expenses as a percentage of revenues were 12.1% for the first nine months of 2020 compared to 13.6% in the first nine months of 2019.

Operating Income and Operating Margin

Operating income increased $5.1 million, or 27.9%, to $23.5 million in the third quarter of 2020 compared to $18.4 million in the third quarter of 2019. Operating margin improved to 15.4% in the third quarter of 2020 compared to 11.8% in the third quarter of 2019.

Included in operating income were the following items: (i) restructuring charge reversals of $0.2 million and charges of $1.2 million in the third quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) divestiture related expenses of $0.5 million in the third quarter of 2019 related to held for sale operations.

Operating income increased primarily due to: (i) improved profitability from our North American CIPP operation due to increased revenues and crew productivity improvement; (ii) lower restructuring charges in the third quarter of 2020 compared to the third quarter of 2019; and (iii) lower operating expenses in connection with reduced employer retirement plan contributions and other actions. These increases were partially offset by decreased profitability from lower FRP project activity in our North American and Asian operations due to government stay-at-home orders and reduced commercial construction activity.

Operating income increased $24.8 million, or 74.8%, to $58.1 million in the first nine months of 2020 compared to $33.2 million in the first nine months of 2019. Operating margin increased 630 basis points to 13.8% in the first nine months of 2020 compared to 7.5% in the first nine months of 2019.

Included in operating income were the following items: (i) restructuring charges of $0.4 million and $4.7 million in the first nine months of 2020 and 2019, respectively; (ii) divestiture related expenses of $0.2 million and $1.0 million in the first nine months of 2020 and 2019, respectively; (iii) a $4.4 million charge in the first nine months of 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation; and (iv) impairment reversals of $0.7 million and impairment charges of $9.0 million related to assets held for sale in the first nine months of 2020 and 2019, respectively.

The increase in operating income was primarily due to the same factors impacting the improvement in operating income in the third quarter of 2020 compared to the third quarter of 2019.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$60,986	$75,901	$(14,915)	(19.7)%
Gross profit	13,432	17,232	(3,800)	(22.1)%
Gross profit margin	22.0%	22.7%	N/A	(70)bp
Operating expenses	12,626	14,348	(1,722)	(12.0)%
Acquisition and divestiture expenses	—	67	(67)	(100.0)%
Restructuring and related charges	2,163	455	1,708	375.4%
Operating income (loss)	(1,357)	2,362	(3,719)	(157.5)%
Operating margin	(2.2)%	3.1%	N/A	(530)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$182,545	$217,996	$(35,451)	(16.3)%
Gross profit	36,460	46,797	(10,337)	(22.1)%
Gross profit margin	20.0%	21.5%	N/A	(150)bp
Operating expenses	40,101	43,832	(3,731)	(8.5)%
Impairment of assets held for sale	—	2,950	(2,950)	(100.0)%
Acquisition and divestiture expenses	—	125	(125)	(100.0)%
Restructuring and related charges	3,464	3,151	313	9.9%
Operating loss	(7,105)	(3,261)	(3,844)	117.9%
Operating margin	(3.9)%	(1.5)%	N/A	(240)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $14.9 million, or 19.7%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily due to decreased project activities across the segment due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices.

Revenues decreased $35.5 million, or 16.3%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease was primarily due to: (i) the impact of COVID-19 across the segment, as discussed above; (ii) decreased revenue in the current year from larger high margin projects in the Middle East coating services operation that were completed in the prior year; and (iii) decreased international revenues from our cathodic protection and industrial linings operations as we exit non-core operations as part of our restructuring efforts. Partially offsetting the decreases was increased project activity from our Middle East industrial linings operation.

Gross Profit and Gross Profit Margin

Gross profit decreased $3.8 million, or 22.1%, in the third quarter of 2020 compared to the third quarter of 2019. As part of our restructuring efforts, we recognized charges of $1.8 million in the third quarter of 2020, primarily related to inventory obsolescence at closed locations. Gross profit decreased primarily due to the lower revenues noted above.

Gross profit margin decreased 70 basis points to 22.0% in the third quarter of 2020 compared to 22.7% in the third quarter of 2019. This decrease was primarily due to: (i) a 300 basis point decline related to the restructuring charges noted above; and (ii) a decline in gross profit margin from our coating services operation due to COVID-19-related project delays in the Middle East and lower fixed cost coverage associated with lower revenues in North America. Partially offsetting these decreases were: (i) efficiencies and cost-cutting measures taken by our North American cathodic protection operations in response to the lower revenue environment and restructuring actions taken in the first quarter of 2020; (ii) improved margins in our U.S. industrial linings operation; and (iii) government wage subsidies, primarily benefiting our Canadian cathodic protection and industrial linings operations.

Gross profit decreased $10.3 million, or 22.1%, and gross profit margin declined 150 basis points in the first nine months of 2020 compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $2.0 million and $0.6 million in the first nine months of 2020 and 2019, respectively. Gross profit decreased primarily due to the lower revenues noted above and increased restructuring charges, partially offset by an increase in gross profit from our Middle East industrial linings operations. Gross profit margins decreased in the first nine months of 2020 compared to the first nine months of 2019 primarily due to lower margins generated from our coating services operation, most notably in the Middle East, as larger, higher margin projects were completed in the prior year and newer projects were delayed due to COVID-19. Partially offsetting this decrease were improvements noted in our U.S. cathodic protection operations and the positive impact of government subsidies in our Canadian cathodic protection and industrial linings operations.

Operating Expenses

Operating expenses decreased $1.7 million, or 12.0%, in the third quarter of 2020 compared to the third quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.5 million and $0.3 million in the third quarters of 2020 and 2019, respectively. Operating expenses decreased primarily due to: (i) savings from the suspension of employer retirement plan contributions, headcount reductions and other cost savings initiatives; (ii) government wage subsidies, primarily in Canada; and (iii) cost savings achieved in connection with restructuring actions in our cathodic protection operations in North America. Partially offsetting these decreases was an increase in restructuring charges in the third quarter of 2020 compared to the third quarter of 2019, noted above.

Operating expenses as a percentage of revenues were 20.7% in the third quarter of 2020 compared to 18.9% in the third quarter of 2019. The increase, as a percentage of revenues, was primarily driven by the lower revenues resulting from COVID-19 and reduced customer spending in the wake of reduced oil prices, as noted above.

Operating expenses decreased $3.7 million, or 8.5%, in the first nine months of 2020 compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $2.2 million and $0.6 million in the first nine months of 2020 and 2019, respectively. Operating expenses decreased mainly due to the same factors impacting the changes in operating expenses in the third quarter of 2020 compared to the third quarter of 2019. Operating expenses as a percentage of revenues were 22.0% in the first nine months of 2020 compared to 20.1% in the first nine months of 2019.

Operating Income (Loss) and Operating Margin

Operating income (loss) decreased $3.7 million to a loss of $1.4 million in the third quarter of 2020 compared to income of $2.4 million in the third quarter of 2019. Operating margin declined to (2.2)% in the third quarter of 2020 compared to 3.1% in the third quarter of 2019. Included in operating income (loss) were: (i) restructuring charges of $4.5 million and $0.8 million in the third quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) divestiture expenses of $0.1 million related to assets held for sale in the third quarter of 2019.

The decrease in operating income was primarily due to: (i) lower revenues and related gross profit resulting from COVID-19 and reduced oil prices; and (ii) higher restructuring charges in the third quarter of 2020 compared to the third quarter of 2019. These decreases were offset by (i) efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in the first quarter of 2020; (ii) lower operating expenses in connection with reduced employer retirement plan contributions, headcount reductions and other actions; and (iii) government wage subsidies, primarily benefiting our Canadian cathodic protection and industrial linings operations.

Operating loss increased $3.8 million to a loss of $7.1 million in the first nine months of 2020 compared to a loss of $3.3 million in the first nine months of 2019. Operating margin declined to (3.9)% in the first nine months of 2020 compared to (1.5)% in the first nine months of 2019. Included in operating loss were (i) restructuring charges of $7.6 million and $4.3 million in the first nine months of 2020 and 2019, respectively; (ii) divestiture related expenses of $0.1 million in the first nine months of 2019; and (iii) impairment charges of $2.9 million in the first nine months of 2019 related to assets held for sale.

The decreases in operating income and operating margin were primarily the result of: (i) lower revenues and related gross profit resulting from COVID-19 and reduced oil prices; (ii) lower revenues and related gross profit generated from our coating service operation in the Middle East, as larger, higher margin projects were completed in the prior year and newer projects were delayed due to COVID-19; and (iii) higher restructuring charges in the first nine months of 2020 compared to the same period in 2019. These decreases were partially offset by (i) impairment charges related to assets held for sale recorded in the first nine months of 2019; (ii) increased revenues and improved operational performance from the Middle East industrial linings operations; (iii) improvements noted in our U.S. cathodic protection operations; (iv) lower operating expenses in connection with reduced employer retirement plan contributions, headcount reductions and other actions; and (v) the impact of government wage subsidies noted in the third quarter discussion above.

Energy Services Segment

Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$62,796	$76,801	$(14,005)	(18.2)%
Gross profit	5,470	9,991	(4,521)	(45.3)%
Gross profit margin	8.7%	13.0%	N/A	(430)bp
Operating expenses	7,483	7,660	(177)	(2.3)%
Goodwill impairment	39,430	—	39,430	N/M
Restructuring and related charges	258	74	184	248.6%
Operating income (loss)	(41,701)	2,257	(43,958)	(1947.6)%
Operating margin	(66.4)%	2.9%	N/A	(6930)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$205,993	$243,368	$(37,375)	(15.4)%
Gross profit	18,864	30,701	(11,837)	(38.6)%
Gross profit margin	9.2%	12.6%	N/A	(340)bp
Operating expenses	22,034	23,108	(1,074)	(4.6)%
Goodwill impairment	40,688	—	40,688	N/M
Definite-lived intangible asset impairment	957	—	957	N/M
Restructuring and related charges	423	114	309	271.1%
Operating income (loss)	(45,238)	7,479	(52,717)	(704.9)%
Operating margin	(22.0)%	3.1%	N/A	(2510)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

Revenues

Revenues decreased $14.0 million, or 18.2%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease was due to a decline in maintenance service activities as a result of COVID-19 and its impact on the oil refining markets, particularly on the West Coast of the United States.

Revenues decreased $37.4 million, or 15.4%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease was due primarily to a decline in maintenance service and construction activities, partially offset by higher turnaround service activities in the first nine months of 2020.

Gross Profit and Gross Profit Margin

Gross profit decreased $4.5 million, or 45.3%, in the third quarter of 2020 compared to the third quarter of 2019 and gross profit margin declined 430 basis points in the third quarter of 2020 compared to the third quarter of 2019. The decrease in gross profit was due to decreased revenues and associated gross profits from maintenance service noted above. The decline in gross profit margin was primarily due to: (i) temporary three- to six-month price concessions granted to help refinery customers as a result of reduced demand due to COVID-19; and (ii) lower labor hours resulting in an unfavorable fixed cost absorption.

Gross profit decreased $11.8 million, or 38.6%, and gross profit margin declined 340 basis points in the first nine months of 2020 compared to the first nine months of 2019. The decreases in gross profit and gross profit margin were primarily due to the same factors impacting the changes in gross profit and gross profit margin in the third quarter of 2020 compared to the third quarter of 2019 .

Operating Expenses

Operating expenses in the third quarter of 2020 declined $0.2 million to $7.5 million compared to $7.7 million in the third quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.6 million and $0.1 million in the third quarters of 2020 and 2019, respectively. Operating expenses decreased primarily due to: (i) savings from the suspension of employer retirement plan contributions, headcount reductions and other cost savings initiatives; and (ii) lower activity across the segment in response to lower revenues. These decreases were partially offset by the increased restructuring charges recorded in the third quarter of 2020, noted above. Operating expenses as a percentage of revenues were 11.9% in the third quarter of 2020 compared to 10.0% in the third quarter of 2019. The increase, as a percentage of revenues, was primarily driven by the lower revenues resulting from COVID-19 and its impact on the oil refining markets, as noted above.

Operating expenses in the first nine months of 2020 decreased $1.1 million, or 4.6%, compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $1.8 million and $0.1 million in the first nine months of 2020 and 2019, respectively. The decrease in operating expenses was primarily due to the same factors impacting the changes in operating expenses in the third quarter of 2020 compared to the third quarter of 2019. Operating expenses as a percentage of revenues were 10.7% in the first nine months of 2020 compared to 9.5% in the first nine months of 2019.

Operating Income (Loss) and Operating Margin

Operating income (loss) decreased $44.0 million to a loss of $41.7 million in the third quarter of 2020 compared to income of $2.3 million in the third quarter of 2019. Included in operating income (loss) were: (i) restructuring charges of $0.9 million and $0.1 million in the third quarters of 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, early contract termination costs, fixed asset disposals and other related restructuring costs; and (ii) goodwill impairment charges of $39.4 million in the third quarter of 2020. Operating income (loss) decreased primarily due to: (i) restructuring and impairment charges recorded in the third quarter of 2020, noted above; and (ii) a decline in maintenance service activities as a result of COVID-19 and its impact on the oil refining markets, particularly on the West Coast of the United States. These decreases were partially offset by lower operating expenses in the third quarter of 2020 in connection with reduced employer retirement plan contributions, headcount reductions and other actions.

Operating income (loss) decreased $52.7 million to a loss of $45.2 million in the first nine months of 2020 compared to income of $7.5 million in the first nine months of 2019. Included in operating income (loss) were: (i) restructuring charges of $2.2 million in the first nine months of 2020 related to employee severance, retention, extension of benefits, employee assistance programs, early contract termination costs, fixed asset disposals, reserves for potentially uncollectible receivables and other related restructuring costs; (ii) goodwill impairment charges of $40.7 million in the first nine months of 2020; and (iii) definite-lived intangible asset impairment charges of $1.0 million in the first nine months of 2020. Operating income (loss) decreased in the first nine months of 2020 compared to the same period in the prior year primarily due to restructuring and impairment charges and the impact of COVID-19 as discussed above, partially offset by lower operating expenses in connection with reduced employer retirement plan contributions, headcount reductions and other actions.

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Quarter Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	6,997	6,657	340	5.1%
Acquisition and divestiture expenses	679	1,273	(594)	(46.7)%
Restructuring and related charges	3	416	(413)	N/M
Operating loss	(7,679)	(8,346)	667	(8.0)%
Operating margin	N/A	N/A	N/A	N/A

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	20,470	20,941	(471)	(2.2)%
Acquisition and divestiture expenses	2,025	1,631	394	24.2%
Restructuring and related charges	335	523	(188)	(35.9)%
Operating loss	(22,830)	(23,095)	265	(1.1)%
Operating margin	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

“N/M” represents not meaningful.

Operating Expenses

Operating expenses increased $0.3 million, or 5.1%, in the third quarter of 2020 compared to the third quarter of 2019. As part of our restructuring efforts, we recognized charges of $0.5 million and $0.7 million in the third quarters of 2020 and 2019, respectively. Operating expenses increased primarily due to increased equity-based compensation in the third quarter of 2020 for certain salaried employees that was deferred from the second quarter 2020, partially offset by savings from the suspension of employer retirement plan contributions and other cost savings initiatives. Corporate operating expenses as a percentage of consolidated revenues were 2.5% in the third quarter of 2020 compared to 2.2% in the third quarter of 2019.

Operating expenses in the first nine months of 2020 decreased $0.5 million, or 2.2% compared to the first nine months of 2019. As part of our restructuring efforts, we recognized charges of $1.7 million and $1.9 million in the first nine months of 2020 and 2019, respectively. Operating expenses decreased mainly due to: (i) savings from the suspension of employer retirement plan contributions, headcount reductions and other cost savings initiatives; and (ii) lower activity across the business in response to lower revenues. Partially offsetting these decreases was $0.4 million in earnout consideration reversed in the first nine months of 2019. Corporate operating expenses as a percentage of consolidated revenues were 2.5% in the first nine months of 2020 compared to 2.3% in the first nine months of 2019.

Other Income (Expense)

Interest Income and Expense

Interest income decreased an immaterial amount in the third quarter of 2020 compared to the prior year quarter. Interest expense increased $0.8 million, or 24.4%, in the third quarter of 2020 compared to the prior year quarter primarily due to higher borrowing costs under our amended Credit Facility due to an increase in interest rates. Partially offsetting this increase were reduced loan principal balances during the third quarter of 2020 compared to the third quarter of 2019.

Interest income decreased $0.1 million in the first nine months of 2020 compared to the prior year period primarily due to decreased interest rates. Interest expense increased $1.6 million, or 14.8%, in the first nine months of 2020 compared to the same period in the prior year primarily due to the same factors impacting the changes in interest expense in the third quarter of 2020 compared to the third quarter of 2019. Additionally, we recorded expenses of $0.7 million during the first nine months of 2020 related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs.

Other (Income) Expense

Other income was $0.2 million and other expense was $5.2 million in the quarters ended September 30, 2020 and 2019, respectively. As part of our restructuring efforts, we recognized gains of $1.5 million and charges of $5.3 million in the third quarters of 2020 and 2019, respectively, related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals. Additionally, we recorded a $0.6 million loss on the divestiture of Insituform Australia in the third quarter of 2020. The remaining amounts primarily consisted of net foreign currency transaction losses of $0.7 million in the third quarter of 2020 and net foreign currency transaction gains of $0.1 million in the third quarter of 2019.

Other income was $1.6 million and other expense was $6.9 million in the nine months ended September 30, 2020 and 2019, respectively. As part of our restructuring efforts, we recognized gains of $1.8 million and charges of $6.5 million in the first nine months of 2020 and 2019, respectively, related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals. Additionally, we recorded net gains of $0.1 million related to the sale of our our CIPP contracting businesses in Australia and Spain in the first nine months of 2020. The remaining amounts primarily consisted of net foreign currency transaction losses of $0.2 million and $0.5 million in the first nine months of 2020 and 2019, respectively.

Taxes on Income (Loss)

The tax benefit on a pre-tax loss in the third quarter of 2020 was $3.1 million compared to a tax benefit of $0.1 million on pre-tax income in the third quarter of 2019. Our effective tax rate was a benefit of 10.1% in the quarter ended September 30, 2020 compared to a benefit of 1.8% in the quarter ended September 30, 2019. The effective rate for the third quarter of 2020 was negatively impacted by: (i) valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized; and (ii) valuation allowances related to goodwill impairments. During the third quarter of 2019, the effective rate was positively impacted by a $1.7 million return-to-provision true-up primarily related to foreign tax credits applied to the mandatory deemed repatriation from the Tax Cuts and Jobs Act (“TCJA”). This adjustment provided a 27.0% benefit to the effective tax rate during the third quarter of 2019. Partially offsetting this were negative impacts from: (i) significant pre-tax charges related to the release of cumulative currency translation adjustments, which were not deductible for tax purposes; and (ii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized.

The tax benefit on a pre-tax loss in the first nine months of 2020 was $1.8 million compared to tax expense of $3.4 million on a pre-tax loss in the first nine months of 2019. Our effective tax rate was 6.5% in the nine months ended September 30, 2020 compared to an expense of 143.3% on a pre-tax loss in the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was impacted by the same factors impacting the effective tax rate in the third quarter of 2020. The effective tax rate for the nine months ended September 30, 2019 was negatively impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and the release of cumulative currency translation adjustments, which were not deductible for tax purposes; (ii) a $2.1 million charge for foreign withholding taxes on the repatriation of foreign earnings; and (iii) valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. Partially offsetting the negative factors was the $1.7 million of return-to-provision true-ups noted in the quarterly discussion above.

Non-controlling Interests

Income attributable to non-controlling interests was $0.6 million and $0.3 million in the quarters ended September 30, 2020 and 2019, respectively. In the third quarter of 2020, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia. In the third quarter of 2019, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint ventures in Saudi Arabia.

Income attributable to non-controlling interests was $1.0 million and $0.5 million in the first nine months of 2020 and 2019, respectively. and due to the same factors impacting non-controlling interests in the third quarters of 2020 and 2019 noted above.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash is operating activities, which include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At September 30, 2020, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

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

During the first nine months of 2020, capital expenditures were primarily used to support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East. For 2020, we anticipate that we will spend between $15 million and $20 million for capital expenditures, which is below prior year levels and in response to cash preservation measures we have taken in the wake of COVID-19.

Repurchases of Aegion’s common stock, including both open market repurchases and those in connection with equity compensation programs for employees, totaled 273,877 shares, or $5.3 million, in the first nine months of 2020. Shares repurchased in the open market are done so in accordance with applicable regulatory requirements and subject to cash availability, market conditions and other factors. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In March 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Upon reinstatement of the open market share repurchase plan, our board of directors has authorized the open market repurchase of up to 2,327,161 shares; however the authorization is limited on an annual basis by our amended senior secured credit facility. See Note 9 to the consolidated financial statements contained in this Report for additional information regarding our stock repurchase plans.

As part of our Restructuring, we utilized cash of $14.0 million during the first nine months of 2020 and $51.1 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. Cumulatively, we have incurred both cash and non-cash charges of $184.7 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect to incur additional cash charges related to this program of approximately $2 million. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

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

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$79,379	$31,651
Net cash used in investing activities	(10,757)	(20,414)
Net cash used in financing activities	(57,649)	(40,557)
Effect of exchange rate changes on cash	(451)	(970)
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	$10,522	$(30,290)

Cash Flows from Operating Activities

Cash flows from operating activities provided $79.4 million in the first nine months of 2020 compared to $31.7 million provided in the first nine months of 2019. The increase in operating cash flow from the prior year period was primarily due to improved working capital management as we provided $20.3 million of cash during the first nine months of 2020 compared to $12.3 million used in the first nine months of 2019. Partially offsetting this positive variance was lower operating income during the first nine months of 2020 as compared to the first nine months of 2019, exclusive of significant non-cash charges in both periods. Cash flows during the first nine months of 2020 and 2019 were negatively impacted by $14.0 million and $9.7 million, respectively, in cash payments related to our restructuring activities, but positively impacted by $7.9 million of deferred payments in the first nine months of 2020 related to the timing of employer payroll taxes as permitted by the CARES Act.

Cash Flows from Investing Activities

Cash flows from investing activities used $10.8 million during the first nine months of 2020 compared to $20.4 million used during the first nine months of 2019. We used $15.2 million in cash for capital expenditures in the first nine months of 2020 compared to $21.4 million in the first nine months of 2019. In the first nine months of 2020 and 2019, $0.7 and $0.9 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first nine months of 2020 and 2019 were partially offset by $1.1 million and $1.3 million, respectively, in proceeds received from asset disposals. During the first nine months of 2020, we received $3.4 million from the divestitures of the CIPP contracting operations in Australia and Spain.

Cash Flows from Financing Activities

Cash flows from financing activities used $57.6 million during the first nine months of 2020 compared to $40.6 million used in the first nine months of 2019. During the first nine months of 2020 and 2019, we used net cash of $5.3 million and $27.2 million to repurchase 273,877 and 1,585,731 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report. During the first nine months of 2020, we had net repayments of $24.0 million on our line of credit. Additionally, during the first nine months of 2020, we used cash of $26.3 million to pay down the principal balance of our term loan and used cash of $2.0 million to amend our credit facility, as discussed in Note 8 to the consolidated financial statements contained in this report. During the first nine months of 2019, we had net borrowings of $8.0 million on our line of credit and we used cash of $19.7 million to pay down the principal balance of our term loan.

Financial Condition

The following table presents our capitalization (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$75,758	$64,874
Restricted cash	986	1,348
Total long-term debt	225,425	276,432
Total equity	407,695	435,093
Total capitalization (debt plus equity)	633,120	711,525
Debt to total capitalization	36%	39%

Cash and Cash Equivalents

At September 30, 2020, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $17.4 million, or 23.0%, of our cash was denominated in currencies other than the United States dollar as of September 30, 2020. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Certain provisions within the Tax Cuts and Jobs Act (the “TCJA”) effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income that are not taxed at a minimum level. At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at September 30, 2020.

Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe.

Long-Term Debt

In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018 and April 2020, we amended this facility (the “amended Credit Facility”). At September 30, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $245.0 million term loan facility, each with a maturity date in February 2023.

Due to the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic, we amended our current credit facility on April 29, 2020 to provide additional liquidity and to ensure ongoing debt covenant compliance with the amended ratios. The amended Credit Facility now includes more flexible financial covenants and allows for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on our open market share repurchase program and repurchases of common stock in connection with our equity compensation programs for employees.

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

Our indebtedness at September 30, 2020 consisted of $227.5 million outstanding from the term loan under the amended Credit Facility. Additionally, we had $0.7 million of debt held by our joint ventures (representing funds loaned by our joint venture partners).

As of  September 30, 2020, we had $31.6 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $11.2 million was collateral for the benefit of certain of our insurance carriers and $20.4 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

In October 2015, we entered into an interest rate swap agreement for a notional amount of $262.5 million, which expired in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of our $350.0 million term loan drawn from the original Credit Facility. The swap required us to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provided for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $262.5 million notional amount. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of our term loan from the Credit Facility. This interest rate swap was used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and was accounted for as a cash flow hedge.

In March 2018, we entered into an interest rate swap forward agreement that began in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires us to make a monthly fixed rate payment of 2.937% calculated on the $170.6 million amortizing notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of our term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at September 30, 2020 and expect continued compliance for the next twelve months.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. At September 30, 2020, we had the capacity to borrow up to $143.4 million of additional debt under our amended Credit Facility.

See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our long-term debt.

COVID-19 Considerations

In March 2020, the CARES Act was signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the nine months ended September 30, 2020. However, we have deferred payments of $7.9 million as of September 30, 2020 related to the timing of employer payroll taxes and a $0.4 million tax benefit related to the carryback of the 2019 U.S. net operating loss, as permitted by the CARES Act.

Due to the continued developing impacts and uncertainties of the COVID-19 pandemic, including the depth and duration of any disruptions to customers and suppliers, its future effect on the Company’s business, results of operations and financial condition cannot be predicted. While management is unable to accurately foresee these future impacts, the Company believes that its financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments and lower operating cash flows for at least the fourth quarter of 2020. Because the COVID-19 pandemic is an evolving situation, management will continue to monitor the business impact and may take further actions that are deemed appropriate in light of the circumstances.

Disclosure of Contractual Obligations and Commercial Commitments

There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 11 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

Critical Accounting Policies

Goodwill

We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During the third quarter of 2020, as a result of a market assessment of our Energy Services reporting unit stemming from prolonged uncertainty in the refinery industry on the United States West Coast, we recorded a pre-tax, non-cash goodwill impairment charge of $39.4 million ($34.3 million post-tax) related to the Energy Services reporting unit (see Note 2 to the consolidated financial statements contained in this report).

During the third quarter of 2020, our stock price experienced high volatility and caused a temporary decline in our enterprise market capitalization below book value. At September 30, 2020, however, our enterprise market capitalization of approximately $434.8 million was greater than our reported book value of $407.7 million. We determined that no other triggering events occurred based on: (i) the temporary decline and subsequent improvement in our stock price; (ii) the business results that we reported for the third quarter of 2020; and (iii) the impacts of COVID-19 and depressed oil prices on trading markets worldwide and analyst indications that improvements are expected. If a decrease in our stock price and market capitalization continues over a sustained period, there could be a risk of future impairment charges.

Our annual goodwill impairment assessment date is October 1, 2020. During that analysis, we will determine the fair value of all our reporting units and compare such fair value to the carrying value of those reporting units to determine if there are any indications of goodwill impairment. We continue to monitor the impact COVID-19 is having on the oil and gas and construction industries as well as extended stay-at-home orders and economic downturns in certain of our international operations. In the event conditions impacting our reporting units worsen or extend for a prolonged period beyond our current expectations, there could be risk of future impairment charges. Reporting units impacted by COVID-19, with varying degrees, include Corrpro, United Pipeline Systems, Coating Services, Energy Services and Fyfe. Total goodwill recorded for these reporting units was $48.4 million at September 30, 2020.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2020 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2020 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At September 30, 2020, the estimated fair value of our long-term debt was approximately $230.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2020 would result in a $0.6 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2020, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $1.7 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2020, there were no material foreign currency hedge instruments outstanding. See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020 (1) (2)	33,028	$22.02	31,221	2,476,431
February 2020 (1) (2)	108,231	22.52	31,161	2,445,270
March 2020 (1) (2)	119,361	15.76	118,109	2,327,161
April 2020 (2)	965	15.10	—	2,327,161
May 2020 (2)	786	14.74	—	2,327,161
June 2020 (2)	1,857	15.56	—	2,327,161
July 2020 (2)	7,631	15.87	—	2,327,161
August 2020	—	—	—	2,327,161
September 2020 (2)	2,018	15.00	—	2,327,161
Total	273,877	$19.18	180,491	(1)

(1)

In December 2019, our board of directors authorized the open market repurchase of up to an additional two million shares of our common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of September 30, 2020, 327,161 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more 10b5-1 plans and promptly retired. In March 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Upon reinstatement of the 10b5-1 plan, the prior authorizations of the board of directors remain in effect as the program did not establish a time period in which the repurchases had to be made. Effective April 29, 2020, in connection with amendments to our senior secured credit facility, open market repurchases of our common stock are limited through June 30, 2021 to: (i) unlimited if our consolidated financial leverage ratio is less than 2.50 to 1.00; (ii) $20.0 million while our consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00, but less than 3.00 to 1.00; and (iii) zero while our consolidated financial leverage ratio is greater than or equal to 3.00 to 1.00.

(2)

In connection with approval of our senior secured credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock, restricted stock units or performance units issued to employees. For the nine months ended September 30, 2020, 93,386 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retired the shares. Effective April 29, 2020, in connection with amendments to our senior secured credit facility, purchases of our common stock in connection with our equity compensation programs are limited to $5.0 million through June 30, 2021.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Amended and Restated Management Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the quarterly report filed on Form 10-Q for the quarter ended June 30, 2020). (1)

10.2	Fourth Amendment to 2016 Employee Equity Incentive Plan of the Company, filed herewith. (1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: October 30, 2020	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)