Form 10-K
period 2020-12-31
Aegion Corp
filed 2021-03-10
CIK 353020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

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

Securities registered pursuant to Section 12(g) of the Act: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020: $478,089,812.

There were 30,740,140 shares of Class A common stock, $.01 par value per share, outstanding at March 3, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Note About Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2020 (this “Report”) that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections, are subject to risks, uncertainties and assumptions that are difficult to predict and are not guarantees of future events or results or statements of historical fact. Forward-looking statements include statements concerning business strategy, plans and prospects, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statement by forward-looking words, such as  “estimate,” “expect,” “anticipate,” “project,” plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,”  the negative or plural of these words and other comparable terminology. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Report, and in our subsequently filed documents, and, in particular, the impact of the current COVID-19 virus outbreak and the evolving response thereto both on the Company generally and on the other risks described therein, and the following factors:

•	the risk that the Merger (as defined below) may not be consummated in a timely manner, if at all, including (i) due to breach by any party to the Merger Agreement (as defined below); (ii) due to the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement giving any party the right to collect damages (limited to a termination fee and reimbursement obligations); (iii) due to a material adverse effect; (iv) the failure of a condition to the Merger to be satisfied or waived; and (v) in circumstances in which specific performance to force the closing of the Merger is not available;
•	the risk that the Merger Agreement may be terminated in circumstances that require the Company to pay Parent (as defined below) a termination fee of $30,000,000;
•	risks related to the diversion of management’s attention from the Company’s ongoing business operations;
•	the effect of the announcement or pendency of the Merger may have on the Company’s business relationships (including, without limitation, customers and suppliers), operating results and business generally;
•	risks that conditions to the consummation of the Merger are not satisfied, including, without limitation, the receipt of approval from the Company’s stockholders;
•	the effect of limitations that the Merger Agreement places on our ability to operate our business, return capital to stockholders or engage in an alternate transaction;
•	the conditions of the capital markets during the period covered by the forward-looking statements;
•	risks that the proposed Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;
•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;
•	risk that our stock price may decline significantly if the Merger is not completed;
•	risks related to other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development;
•	the scope and duration of the COVID-19 (coronavirus) pandemic and actions taken by governmental authorities to contain the spread of the virus;
•	the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others; and
•	that Company stockholders would forgo the opportunity to realize the potential long-term value of the successful execution of the Company’s current strategy as an independent company if the Merger is consummated.

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

Additional Information and Where to Find It

This Report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. This communication may be deemed to be solicitation material in respect of the proposed merger between Merger Sub and the Company. In connection with the Merger, the Company plans to file a proxy statement with the SEC. STOCKHOLDERS OF THE COMPANY ARE URGED TO READ THE PROXY STATEMENT (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO AND ANY DOCUMENTS INCORPORATED BY REFERENCE THEREIN) AND OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE MERGER THAT THE COMPANY WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER AND THE PARTIES TO THE MERGER. Stockholders and investors will be able to obtain free copies of the proxy statement and other relevant materials (when they become available) and other documents filed by the Company at the SEC’s website at www.sec.gov. Copies of the proxy statement (when they become available) and the filings that will be incorporated by reference therein may also be obtained, without charge, by contacting the Company’s Investor Relations at kcason@aegion.com or 1.800.325.1159.

Participants in Solicitation

The Company and its directors, executive officers and certain employees, may be deemed, under SEC rules, to be participants in the solicitation of proxies in respect of the Merger. Information regarding the Company’s directors and executive officers is available in Part III of this Report. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement and other relevant materials to be filed with the SEC (when they become available). These documents can be obtained free of charge from the sources indicated above.

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

Overview

Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen pipelines and other infrastructure around the world. For 50 years, we have played a pioneering role in finding transformational solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. We also maintain the efficient operation of refineries and other industrial facilities and provide innovative solutions for the strengthening and increased longevity of buildings, bridges and other structures. We are committed to keeping infrastructure working better, safer and longer for customers and communities around the world. We believe the depth and breadth of our products and services make us a leading provider for the world’s infrastructure rehabilitation and protection needs.

Our Company premise is to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly pipelines and piping systems. We have proved this expertise can be applied in a variety of markets to protect pipelines in oil, gas, nuclear, power, utility, mining, industrial, wastewater and water applications and can be extended to the rehabilitation and maintenance of commercial structures and the provision of professional services in refineries. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is wide-ranging. We have a long history of product development and intellectual property management. We manufacture many of the engineered solutions we offer to customers as well as the specialized equipment required to install them. In addition, decades of experience give us an advantage in understanding municipal, utility, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies in our core end markets.

We originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating wastewater pipelines and has enabled municipalities and private industry to avoid the extraordinary expense, environmental impact and extreme disruption that can result from conventional dig-and-replace methods. We have maintained our leadership position in the CIPP market from manufacturing to technological innovations and market share for 50 years.

We embarked on a diversification strategy in 2009 to expand not only our geographic reach but also our product and service portfolio into the oil and gas markets. Through a series of strategic initiatives and acquisitions, we built up a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure, protecting new infrastructure from corrosion and other threats, and providing integrated professional services in engineering, procurement, construction, maintenance and turnaround services for oil and natural gas companies, primarily in the midstream and downstream markets. Over the last six years, we have taken a number of actions to position our operations in markets with favorable scale and earnings profiles and reduce our footprint in markets where growth opportunities were limited, uneven, or better served by a different business model. Further, as announced in December 2020, our Board of Directors approved the divestiture of our Energy Services segment, which reflects an advancement of our strategy to preserve and grow, through innovation and new product offerings, our industry leadership in our core business of the rehabilitation of pipelines with a focus on the water and wastewater markets. The operating results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019 and 2018. Additionally, the relevant asset and liability balances of Energy Services are presented as held for sale at December 31, 2020 and 2019.

Pending Merger

On February 16, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carter Intermediate, Inc. (“Parent”) and Carter Acquisition, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds affiliated with New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York (together with Parent and Merger Sub, “New Mountain”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). If the Merger closes, our stockholders would receive $26.00 in cash for each share of Class A common stock, par value $0.01 per share, they hold on the Merger closing date. If the Merger is completed, our common stock will be de-listed from the Nasdaq and de-registered under the Securities Exchange Act of 1934, as amended, and we will become a private company. The Merger is expected to close in the second quarter of 2021, subject to customary closing conditions, including, among other things, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and approval of our stockholders.

Our Segments

We have two operating segments that are also our reportable segments: Infrastructure Solutions and Corrosion Protection. Our operating segments correspond to our management organizational structure. Each operating segment has leadership that reports to our chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each segment are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. In December 2020, our board of directors approved a plan to sell our Energy Services operating segment. As a result, the operating results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019 and 2018. See Notes 6 and 14 to the consolidated financial statements contained in this Report for further discussion.

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

Corrosion Protection – Corrosion Protection is positioned to capture the benefits of oil and natural gas pipeline infrastructure developments across North America and internationally, as producers and midstream pipeline companies transport their product from onshore and offshore oil and gas fields to regional demand centers. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the global transmission and distribution network, especially in the oil and gas markets. The segment has a broad portfolio of technologies, products and services to protect, maintain, rehabilitate, assess and monitor pipelines from the effects of corrosion, including cathodic protection, interior pipe linings, interior and exterior pipe and weld coatings and inspection and repair capabilities, as well as an increasing offering of asset integrity management data storage and analytics capabilities related to these services.

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

Municipal Pipeline Rehabilitation – The fundamental driver in the global municipal pipeline rehabilitation market is the growing gap between the need and current spend. While we do not expect the spending gap to close any time soon, the increasing need for pipeline rehabilitation supports a long-term sustainable market for the technologies and services offered by our Infrastructure Solutions segment. A Bluefield research forecast estimates that in the U.S. alone, more than $230 billion of capital expenditures are forecasted over the next decade to address water and wastewater pipeline infrastructure, where the national average age of water and wastewater pipeline has climbed to 45 years. Rehabilitation of existing pipes is expected to be the fastest growing spend category, and with installation costs including labor and paving making up a significant percentage of overall capex, municipalities will continue to look for trenchless solutions in lieu of more expensive and socially disruptive dig-and-replace alternatives.

We are committed to maintaining our market leadership position in the trenchless rehabilitation of wastewater pipelines in North America using our CIPP technology, the largest contributor to Aegion’s consolidated revenues. We have a diverse portfolio of trenchless technologies to rehabilitate aging and damaged municipal pipelines. We are also focused on growing our presence in the rehabilitation of pressure pipelines (i.e., water pipelines). It is estimated that water loss at U.S. utilities averages 15% annually with some municipalities losing more than half of all water pumped and treated for distribution to customers. Our pressure pipe portfolio includes Fusible PVC®, InsituMain® CIPP, Tyfo® fiber-reinforced polymer (“FRP”) and Tite Liner® high-density polyethylene (“HDPE”) systems. As part of our pressure pipe strategy, we have continued to invest in the development of a mechanical services reinstatement for pressure pipe lateral connections. We believe this new technology will allow Aegion to become a leading provider in the North American pressure pipe rehabilitation market and are focused on commercializing this offering more broadly to customers in 2021. While the majority of our CIPP liner installations use felt tube cured by steam or hot water, we have been focused in the last couple of years on expanding our capabilities to offer fiberglass reinforced tube and felt tube that uses an ultraviolet (UV) curing process, which gives us a broader offering to meet the ever changing needs of our customer base. We also are continuing to grow our third-party product sales, both domestically and internationally, which allows us to leverage our strong manufacturing footprint in the U.S. and Europe with a lower risk and higher margin operating model in certain geographies as a global technology provider. Our international strategy is to use a blend of third-party product sales as well as FRP contract installation operations in select markets.

Pipeline Integrity and Corrosion Management – The oil and gas sector has been impacted by the COVID-19 pandemic as decreased economic and travel activity has led to reduced global demand. However, recent Energy Information Industry data shows an increase in demand and limited increases in production as regions recover from COVID-19.  North America midstream operators will continue to evaluate new opportunities to expand existing networks, build greenfield pipelines and ensure existing infrastructure is operating as safely and efficiently as possible. Aegion is well positioned to serve our markets with a broad suite of offerings, providing pipeline protection through interior pipe linings, interior and exterior pipe weld coatings and insulation as well as best-in-class cathodic protection systems that inhibit exterior pipeline corrosion.

There are over one million miles of regulated pipelines in North America, which remain the safest and most cost-effective mode of oil and gas transmission. Within our Corrosion Protection segment, the design and installation of cathodic protection systems to help prevent pipeline corrosion have historically represented a large portion of the revenues and profits for the segment. We also provide inspection services to monitor these systems and detect early signs of corrosion. Our asset integrity digital data collection and analysis tool increases the efficiency and accuracy of pipeline corrosion assessment data we collect as well as upgrades how we share this valuable information with customers. This offering allows us to improve customer regulatory compliance by providing critical real-time monitoring and assessment of external corrosion threats to help guide decision making for pipeline operators as part of their asset integrity management programs.

The outlook in the Middle East for our products and services remains strong as well. Strong product acceptance for our industrial linings and coatings applications, along with our solid track record of operating safely in the region for more than a decade, positions us well to capture growth opportunities arising from this multi-year development pipeline.

Our Products and Services

Today our diverse portfolio of full-service solutions includes:

Rehabilitation of Water and Wastewater Pipelines with CIPP Products – Through our Infrastructure Solutions segment, we offer manufacturing and installation of cost-effective solutions to remediate operational, health, regulatory and environmental problems resulting from aging and defective water and wastewater pipelines. Our Insituform® CIPP product is a trenchless, jointless, seamless pipe-within-a-pipe solution used to rehabilitate pipes in various diameters. Our Insituform® CIPP process provides a more affordable alternative to dig-and-replace methods and is a less disruptive and more environmentally friendly method for pipe repairs. We have maintained our leadership position in the CIPP market through our ISO 9001:2015 certified manufacturing facilities and technological innovations for 50 years. Our Insituform® portfolio of products and services are utilized worldwide.

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

Restructuring Activities

In 2017, our board of directors approved the Restructuring, a comprehensive global realignment and restructuring plan. As part of the Restructuring, we announced plans to: (i) divest our pipe coating and insulation businesses in Louisiana, The Bayou Companies, LLC and Bayou Wasco Insulation, LLC (collectively “Bayou”); (ii) exit all non-pipe related contract applications for the Tyfo® system in North America; (iii) right-size the cathodic protection services operation in Canada and the CIPP businesses in Australia and Denmark; and (iv) reduce corporate and other operating costs.

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

We completed the divestitures of Bayou and the Denmark CIPP business in 2018. We also completed the divestitures of the Netherlands CIPP business and Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. We completed the divestitures of CIPP operations in Australia and Spain in early 2020. Remaining shutdown activities include our Corrosion Protection business in Argentina, which is expected to be completed in 2021. Additionally, the exit of our cathodic protection installation activities in the Middle East and our Tite Liner and CIPP joint venture in South Africa are substantially complete, though we expect minimal wind-down activities will extend through the first half of 2021 related to a small number of projects remaining in backlog and other wind-down activities. The sale of the Northern Ireland contracting operation was temporarily suspended, but management expects to recommence the sale process during the second half of 2021.

As part of efforts to optimize our cathodic protection operations in North America, management initiated plans during 2019 to further downsize operations in the U.S., including the closure of three branch offices and the exit of capital intensive drilling activities at four branch offices. These actions included a reduction of approximately 20% of the cathodic protection domestic workforce and an exit of drilling activities that contributed approximately 20% to our cathodic protection domestic revenues in 2019. We expect these actions to improve our cathodic protection cost structure in the U.S., eliminate unprofitable results in certain parts of the business and reduce consolidated annual expenses for the business overall. Also during 2019, we reduced corporate headcount and took other actions to reduce corporate costs.

Although not part of the original outlined restructuring plan, during 2020, management executed additional headcount reductions and office closings across the Company related to business slowdowns and to balance the effects of COVID-19. We also implemented further actions at our cathodic protection operations in North America to reduce our exposure to construction activities, including additional headcount reductions and office closures. Additionally, we dissolved our specialty turnaround services business, P2S ServTech, LLC (“P2S”), which is reported within discontinued operations.

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

Our Tyfo® Fibrwrap® system is a series of high-strength, light-weight fiber reinforced polymers used to strengthen structures, including columns, walls, slabs, beams and large diameter pressure pipelines. Beyond general strengthening of pipelines and structures, the Tyfo® Fibrwrap® system also has applications in blast mitigation and seismic retrofits.

See “Patents and Proprietary Technologies” below for more information concerning certain of these technologies.

Corrosion Protection

Our Tite Liner® system is a method of lining new and existing pipe with a corrosion and abrasion resistant thermoplastic pipe.

Our Safetyliner® product is a grooved thermoplastic liner that is installed in an industrial pipeline using the Tite Liner® process. The Safetyliner® liner is normally used in natural gas or CO2 pipelines to allow the release of gas that permeates the thermoplastic liner. If gas is allowed to build in the annular space under normal operating conditions, the line can be susceptible to collapse upon sudden changes in operating pressures. The Safetyliner® liner also has been used in pipelines as a leak detection system and for dual containment in mine water pipelines.

Our rotational lining process or "rotolining" bonds a uniform, seamless polymer layer to the interior of virtually any metallic structure, regardless of shape and complexity. This result is achieved by placing granular resin inside the structure to be lined and all openings are covered. The structure is then heated while simultaneously being rotated about two axis. The resin melts and flows evening over the entire inner surface of the structure, bonding to the metal substrate. Once cooled, the result is a monolithic corrosion and chemical resistant lining that conforms to complex shapes and is virtually free of stresses.

Our WeldTite® family of products allows for the connection of individual lined pipe sections through the use of welding rather than the industry standard of bolted flange connections.  This provides an extra level of assurance against leaks and allows United Pipeline Systems to utilize its liner systems in customer locations such as environmentally sensitive areas or offshore where flanges are generally not allowed.

Our PreFIT® product line offers customers thermoplastic lined steel pipe in sections short enough to be manufactured, transported, and then inventoried at a customer’s location.  This allows customers more control of their pipeline production schedules when compared with standard on-site liner installation processes.

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

Our internal field joint coating technology consists of self-contained robots that travel inside the pipe, find the weld and then clean, vacuum and coat the area. Utilizing various cameras, these field joint coating robots transmit a real-time video image back to the operator which is then used for control and inspection. The technology allows for the field application of FBE and plural component liquid materials to the weld area.

Our liquid coating services offer a wide array of plural component and multi-layer corrosion coatings. These coatings can be applied to protect metallic substrates of nearly any geometry, including pipeline equipment and manifolds.

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

Our Corrpower® DC power supplies include innovative designs, plus remote monitoring and control capabilities.

Our Green Rectifier® system is an ecologically friendly method of cathodic protection using solar panels and a wind generator to power the cathodic protection process.

Our Permanode® product is a submerged anode system that was introduced over four decades ago, and it is the industry standard for internal water tank cathodic protection designs.

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

Our asset integrity management (AIM) platform allows for the collection, communication and storage of data in the cloud using a geospatial information system-based, centralized, integrated repository that provides us and our customers more timely information and improved data analytics. Data collection applications include LiveLine® and CISView™, data delivery applications include AssetView® and FieldLine®, and data analytical tools include ScanLine® and ChargeLine®.

Our Correlator™ data collection system electronically records corrosion protection data on our customer’s assets, then transmits and stores the data in our AIM platform for compliance reporting and advanced analytics.

See “Patents and Proprietary Technologies” below for more information concerning certain of these technologies.

Operations

We are organized into two operating segments, which are also our reportable segments: Infrastructure Solutions and Corrosion Protection. Both segments are regularly reviewed and evaluated separately.  Energy Services is no longer considered an operating segment following the approval by our Board of Directors in December 2020 to divest Energy Services.

Our operations are generally project oriented. Projects may range in duration from just a few days to several years and can be performed as one-time contracts or as part of longer-term agreements. These contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price or time and materials basis. Our Corrosion Protection projects are generally performed under contracts with industrial entities. A majority of our water and wastewater rehabilitation installation projects in our Infrastructure Solutions segment are performed under contracts with municipal entities. Independent contractors may be utilized to perform portions of the work on any given project that we provide.

Infrastructure Solutions Operations

Our water and wastewater pipeline rehabilitation activities are conducted principally through installation and other construction operations performed directly by our subsidiaries.

Our North American Infrastructure Solutions operations, including research and development, engineering, training and financial support systems, are headquartered in St. Louis, Missouri. Tube manufacturing and processing facilities for North America are maintained in ten locations, geographically dispersed throughout the United States and Canada to support our North American contracting operations and through which we sell liners to third parties, domestically and internationally. We have also developed internally multifunctional robotic devices which we utilize in connection with the inspection and repair of pipelines.

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

Our 2016 acquisition of Underground Solutions, headquartered in Poway, California, bolstered our capabilities with respect to water pipeline rehabilitation operations. We are now able to provide additional infrastructure technologies for water, wastewater and conduit applications, primarily Fusible PVC® pipe, which, when combined with its patented fusion process, results in a monolithic, fully-restrained, gasket-free, leak-free piping system.

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

Corrosion Protection Operations

Our corrosion protection operations perform maintenance, rehabilitation and corrosion protection services for oil and gas, industrial and mineral piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide corrosion protection operations are conducted through our various subsidiaries (Corrpro based in Houston, Texas; United Pipeline Systems based in Durango, Colorado; and Aegion Coating Services, LLC (“ACS”) based in Tulsa, Oklahoma and Conroe, Texas). Certain of our corrosion protection operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Chile, Canada and, with regard to coatings, Saudi Arabia.  We further conduct certain other corrosion protection operations outside the United States, namely with regard to rotolining, liners and our proprietary Tite Liner® process, through our joint ventures in Oman and Saudi Arabia.

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

Licensees

We have granted licenses for the Insituform® CIPP process as well as certain of our CIPP-related trademarks covering exclusive and non-exclusive territories to non-affiliated licensees that provide pipe repair and rehabilitation services throughout their respective licensed territories.  The licenses generally grant to the licensee the right to utilize our know-how and patent rights (where such rights exist) relating to the subject process, and to use our copyrights and trademarks, or, alternatively, only a license to our CIPP-related trademarks. These licenses have varying durations and some of these licenses allow the licensee to renew the license at the end of the term.

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

Our Fyfe joint ventures in Borneo and Indonesia provide design, product and engineering support to applicators of FRP systems in Asia-Pacific. Our joint ventures in Asia-Pacific are granted the non-exclusive right to use Fyfe products in their respective territories. Fyfe also periodically licenses its patented technology to both affiliated and third-party certified applicators.

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

Through our subsidiary, Aegion UK Holdings Limited, we hold a fifty-one percent (51%) equity interest in United Special Technical Services LLC located in Oman for the purpose of executing pipeline, piping and flow line thermoplastic lining services throughout the Middle East (other than Saudi Arabia) and Northern Africa. The other forty-nine percent (49%) equity interest is held by Special Technical Services LLC, an Omani company (“STS”).

Through our subsidiary, Aegion International Holdings Limited, we hold a fifty-one percent (51%) equity interest in United Special Technical Services Arabia Company Limited located in Saudi Arabia for the purpose of executing pipeline, piping and flow line thermoplastic lining services in Saudi Arabia. The other forty-nine percent (49%) equity interest is held by STS International Holdings Ltd., a company organized in the Dubai International Finance Centre and an affiliate of STS.

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

Product Development

We seek out and develop innovative solutions for pipelines and other infrastructure through a stage-gate process for management of our research and development initiatives, whereby a market and business impact evaluation is conducted at each gate review. Corporate and business unit resources make up the specific research and development teams, supplemented, where beneficial, by our technology partners (often major suppliers), outside consultants and academic institutions. During the years ended December 31, 2020, 2019 and 2018, we spent $4.9 million, $6.4 million and $5.6 million, respectively, on research and development related activities, including engineering.

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

We offer our corrosion protection solutions worldwide to energy, refinery, mining and other customers to protect new and existing pipelines and other structures. The marketing of wastewater pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and commercial customers. We offer our other infrastructure rehabilitation products worldwide to certain certified third-party installers and applicators and market our engineering, manufacturing and, in some countries, installation services to municipal, state, federal and commercial customers. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2020, 2019 or 2018.

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

Our discontinued operations generally enter into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates. Included within backlog are amounts that represent expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

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

We sell Insituform® CIPP process liners, equipment and related products to third parties and certain licensees on a long-term or, in certain instances, on a project-by-project basis. In addition to sales made on a project-by-project basis world-wide, we have entered into supply agreements with five third parties in Europe as well as third parties in India, Australia and Japan to supply them with Insituform® CIPP process liners and related products.

With regard to Underground Solutions, we have a limited number of qualified third-party extruders to manufacture our Fusible PVC® pipe products.

The principal raw materials used by Fyfe in the manufacture of FRP composite materials are carbon, glass, resins, fabric and epoxy raw materials. Fabric and epoxies are the most significant materials purchased, which are currently purchased through a select group of suppliers, although these and the other materials are available from a number of vendors. The weaving of FRP components into woven fabric is done at our facility in La Conner, Washington. Fyfe does specialized blending of unique epoxies from basic chemicals at our Batesville, Mississippi facility. The epoxy resin is also repackaged at our Batesville, Mississippi facility, and specialized blending is also often done on each job site. Fyfe also sells finished materials throughout the United States and worldwide to our affiliates and certain certified third-party applicators.

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

Patents and Proprietary Technologies

We have obtained and are pursuing patent protection in our principal global markets covering various aspects of our proprietary technology. Activity as of December 31, 2020 consisted of the following:

	United States		Foreign
Process, System or Product	Number of Patents Held	Number of Patents Pending	Number of Patents Held	Number of Patents Pending
Insituform® CIPP	36	13	77	17 (1)
Fusible PVC®	11	–	12	–
Tyfo®	13	–	10	–
Tite Liner®	2	2	8	2
Cathodic Protection Operations	3	3	–	3
Coatings Operations	6	1	8	1
Total	71	19	115	23

(1)	Includes two Patent Cooperation Treaty applications that cover most jurisdictions throughout the world and three European Patent Convention applications that cover multiple jurisdictions in Europe.

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

In both platforms, we have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose such trade secrets. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.

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

In the trenchless wastewater rehabilitation market, the CIPP process is one of the preferred rehabilitation methods. Because relatively few significant barriers to entry exist in this market, any organization with adequate financial resources and access to technical expertise may become a competitor. As such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the global and national levels. Despite the number of competitors, Insituform®, as the worldwide pioneer of this technology, has maintained its role as a market leader in North America and certain geographies outside North America.

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

In our infrastructure rehabilitation business, the FRP process competes against traditional methods of pipeline and structural retrofitting, but is gaining acceptance in the construction and retrofitting industries. With its proprietary technologies relating to both products and application, Fyfe is a leader in the FRP market and Fibrwrap Construction, having successfully performed installations of FRP systems for 25 years, is one of the most experienced applicators of the Tyfo® system and has a well-established reputation. In this field, there are barriers to entry, including testing requirements, experience, intellectual property and certifications. Fyfe has teamed with a number of universities around the world to conduct extensive product testing. In addition, Fyfe has dedicated significant resources to obtaining technical market acceptance of its proprietary products. As a result, Fyfe has received a number of certifications, including NSF certification for its Tyfo® system; International Code Council - Evaluation Service Report (ESR-2103), indicating product approval by the International Building Code; and compliance with ICC-AC125 guidelines for FRP strengthening. Because of the barriers to entry, Fyfe and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level, most of which do not provide the full spectrum of services provided by Fyfe and Fibrwrap Construction.

In our Corrosion Protection segment, Corrpro operates in the highly-competitive field of cathodic protection for corrosion control. While this market is highly competitive, because there are relatively few barriers to entry, Corrpro is a recognized market leader in North America in this field. Competitors include a limited number of large firms, which provide services nationally and, in some instances, globally, although more prevalent are a number of small- and medium-sized firms with more limited portfolios of products and services, which are only provided on a regional or local level. Corrpro’s competitive advantage is its broad depth of high-quality cathodic protection offerings, including its cost-effective engineering, pipeline integrity, construction and coating services, which are provided to customers worldwide. We believe the advanced data collection and analytics capabilities associated with our asset integrity management program may also present a barrier to entry for smaller competitors.

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

Human Capital Management

Aegion’s core values are at the center of what we do, including how we manage our human capital. These values establish the foundation on which our culture is built and contribute to an environment that is committed to safety, fosters diversity and inclusion, promotes innovation and rewards performance. We believe our values, culture and commitment to our employees help to attract and retain a talented workforce that separates our Company, provides value to our stockholders and will continue to drive our long-term success.

Employee Demographics

As of December 31, 2020, we had approximately 4,138 employees worldwide (1,574 of which were associated with discontinued operations). Of those employees, 3,127 were located in the United States, 377 in Canada, 257 in the Middle East, 196 in the Asia-Pacific region, 162 in Europe and 19 in South America. Certain of our subsidiaries are parties to collective bargaining agreements that covered an aggregate of approximately 1,224 employees as of December 31, 2020. We generally consider our relations with our employees and unions to be good.

COVID-19 Impact

When the COVID-19 pandemic first presented in early 2020, we were faced with numerous unprecedented uncertainties regarding the pandemic’s impact on our near- and long-term financial outlook and liquidity. These challenges were exacerbated by the contemporaneous oil dispute between Saudi Arabia and Russia and the consequential decline in oil prices.  In response, we took actions to protect the Company including actions that impact our human capital.  We implemented a hiring freeze, we furloughed about 15% of our North American workforce and we implemented some small-scope reductions in force. We also implemented temporary cash wage reductions for North American salaried employees and suspended employer contributions to 401(k) and other defined contribution plans.

As 2020 progressed, oil prices stabilized and we better understood the impact of the pandemic on our business.  As a result, we were able to bring back a majority of the furloughed workers, reverse the temporary cash wage reductions and reimburse employees for forgone wages and reinstate the employer contributions to 401(k) and other defined contribution plans.

Safety

We believe that work-related accidents, incidents, injuries and illnesses are preventable and zero incidents are possible. Our core values promote a positive safety culture and are inherent in our approach to planning and executing projects worldwide, regardless of geographic location. To facilitate this approach, we have established, among other safety protocols, our “Focus Four,” a principles-based tool used by employees to help identify and mitigate hazards. Our Focus Four focuses on safety leadership, hand safety, hazard recognition, and body mechanics. We also have in place four main life-saving rules focused on fall protection, confined space, electrical lockout/tagout, and safe driving.

The COVID-19 pandemic introduced safety challenges beyond those of our normal operations.  At the onset of the pandemic, we adopted measures to improve the health and safety of our employees, clients and the communities we support. Our safety team promptly developed and executed against our COVID-19 pandemic response plan. We instituted safety protocols and procedures for the essential employees who continued to work at office and job sites and have updated our protocols to align with the evolving health and safety mandates.

The vast majority of our office staff has been able to effectively work remotely during the COVID-19 pandemic, and any remaining office staff—as well as our field crews and laborers—have generally been able to continue working safely with the necessary protective equipment and practices. We have performed hazard assessments at each of our job sites to identify risk areas, primarily high-touch areas, and have taken steps to reduce the risk in each activity our employees performed. We have implemented many new safety processes, expanded disinfection and sanitization activities on our equipment and at our facilities and led a robust education program for all employees on personal hygiene practices. Field crews are provided proper personal protective equipment. Where outdoor activities do not allow for social distancing, face mask and shields are provided and required to reduce the spread of infection. In some cases, we have upgraded hotels for our crews to align with CDC recommended providers. In our manufacturing facilities, employees are provided protective gear and stations are sanitized multiple times each day. We have established medical hotlines for our workforce and continue to encourage employees whose job allows it to work from home to do so.

Diversity and Inclusion

Diversity and inclusion are embedded in our values and integrated into our strategies. We believe we will become better and achieve growth by intentionally creating a culture through acquiring and retaining a diverse workforce. As a global employer performing work in more than 80 countries and serving highly diverse communities, our team must reflect the world that we serve. We recognize it takes unique gifts, talents, varied perspectives, backgrounds and experiences to deliver innovative, high-quality products and services. In order to provide a diverse and inclusive workplace, we focus our efforts on making diversity a part of our culture. Our efforts to increase diversity and expand on our commitments to employee engagement, inclusiveness, and openness include:

•	launching small group employee listening sessions hosted by our CEO and other senior leaders;
•	providing unconscious bias training to management and human resources employees;
•	endeavoring to communicate job openings across Aegion and to present a diverse slate of candidates for open positions;
•	incorporating diversity reviews into succession planning reviews;
•	announcing and celebrating promotions company-wide; and
•	creating of a variety forums where employees are invited to submit new ideas to make Aegion more diverse and inclusive.

Compensation and Benefits

Our compensation program is designed to attract and retain talented employees in the industry by offering competitive compensation and benefits. We use a combination of fixed and variable pay that include base salary, incentive bonuses with a pay for performance element and merit increases. As part of our long-term incentive plan for executives and certain key employees, we provide long-term equity awards tied to the value of our stock price, some of which are performance-based and tied to key financial metrics. We are also focused on the health and wellness of our employees.  As such, we offer eligible employees medical plans, dental and vision coverage, short-term and long-term disability insurance, term life insurance, employee assistance programs, flexible work schedules, remote work options, paid time off and a 401(k) plan or other defined contribution plan with a company match.  Additionally, we have in place a family scholarship fund to assist eligible employees’ children with college tuition expenses.

Commitment to Values and Ethics

Along with our core values, we act in accordance with our Code of Conduct (the “Code of Conduct”). Our Code of Conduct requires a commitment from employees, officers and directors of Aegion, its subsidiaries, and its controlled joint ventures to conduct business honestly and ethically. Our Code of Conduct discusses the responsibility team members have to each other, to Aegion and its stockholders, and our customers, communities and governments. In his opening message in our Code of Conduct, our President and CEO confirms that no employee should ever fear asking questions or reporting concerns will have a negative impact on his or her employment and “we strictly forbid any kind of retaliation for making a good faith report.” In furtherance of our commitment to ethics and our employees, Aegion has a confidential hotline administered by an outside firm that an employee can call anonymously in the event he or she has ethical concerns or suspects instances of misconduct.

Communication and Engagement

We are committed to transparent and open communication with our employees and believe directly engaging our employees only benefits the Company by helping them understand the significant impact they have on our business and the Company’s overall performance. Accordingly, we communicate with our workforce through a number of ways, including corporate announcement emails, a regularly updated newsfeed on our intranet site and a quarterly company-wide “Global Town Hall” discussion hosted by our CEO and other senior leaders who review the prior quarter and answer employee questions.

Training and Development

We offer employees a variety of learning and development opportunities, including formal mentoring and leadership programs. Examples of these opportunities and programs include:

•	regularly scheduled “Developmental Coaching Conversations” where managers meet with their employees to discuss career growth, goals, and individual and team development;
•	our “Blueprint for Leadership” program where company leaders are provided effective leadership practices through classroom learning, virtual learning, and on-the-job experiences;
•

our online Learning Management System or “Knowledge Pipeline,” which provides employees access to training and development resources and webinars on a host of topics, including safety, goal setting and personal finance; and

•	certification programs to assist and guide employees to move into various roles within the company.

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

RISKS RELATED TO THE PENDING MERGER

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations. Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include but are not limited to the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•	the diversion of significant management time and resources towards the completion of the proposed Merger;
•	difficulties maintaining relationships with customers, suppliers, and other business partners;
•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger;
•	any litigation relating to the proposed Merger, including any Merger Litigation as defined below, and the costs related thereto; and
•	the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger.

Failure to consummate the proposed Merger within the expected time frame or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement by the Company’s stockholders at a special meeting of stockholders convened for such purpose, no United States governmental authority having enacted any law or order enjoining, restraining or otherwise prohibiting or making illegal the consummation of the Merger and any applicable waiting period or approval under the HSR Act, shall have expired, been terminated or obtained. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement, the other party having performed in all material respects its obligations under the Merger Agreement and, in case of New Mountain's obligation to consummate the Merger, since the signing of the Merger Agreement no material adverse effect on the Company's business having occurred and be continuing. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also includes customary termination provision for both the Company and Parent, subject, in certain circumstances, to the payment by the Company of a termination fee of $30,000,000. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by New Mountain or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $26.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs may be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

Litigation filed against Aegion, its board of directors or New Mountain could prevent or delay the completion of the Merger or adversely affect our business.

In connection with the Merger, lawsuits may be filed against Aegion, its board of directors or New Mountain in connection with the Merger (“Merger Litigation”). Any Merger Litigation may prevent or delay the completion of the Merger and the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations, cash flows and market price.

RISKS RELATED TO OUR INDUSTRIES

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

In our Energy Services business, we compete with a limited number of local, regional and national companies in the oil and gas procurement, construction, maintenance and turnaround industries on the U.S. West Coast.

Cyclical downturns in the mining, oil and natural gas industries, including a substantial or extended decline in the price of mined minerals, oil or natural gas, or in the oil field, refinery and mining services businesses, may have a material adverse effect on our financial condition or results of operations.

The mining, oil and natural gas industries are highly cyclical. Demand for the majority of the oil field, refinery and mining products and services provided by our Corrosion Protection platform and Energy Services business are substantially dependent on the level of expenditures by the mining, oil and natural gas industries for the exploration, development and production of mined minerals, crude oil and natural gas reserves, which are sensitive to the prices of these commodities and generally dependent on the industry’s view of future mined mineral, oil and natural gas prices. The prices of these commodities can be volatile. There are numerous factors affecting the related industries and, thereby, the supply of, and demand for, our products and services, which include, but are not limited to:

•	market prices of mined minerals, oil and natural gas and expectations about future prices;
•	cost of producing mined minerals, oil and natural gas;
•	the level of mining, drilling and production activity;
•	the discovery rate of new oil and gas reserves;
•	mergers, consolidations and downsizing among our clients;
•	coordination by various oil-producing countries, including the Organization of Petroleum Exporting Countries (OPEC);
•	the output and willingness to export of certain oil-producing countries;
•	the impact of commodity prices on the expenditure levels of our clients;
•	financial condition of our client base and their ability to fund capital and maintenance expenditures;
•	political instability in oil-producing countries;
•	price wars between oil-producing countries;
•	tax incentives, including for alternative energy sources;
•	domestic and worldwide economic conditions;
•	adverse weather conditions, including those that can affect mining, oil or natural gas operations over a wide area;
•	availability of energy sources other than oil and gas;
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

OPERATIONAL RISK

The rapid spread of the COVID-19 virus and measures implemented to combat it are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the eventual duration and severity of the pandemic may increase the materiality of the ultimate effect on our business.  It is likely that there will be future negative effects that we cannot presently predict, including in the near-term. Similar global health concerns or pandemics in the future could also negatively impact our operations, supply chain and customer base.

The effects of the COVID-19 (coronavirus) pandemic, including the resulting actions taken by businesses, governments and consumers, have resulted in a significant and swift reduction in international and U.S. economic activity. This has resulted in current, and likely continued, adverse effects to our business, results of operations and liquidity. Generally speaking, across all of our businesses, these effects include, without limitation, potential significant volatility or decreases in the demand for our products and services, changes in customer behavior and preferences, disruptions in or closures of our manufacturing and other facilities or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

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

With regard to our Corrosion Protection segment, COVID-19 has significantly reduced the demand for oil. This reduced demand for oil resulting from COVID-19 has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and products. Specifically, our customers have cancelled or deferred investments and shuttered existing facilities, which has reduced demand for our services. Additionally, actions taken by governmental authorities in the Middle East and elsewhere that limit the movement of people and equipment are adversely impacting our ability to execute work that is dependent on labor and resources from other countries. A widespread COVID-19 outbreak in the Middle East or any other important geography for our business would further challenge our ability to complete projects on budget and on schedule, potentially resulting in a material adverse impact on our business.

Like our Corrosion Protection segment, the reduced demand for oil has reduced the demand for the services provided through our Energy Services business. Although we have significantly reduced our upstream activities in the past several years, the demand for our remaining upstream maintenance and construction services has decreased. Then, from a downstream perspective, the refineries in which we work are deferring capital spending and non-essential maintenance, which has decreased demand for our maintenance services and delayed some of our turnaround and capital construction work. Certain Energy Services customers have also put downward pressure on our pricing through requests or demands for price discounts or other accommodations.

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impacts our business, financial position, results of operations and cash flows will depend on factors beyond our control including the eventual scope of the outbreak, the continuing actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume. It is further uncertain what the impact of various responses being taken in the U.S. and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers.

Similar global health concerns in the future could also negatively impact our operations, supply chain and customer base.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

The implementation of California Health and Safety Code Section 25536.7 (the “California Refinery Safety Law”), which requires owners and operators to use only building trade union contractors for covered work at the refineries (if not self-performed), has the potential to reduce, constrict or disrupt the entire labor pool for refinery maintenance in California by: (i) eliminating the non-union workforce; and (ii) requiring the use of the same workforce that also performs public works and general construction in California. This could adversely affect staffing for large turnaround projects at California refineries. This could also adversely affect Energy Services’ ability to support turnaround and project work outside California, due to its past reliance on its mobile California workforce to staff short term projects throughout the West Coast. There will be a significant wage differential between high union wages in California and wages in other states on the West Coast, creating a large disincentive for the California workforce to leave the state. The uncertainty created by this industry workforce change has the potential to negatively impact the entire West Coast refinery labor market, which in turn would negatively impact our revenues, profits and operations.  The enactment of similar legislation outside California, as was the case in Washington state in 2019, may likewise have a negative impact on our revenues, profits and operations.

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

As of December 31, 2020, our Aegion Energy Services business had approximately 1,095 employees that were represented by unions, although these numbers are constantly changing as customer demands change. Infrastructure Solutions has approximately 129 employees represented by unions. Although we believe that our relations with our employees and the unions are good, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, especially in the context of any future negotiations with our labor unions. We can also make no assurance that future negotiations with our labor unions will not result in a significant increase in the cost of labor. Approximately 80% of our Energy Services union employees currently participate in multi-employer benefit plans, which is a result of the transition of many of our clients to our building trade union contracting entity. The number of multi-employer plans in which our employees participate varies depending on how many local unions we are using at any particular time, but contributions were made to 36 multi-employer plans in 2020. Participation in multi-employer benefit plans may result in liability to Aegion Energy Services in excess of that directly attributable to employees of Aegion Energy Services.

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

The revenues from the water and wastewater portion of our Infrastructure Solutions platform are substantially dependent on municipal government spending and continuous, uninterrupted governmental operations.

Many of our customers are municipal governmental agencies and, as such, we are dependent on municipal spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, downturns in the municipal bond market and other factors. Consequently, future municipal spending may not be allocated to projects that would benefit our business or may not be allocated in the amounts or for the size of the projects that we anticipated. A decrease in municipal spending on such projects would adversely impact our revenues, results of operations and cash flows.  In addition, government disruptions, such as government shutdowns, may delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business.

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

We have multiple facilities in and around the U.S. Gulf Coast, including facilities near Houston, Texas, and in Florida. These regions are subject to increased hurricane activity that can result in substantial flooding. Our Aegion Energy Services business serves large oil and gas customers in California and is headquartered in Southern California. Furthermore, our Infrastructure Solutions and Corrosion Protection segments have substantial operations in California. Historically, California has been susceptible to natural disasters, such as earthquakes, drought, floods and wildfires. Although we maintain loss insurance where necessary, a hurricane, earthquake, wildfire or other natural disaster could result in significant damage to our facilities, destruction or disruption of our critical business or information technology systems, recovery costs and interruption to certain of our operations. In addition, a catastrophic event could interrupt operations of our customers and suppliers, which could result in delays or cancellation of customer orders, the loss of customers, and impediments to the manufacture or shipment of products or execution of projects, which could result in loss of business or an increase in expense, both of which may have a material adverse effect on our business. In the specific case of wildfires, an accusation or ultimate determination that our operations were the cause of a wildfire may also have a material adverse effect on our business.

Our profitability could be negatively impacted if we are not able to maintain appropriate utilization of our crews.

The extent to which we utilize our crews affects our profitability. If we under-utilize our crews, our project gross margins and overall profitability suffer in the short term. If we over-utilize our crews, we may also negatively impact margins and overall profitability, as well as safety, employee satisfaction and project execution, which could result in an increase in injuries to our employees and a decline of future project awards. The utilization of our crews is impacted by numerous factors including:

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

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.

We maintain significant international operations, including operations in North America, Europe, Asia-Pacific, the Middle East and South America. For the years ended December 31, 2020, 2019 and 2018, approximately 28.7%, 33.8% and 36.8%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future.

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

•	difficulties with regard to, or taxes imposed on, the movement of cash between countries, including the repatriation of cash back to the United States;
•	abrupt changes in foreign government policies and regulations;
•	unstable political and social conditions;
•	conflicts or wars;
•	acts of terrorism or criminality;
•	kidnapping of employees;
•	nationalization or privatization of companies with which we do business;
•	protectionist policies in certain foreign countries, including those in the Middle East, that disfavor foreign companies operating in such countries;
•	forced negotiation or modification of contracts;
•	increased governmental ownership and regulation of markets in which we operate;
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

Our international operations are subject to foreign economic uncertainties and foreign currency fluctuation.

Global financial and credit markets have been, and continue to be, unstable and unpredictable. For example, on January 31, 2020, the United Kingdom exited the European Union (commonly referred to as “Brexit”) and just recently came to terms with the European Union on a trade deal.  This has created significant uncertainties affecting the economy and business operations, including our operations, in the United Kingdom and the European Union. The terms of Brexit are new and untested at the current time and, as such, it is difficult to predict the effect of Brexit on our Company and our operations in the United Kingdom and the European Union, including our CIPP operations in Northern Ireland which service both the United Kingdom and the Republic of Ireland, our manufacturing facility in Wellingborough, United Kingdom, which distributes liners to the European Union and elsewhere, and our manufacturing facility in Stockton-on-Tees, United Kingdom, which manufactures and distributes cathodic protection equipment worldwide. As the terms of Brexit, including the new trade deal with the European Union, become more settled, our operations in the United Kingdom may be adversely impacted. The instability of the markets and weakness of the economy could affect the demand for our services, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. These factors could adversely affect our operations, earnings and financial condition.

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

RISKS RELATED TO CORPORATE ACTIVITIES AND STRATEGY

We may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our strategy includes selective acquisitions, other strategic investments and initiatives that allow us to expand our business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities or contractual obligations of the acquired business or assets. We may not be able to successfully execute our acquisition strategy, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

The actual benefits of the Restructuring may differ from those currently expected, which may reduce our operating results.

In 2017, we introduced the Restructuring and, through several additional actions during 2018, 2019 and 2020, expanded the scope of the restructuring to include many of our operations around the world. The Restructuring is intended to reduce complexity and risk in our business operations, eliminate losses from underperforming businesses and also significantly reduce our consolidated annual operating expenses. We substantially completed the Restructuring by the end of 2020.  See Note 4 to the consolidated financial statements contained in this report for additional information and disclosures regarding our restructuring activities.  We cannot predict whether we will realize the purpose and anticipated benefits of the Restructuring, and if we do not, our business and results of operations may be adversely impacted. We also cannot provide assurance that we will not undertake additional restructuring activities in the future.

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

From time to time, including in 2020, in an effort to simplify our organizational structure and streamline our operations or for other operational reasons, we may undertake certain internal reorganizations that may involve, among other things, the combination or dissolution of certain of our existing subsidiaries, the creation of new subsidiaries and business divisions and the settlement of historical inter-company transactions. Additionally, as a result of the enactment of the Tax Cuts and Jobs Act of 2017 and its effect on the taxation of offshore earnings, in connection with these actions or our operations generally, we may determine to repatriate certain earnings from our international subsidiaries, which earnings were previously permanently reinvested in such subsidiaries’ operations. In undertaking such actions, we consider, among other things, the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure and the long-term cash flow needs of our business. These efforts may not result in the intended or expected benefits, may result in disruptions to our business, may cause the Company to incur additional expenses or tax liabilities and may result in special charges, such as asset write-offs, workforce reductions, restructuring costs or charges relating to consolidation of excess facilities or businesses. Accordingly, such actions may adversely impact our business and results of operations.

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

FINANCIAL RISKS

Our backlog is an uncertain indicator of our future earnings.

Our backlog, which at December 31, 2020 was $662.6 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. Further, our customers often have the contractual right to terminate our contract or reduce our scope of our work at the convenience of the customer. To the extent that we experience project or contract cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.  In addition, one or more of our large or multi-year contracts have in the past and may in the future contribute a material portion of our backlog in any one year. The loss of business from any one of these significant customers could have a material adverse effect on our business or results of operations. See the section above captioned “Contract Backlog” for additional information on our backlog.

Our use of input measures to recognize revenue on construction, engineering and installation services could result in a reduction or reversal of previously recorded results.

Revenues from construction, engineering and installation services are recognized over time using an input measure to measure progress toward satisfying performance obligations. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2020, approximately 84% of our revenues were derived from accounting utilizing estimated input measures.

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

In October 2015, the Company amended and restated its $650.0 million senior secured credit facility, followed by subsequent amendments in February 2018, December 2018, April 2020 and November 2020 (the “amended Credit Facility”) with a syndicate of banks. Our amended Credit Facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments. Our amended Credit Facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in this “Risk Factors” section of this Report and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control.  A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.

At December 31, 2020, we were in compliance with all of our debt covenants as required under the amended Credit Facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing.  If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

The market price of our common stock is highly volatile and may result in investors selling shares of our common stock at a loss.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	whether the Merger is consummated;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts that cover our stock or our failure to meet these estimates;
•	conditions or trends in the U.S. wastewater rehabilitation market;
•	conditions or trends in mined materials, oil and natural gas markets;
•	changes in municipal and corporate spending practices;
•	a downturn of the municipal bond market or lending markets generally;
•	changes in the federal or state governments that impact regulation and spending regarding energy and infrastructure;
•	changes in market valuations of other companies operating in our industries;
•	announcements by us or our competitors of a significant acquisition or divestiture; and
•	additions or departures of key personnel.

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

Provisions in our certificate of incorporation or by-laws could make it more difficult for a third party to acquire us or could adversely affect the rights of holders of our common stock or the market price of our common stock.

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

RESEARCH AND DEVELOPMENT, CYBERSECURITY AND INTELLECTUAL PROPERTY RISKS

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

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS

Our operations could be adversely impacted by the California Refinery Safety Law related to downstream work performed in California refineries.

Aegion Energy Services continues to face challenges from the impact of the California Refinery Safety Law, which went into effect on January 1, 2014 and imposed requirements regarding the wages paid to, and qualifications held by, our employees that work in California refineries.  Specifically, the law introduced new requirements for refineries and outside contractors at covered facilities when construction, alteration, demolition, installation, repair or maintenance work is performed at the covered facility and, in effect, requires the use of building trade union contractors or refinery owners or operators to perform the covered work.  As a result, the California Refinery Safety Law may materially and adversely impact the costs incurred by Aegion Energy Services.

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

The enactment of legislation similar to the California Refinery Safety Law by states other than California in which we operate, as was the case in Washington state in 2019, could have an adverse impact on our business.

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

In January 2020, the California Consumer Privacy Act took effect, which establishes certain transparency rules and creates new data privacy rights for California residents. Approximately 37% of our workforce are California residents as of December 31, 2020. In addition, numerous proposals regarding privacy and data protection are pending before, or have been enacted by, U.S. and non-U.S. legislative and regulatory bodies.  Despite our commitment to complying with applicable laws, actual or alleged violations of these laws could result in legal claims or proceedings and regulatory penalties, which could disrupt our business, distract our employees and negatively impact our reputation as well as our results of operations. These rules and regulations may not be uniform and may possibly conflict in jurisdictions and countries where we conduct business. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

Our Fyfe and Fibrwrap Construction Services businesses lease an office in San Diego, California.

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

Our wholly-owned subsidiary, Aegion Energy Services, which is part of our discontinued operations, leases an office in Rancho Dominguez, California for its headquarters and also leases various operational facilities throughout California as well as in Washington, Texas and Utah.

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

During the quarter ended December 31, 2020, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of March 3, 2021, the number of holders of record of our common stock was 366.

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

The following table provides information as of December 31, 2020 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,308,076	$21.69	1,451,672
Equity compensation plans not approved by security holders	—	—	—
Total	1,308,076	21.69	1,451,672

(1)

The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes: (i) 1,043,607 restricted stock units and restricted performance units; and (ii) 264,469 deferred stock units outstanding at December 31, 2020.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases made by us of our common stock during the year ended December 31, 2020, pursuant to share repurchase programs approved by our board of directors.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020 (1) (2)	33,028	$22.02	31,221	2,476,431
February 2020 (1) (2)	108,231	22.52	31,161	2,445,270
March 2020 (1) (2)	119,361	15.76	118,109	2,327,161
April 2020 (2)	965	15.10	—	2,327,161
May 2020 (2)	786	14.74	—	2,327,161
June 2020 (2)	1,857	15.56	—	2,327,161
July 2020 (2)	7,631	15.87	—	2,327,161
August 2020	—	—	—	2,327,161
September 2020 (2)	2,018	15.00	—	2,327,161
October 2020 (1) (2)	10,624	14.29	10,000	2,317,161
November 2020 (1) (2)	156,391	15.93	129,986	2,187,175
December 2020 (1) (2)	63,077	18.57	61,200	2,125,975
Total	503,969	$17.99	381,677	(3)

(1)	In December 2019, our board of directors authorized the open market repurchase of up to an additional two million shares of our common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of December 31, 2020, 125,975 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more 10b5-1 plans and promptly retired. From March 2020 to October 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Effective in November 2020, in connection with an amendment to our senior secured credit facility, open market repurchases of our common stock are limited to: (i) unlimited if our consolidated financial leverage ratio is less than 2.50 to 1.00; and (ii) $40.0 million while our consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00.
(2)

In connection with approval of our senior secured credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock, restricted stock units or performance units issued to employees. During 2020, 122,292 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retired the shares.

(3)	On February 16, 2021, the Company announced that it had entered into a definitive merger agreement with affiliates of New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York. As a result, the Company terminated the open market share repurchase program effective February 16, 2021.

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. The compensation committee of our board of directors also reviews data for this peer group in establishing the compensation of our executive officers. In 2020, the peer group index was comprised of the following companies:

Barnes Group, Inc.	Matrix Service Company
CIRCOR International, Inc.	Mistras Group, Inc.
Dril-Quip, Inc.	Newpark Resources, Inc.
Enerpac Tool Group Corp.	Oil States International Inc.
Forum Energy Technologies, Inc.	Primoris Services Corporation
Granite Construction Incorporated	Team, Inc.
Helix Energy Solutions Group, Inc.	Tetra Tech, Inc.
Kennametal, Inc.	Valmont Industries, Inc.
MasTec, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2015 and that all dividends, if any, were reinvested.

Comparison of Five-Year Cumulative Return

	2015	2016	2017	2018	2019	2020
Aegion Corporation	$100.00	$122.73	$131.69	$84.52	$115.85	$98.34
S&P 500 Total Returns	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	141.15	149.51	109.39	142.20	136.14

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

	Years Ended December 31,
(In thousands, except per share amounts)	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
STATEMENT OF OPERATIONS DATA: (7)
Revenues	$807,764	$885,887	$997,861	$1,068,293	$973,020
Operating income (loss)	40,988	1,233	20,009	(51,256)	52,343
Income (loss) from continuing operations	24,800	(23,990)	(2,772)	(71,608)	31,765
Income (loss) from discontinued operations	(55,156)	4,542	5,859	5,026	(2,640)
Net income (loss) attributable to Aegion Corporation	(31,861)	(20,892)	2,928	(69,401)	29,453
Basic earnings (loss) per share:
Income (loss) from continuing operations(6)	0.76	(0.82)	(0.09)	(2.25)	0.92
Income (loss) from discontinued operations	(1.80)	0.15	0.18	0.16	(0.07)
Net income (loss)(6)	(1.04)	(0.67)	0.09	(2.09)	0.85
Diluted earnings (loss) per share:
Income (loss) from continuing operations(6)	0.75	(0.82)	(0.09)	(2.25)	0.91
Income (loss) from discontinued operations	(1.77)	0.15	0.18	0.16	(0.07)
Net income (loss)(6)	(1.02)	(0.67)	0.09	(2.09)	0.84
BALANCE SHEET DATA: (7)
Cash and cash equivalents	$94,848	$64,874	$83,527	$105,717	$129,500
Working capital, net of cash and assets and liabilities held for sale	100,896	112,954	139,678	152,391	157,067
Current assets(8)	477,254	553,103	577,689	684,472	633,644
Property, plant and equipment, net	92,900	94,886	101,151	103,459	151,443
Goodwill	210,665	208,858	212,656	213,996	251,900
Intangible assets, net	58,869	67,875	78,426	87,992	146,277
Total assets(8)	901,447	995,513	992,417	1,107,099	1,193,582
Current liabilities(8)	224,808	244,376	219,728	261,674	230,601
Total long-term debt	219,799	276,432	311,472	344,795	370,620
Total liabilities(8)	493,082	560,420	522,230	602,043	617,399
Total stockholders’ equity	399,597	427,759	462,737	494,246	568,500

(1)	2020 results from continuing operations include pre-tax charges of $11.3 million related to our restructuring efforts, impairment charges of $0.2 million related to our held for sale operations, $3.6 million in acquisition and divestiture expenses related primarily to our held for sale operations; and $0.7 million related to amending our Credit Facility.
(2)	2019 results from continuing operations include pre-tax charges of $30.7 million related to our restructuring efforts, impairment charges of $23.4 million related to our held for sale operations, $3.4 million in acquisition and divestiture expenses related primarily to our held for sale operations and a $4.4 million project remediation charge related to a CIPP project in Infrastructure Solutions.
(3)

2018 results from continuing operations include pre-tax charges of $29.2 million related to our restructuring efforts, $7.0 million in acquisition and divestiture expenses related primarily to our divestiture of Bayou and two small acquisitions, $2.8 million in non-cash charges related to estimates for inventory obsolescence, $2.2 million related to amending our Credit Facility and a $7.0 million loss on the sale of Bayou. Results also include a tax benefit of $1.9 million related to certain adjustments from the TCJA.

(4)

2017 results from continuing operations include pre-tax charges of $24.0 million related to our restructuring efforts, $86.4 million related to goodwill and definite-lived intangible asset impairments, and $3.1 million in acquisition and divestiture expenses related to our acquisition of Environmental Techniques and our divestiture of Bayou. Results also include tax expenses of $2.4 million related to impacts from the TCJA.

(5)

2016 results from continuing operations include pre-tax charges of $15.9 million related to our restructuring efforts and $2.7 million in acquisition expenses related to our acquisitions of Underground Solutions, Fyfe Europe, Concrete Solutions, LMJ and diligence on other targets. Results also include a pre-tax gain of $6.6 million in connection with the settlement of two longstanding lawsuits.

(6)	All periods presented include amounts attributable to Aegion Corporation.
(7)	All amounts have been restated for the impact of discontinued operations.
(8)	Amounts include certain components of operations that are held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Executive Summary

Aegion combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen pipelines and other infrastructure around the world. For 50 years, we have played a pioneering role in finding innovative solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. We also maintain the efficient operation of refineries and other industrial facilities and provide innovative solutions for the strengthening of buildings, bridges and other structures. We are committed to keeping infrastructure working better, safer and longer for customers and communities around the world. We believe the depth and breadth of our products and services make us a leading provider for the world’s infrastructure rehabilitation and protection needs.

Pending Merger

On February 16, 2021, we entered into the Merger Agreement with New Mountain. If the Merger closes, our stockholders would receive $26.00 in cash for each share of Class A common stock, par value $0.01 per share, they hold on the Merger closing date. If the Merger is completed, our common stock will be de-listed from the Nasdaq and de-registered under the Exchange Act and we will become a private company. The Merger is expected to close in the second quarter of 2021, subject to customary closing conditions, including, among other things, approval under the HSR Act and approval of our stockholders. In connection with the merger, any unvested restricted stock units and performance stock units will become fully vested at the time of the completed transaction and convert into the right to receive a cash payment equal to the per share transaction valuation. This conversion could be material. The merger agreement also includes customary termination provisions for both parties, subject, in certain circumstances, to us paying a termination fee of $30,000,000. For a summary of the Merger Agreement, please refer to our Form 8-K filed with the U.S. Securities and Exchange Commission on February 17, 2021.

COVID-19 Update

Over the past several months, the COVID-19 outbreak has significantly impacted domestic and international operations and economic activity. We expect these disruptions will continue through the first half of 2021 as general business and economic uncertainty persists.

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

In order to help mitigate the negative financial impact caused by the pandemic, we implemented a number of cost savings measures across our platforms and at our corporate office including employee furloughs, temporary wage adjustments, utilization of governmental job retention subsidies, elimination of non-essential travel and reduction of discretionary spend. During 2020, we also took cash preservation measures to aggressively manage working capital, reduce non-critical capital expenditures, suspend open-market share repurchases and transition certain salaried compensation and board of directors’ fees to equity-based compensation. Additionally, we amended our credit facility in April to provide more flexible financial covenants and increase the borrowing capacity on our revolving line of credit.

As a result of various measures taken, we were able to achieve cost savings of $2.6 million during 2020 from the temporary suspension of employer contributions to 401(k) and other defined contribution plans. Additionally, certain of our international businesses received approximately $5.2 million in government wage subsidies during 2020. Depending on the jurisdiction, the wage subsidy initiatives either offset incurred costs while revenue generating activities were suspended, or incentivized businesses to maintain their workforce rather than initiating furloughs. In both instances, the benefit to our businesses partially offset costs that would have likely been removed through company-initiated furloughs and workforce reductions.

Certain of these spending restrictions were lifted in the second half of 2020, including: (i) full reinstatement of employee salaries effective July 1, 2020; (ii) compensating employees for lost salary through equity-based compensation; (iii) reinstating employer contributions to 401(k) and other defined contribution plans, effective November 1, 2020; (iv) reinstating cash board of directors’ fees effective July 1, 2020; and (v) reinstating open-market share repurchases effective October 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the year ended December 31, 2020. However, we have deferred payments of $12.2 million as of December 31, 2020 related to the timing of employer payroll taxes and a $0.4 million tax benefit related to the carryback of the 2019 U.S. net operating loss, as permitted by the CARES Act.

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

Moving into 2021, we are transitioning into a new phase of growth for the organization, focused on profitable expansion in our core markets. We are differentiated from our competitors in several ways:

•	Our strong focus on technology & innovation, evidenced by R&D investments that have doubled historical levels in recent years.
•	Our unmatched market coverage, which enables us to serve customers in all 50 states, in more than 80 countries and on six continents. As we deploy new technologies, we are well-positioned to leverage our channels to market for faster product acceptance.
•	Our global manufacturing capabilities, which allow us to enjoy stronger margins than traditional installation-only contractors and provide tremendous market intelligence as we look for new ways to meet the ever-changing needs of our customers.

We are well positioned with a positive market outlook and growth opportunities in each of our three operating segments, and we are targeting significant earnings expansion in 2021.

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

Corrosion Protection

The oil and gas sector has been impacted by the COVID-19 pandemic as decreased economic and travel activity has led to reduced global demand. However, recent Energy Information Industry data shows an increase in demand and limited increases in production as regions recover from COVID-19.  North America midstream operators will continue to evaluate new opportunities to expand existing networks, build greenfield pipelines and ensure existing infrastructure is operating as safely and efficiently as possible. Aegion is well positioned to serve our markets with a broad suite of offerings, providing pipeline protection through interior pipe linings, interior and exterior pipe weld coatings and insulation as well as best-in-class cathodic protection systems that inhibit exterior pipeline corrosion.

There are over one million miles of regulated pipelines in North America, which remain the safest and most cost-effective mode of oil and gas transmission. Within our Corrosion Protection segment, the design and installation of cathodic protection systems to help prevent pipeline corrosion have historically represented a large portion of the revenues and profits for the segment. We also provide inspection services to monitor these systems and detect early signs of corrosion. Our asset integrity digital data collection and analysis tool increases the efficiency and accuracy of pipeline corrosion assessment data we collect as well as upgrades how we share this valuable information with customers. This offering allows us to improve customer regulatory compliance by providing critical real-time monitoring and assessment of external corrosion threats to help guide decision making for pipeline operators as part of their asset integrity management programs.

The outlook in the Middle East for our products and services remains strong as well. Strong product acceptance for our industrial linings and coatings applications, along with our solid track record of operating safely in the region for more than a decade, positions us well to capture growth opportunities arising from this multi-year development pipeline.

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

We completed the divestitures of Bayou and the Denmark CIPP business in 2018. We also completed the divestitures of the Netherlands CIPP business and Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. We completed the divestitures of CIPP operations in Australia and Spain in early 2020. Remaining shutdown activities include Corrosion Protection entities in Argentina and South Africa, which are expected to be completed in the first half of 2021. Additionally, the exit of our cathodic protection installation activities in the Middle East is substantially complete, though we expect minimal wind-down activities will extend through the first half of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation has been temporarily suspended and management expects to recommence the sale process during the second half of 2021.

As part of efforts to optimize our cathodic protection operations in North America, management initiated plans during 2019 to further downsize operations in the U.S., including the closure of three branch offices and the exit of capital intensive drilling activities at four branch offices. These actions included a reduction of approximately 20% of the cathodic protection domestic workforce and an exit of drilling activities that contributed approximately 20% to our cathodic protection domestic revenues in 2019. We expect these actions to improve our cathodic protection cost structure in the U.S., eliminate unprofitable results in certain parts of the business and reduce consolidated annual expenses for the business overall. Also during 2019, we reduced corporate headcount and took other actions to reduce corporate costs.

Although not part of the original outlined restructuring plan, during 2020, management executed additional headcount reductions and office closings across the Company related to business slowdowns and to balance the effects of COVID-19. We also implemented further actions at our cathodic protection operations in North America to reduce our exposure to construction activities, including additional headcount reductions and office closures. Additionally, we dissolved our specialty turnaround services business, P2S ServTech, LLC (“P2S”), which is reported within discontinued operations..

Total pre-tax Restructuring charges recorded during 2020 were $16.7 million ($15.9 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination costs and other restructuring charges associated with the restructuring efforts described above. Total pre-tax Restructuring and related impairment charges since inception were $188.7 million ($171.6 million post-tax), including cash charges of $57.3 million and non-cash charges of $131.4 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We reduced headcount by approximately 830 employees as a result of these actions.

We expect to incur approximately $2 million of additional cash charges in 2021 related to this program. We continue to monitor the impact COVID-19 is having on the oil refining markets in the United States and stay-at-home or other restrictive orders in certain of our international operations. We are prepared to proactively respond to the situation and may take further restructuring actions as warranted, which could result in additional cash and non-cash restructuring charges. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international businesses.

See “Financial Statements and Supplementary Data” in Item 8 of this Report for further discussion regarding our recent strategic initiatives. See Note 4 to the consolidated financial statements contained in this Report for additional information on the charges related to our restructuring efforts.

Divestitures – Planned and Completed

Through our restructuring efforts to exit higher risk, low return markets and streamline our operations, we have divested, or planned to divest, certain businesses throughout our organization during 2021, 2020, 2019 and 2018:

i.	In December 2020, we initiated plans to sell our Energy Services operating segment. We currently believe it is probable that a sale of Energy Services will occur in 2021.

ii.	In February 2020, we sold our CIPP contracting entity in Spain. In connection with the sale, we entered into a five-year tube-supply agreement whereby the buyer will exclusively purchase our Insituform® CIPP liners. The buyer is also entitled to use the Insituform® trade name in Spain based on a trademark license granted for the same five-year time period.

iii.	In January 2020, we sold our CIPP contracting entity in Australia. In connection with the sale, we entered into a five-year tube-supply agreement whereby the buyer will exclusively purchase our Insituform® CIPP liners. The buyer is also entitled to use the Insituform® trade name in Australia based on a trademark license granted for the same five-year time period.

iv.

In October 2019, we sold our CIPP contracting operations of Insituform Netherlands. We retained certain assets relating to the wet-out facility in The Netherlands and will continue such operation in order to provide liners in continental Europe as part of our tube manufacturing and product sales business. In connection with the sale, we entered into a five-year tube supply agreement whereby the buyers will purchase our Insituform® CIPP liners.

v.

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

vi.

In June 2019, we initiated plans to sell Environmental Techniques, our contracting operation in Northern Ireland. The sale of the Northern Ireland contracting operation was temporarily suspended due to COVID-19, but we expect to recommence the sale process during the second half of 2021.

vii.

In November 2018, we sold substantially all of the fixed assets and inventory from our CIPP operations in Denmark. In connection with the sale, we entered into a five-year tube-supply agreement whereby the buyer will exclusively purchase our Insituform® CIPP liners. The buyer will also be entitled to use the Insituform® trade name in Denmark based on a trademark license granted for the same five-year time period.

viii.	In August 2018, we sold substantially all of the assets of Bayou and our ownership interest in Bayou Wasco Insulation LLC, which collectively had been held for sale as part of our restructuring efforts and reflected our desire to reduce further our exposure in the North American upstream oil and gas markets.

See Notes 1 and 6 to the consolidated financial statements contained in this Report for a detailed discussion regarding strategic initiatives and divestitures.

Results of Operations

In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment. This disposal represents a strategic shift to further reduce Aegion’s oil and gas exposure and drive greater focus on the Company’s portfolio of pipeline rehabilitation technologies. Energy Services has historically been a separate reportable segment with exclusive operations in the United States. As a result of this plan, the results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019 and 2018.

Overview

Revenues of  $807.8 million were generated in 2020, a decrease of 8.8% from 2019 revenues of $885.9 million. Through our restructuring efforts, we are exiting or divesting higher-risk, non-core businesses in Infrastructure Solutions and Corrosion Protection. Revenue from exited or to be exited operations totaled $15.3 million and $69.9 million in 2020 and 2019, respectively. Excluding the impact from these business exits, revenues on a same-store basis declined 2.9% in 2020 compared to 2019 primarily due to decreased project activities in Corrosion Protection due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices. Largely offsetting that decline, however, were improved gross margins and lower operating expenses in 2020 as compared to 2019 as a result of our restructuring actions and cost cutting efforts in response to COVID-19.

Infrastructure Solutions had lower revenues in 2020 compared to 2019 primarily due to exiting a majority of its international locations for CIPP contracting installation services. The cornerstone CIPP business in North America increased revenues and improved gross margins in 2020 as compared to 2019.

Corrosion Protection was negatively impacted in 2020 by lower revenues and related gross profit generated from our coating service operation in the Middle East, as larger, higher margin projects were completed in the prior year and newer projects were delayed due to COVID-19. Partially offsetting this decrease was increased revenues and improved operational performance from the Middle East industrial linings operations and efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in early 2020.

Significant Events

Restructuring – As part of the Restructuring, our continuing operations recorded pre-tax charges of $11.3 million ($8.0 million post-tax), $30.7 million ($28.5 million post-tax) and $29.2 million ($24.0 million post-tax) during 2020, 2019 and 2018, respectively. These charges include goodwill and intangible asset impairment charges of $1.4 million and $2.2 million, respectively, in 2018 related to the exits of Denmark and our cathodic protection activities in the Middle East. Our discontinued operations recorded pre-tax restructuring charges of $5.5 million, $1.7 million and $0.3 million in 2020, 2019 and 2018, respectively (see Note 4 to the consolidated financial statements contained in this Report).

Impairment of Assets Held for Sale – During 2020 and 2019, we recorded pre-tax losses on assets held for sale of $0.2 million ($0.1 million post-tax) and $23.4 million ($23.4 million post-tax), respectively, based on our expectation of fair value less cost to sell. Charges impacted both reportable segments as well as Corporate.

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $3.6 million ($1.4 million post-tax), $3.4 million ($2.7 million post-tax) and $7.0 million ($5.2 million post-tax) during 2020, 2019 and 2018, respectively, related to the our acquisition and divestiture activity. Expenses impacted both reportable segments as well as Corporate.

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

Operating Results

(dollars in thousands)	Years Ended December 31,			2020 vs 2019 Increase (Decrease)		2019 vs 2018 Increase (Decrease)
	2020	2019	2018	$	%	$	%
Revenues	$807,764	$885,887	$997,861	$(78,123)	(8.8)%	$(111,974)	(11.2)%
Gross profit	196,459	205,001	225,379	(8,542)	(4.2)%	(20,378)	(9.0)%
Gross profit margin	24.3%	23.1%	22.6%	N/A	120bp	N/A	50bp
Operating expenses	147,523	168,778	188,148	(21,255)	(12.6)%	(19,370)	(10.3)%
Goodwill impairment	—	—	1,389	—	—	(1,389)	N/M
Definite-lived intangible asset impairment	—	—	2,169	—	—	(2,169)	N/M
Impairment of assets held for sale	172	23,427	—	(23,255)	(99.3)%	23,427	N/M
Acquisition and divestiture expenses	3,614	3,375	7,004	239	7.1%	(3,629)	(51.8)%
Restructuring and related charges	4,162	8,188	6,660	(4,026)	(49.2)%	1,528	22.9%
Operating income	40,988	1,233	20,009	39,755	3224.2%	(18,776)	(93.8)%
Operating margin	5.1%	0.1%	2.0%	N/A	500bp	N/A	(190)bp
Income (loss) from continuing operations	24,800	(23,990)	(2,772)	48,790	(203.4)%	(21,218)	765.4%
Income (loss) from discontinued operations	(55,156)	4,542	5,859	(59,698)	N/M	(1,317)	(22.5)%
Net income (loss) attributable to Aegion Corporation	(31,861)	(20,892)	2,928	(10,969)	52.5%	(23,820)	(813.5)%

“N/A” represents not applicable.

“N/M” represents not meaningful.

2020 Compared to 2019

Revenues

Revenues decreased $78.1 million, or 8.8%, to $807.8 million in 2020 compared to $885.9 million in 2019. The decrease in revenues was due to: (i) a $49.9 million decrease in Corrosion Protection from lower revenue in our Middle East coating services operation due to larger projects that were completed in the prior year and lower revenues in our domestic cathodic protection operation from the exit of drilling activities as part of our restructuring activities; and (ii) a $28.2 million decrease in Infrastructure Solutions from decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts, partially offset by increased North American CIPP contracting installation services project activity.

Gross Profit and Gross Profit Margin

Gross profit decreased $8.5 million, or 4.2%, to $196.5 million in 2020 compared to $205.0 million in 2019. During 2020 and 2019, we recorded $2.0 million and $2.3 million of restructuring charges, respectively, related to inventory obsolescence at closed locations and we recorded a $4.4 million charge for estimated project warranty costs in Infrastructure Solutions during 2019. The decrease in gross profit and gross profit margin was due to an $8.7 million decrease in Corrosion Protection driven by the lower revenues noted above and reduced margins related to our coating services operation as larger, high margin projects in the Middle East were completed in the prior year and newer projects were delayed due to the impacts of COVID-19. Gross profit in Infrastructure Solutions improved $0.1 million from the prior year period due to improved productivity related to CIPP contracting installation services activity in our North American operation and the absence in 2020 of the project warranty charge recorded in 2019 noted above, substantially offset by lower revenues from international CIPP operations noted above.

Gross profit margin improved 120 basis points to 24.3% in 2020 compared to 23.1% in 2019. The increase was primarily due to: (i) improved productivity related to our North American CIPP contracting installation services activity; (ii) improved margins in our international CIPP operations as we exit or divest non-core operations; (iii) the absence in 2020 of the project warranty charge recorded in 2019 noted above; (iv) improvements in our U.S. cathodic protection operations as a result of previous restructuring actions; and (v) the positive impact of government subsidies in our Canadian and Asian operations. These increases were partially offset by lower margins generated from our coating services operation, most notably in the Middle East, as larger, higher margin projects were completed in the prior year.

Operating Expenses

Operating expenses decreased $21.3 million, or 12.6%, to $147.5 million in 2020 compared to $168.8 million in 2019. As part of our restructuring efforts, we recognized charges of $6.0 million and $9.9 million in 2020 and 2019, respectively. The decrease in operating expenses was primarily due to: (i) a $15.0 million decrease in Infrastructure Solutions from exiting CIPP contracting installation services in certain international locations in Europe and Asia, adopted cost savings initiatives such as reduced employer retirement plan contributions, and lower restructuring charges; and (ii) a $4.1 million decrease in Corrosion Protection mainly due to lower activity across the business and achieved cost savings resulting from actions such as headcount reductions and reduced employer retirement plan contributions; and (iii) a $2.2 million decrease in Corporate expenses from reduced spending and lower restructuring charges.

Operating expenses as a percentage of revenues were 18.3% and 19.1% in 2020 and 2019, respectively. The decrease, as a percentage of revenues, was primarily driven by lower restructuring charges and achieved cost savings resulting from actions such as headcount reductions, reduced employer retirement plan contributions, employee furloughs, the elimination of non-essential travel and reduction of discretionary spend in response to COVID-19.

Consolidated Net Loss

Consolidated net loss increased $11.0 million to a loss of $31.9 million in 2020 from a loss of $20.9 million in 2019. Included in consolidated net loss were the following pre-tax items: (i) restructuring charges of $11.3 million and $30.7 million in 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, early contract termination costs, inventory obsolescence, fixed asset disposals, reserves for potentially uncollectible receivables, release of cumulative currency translation adjustments and other related restructuring costs; (ii) goodwill impairment charges of $46.7 million in 2020 and restructuring charges of $5.5 million and $1.7 million in 2020 and 2019, respectively, related to our discontinued operations; (iii) impairment charges of $0.2 and $23.4 million in 2020 and 2019, respectively, related to assets held for sale; (iv) acquisition and divestiture expenses of $3.6 million and $3.4 million in 2020 and 2019, respectively; (v) warranty reserve charges of $4.4 million related to a project in Infrastructure Solutions in 2019; and (vi) credit facility amendment fees of $0.7 million in 2020.

The increase in consolidated net loss in 2020 compared to 2019 was primarily due to the above-referenced goodwill impairment charges recorded in the current year period, lower operating income from our discontinued operations and a decrease in Corrosion Protection due to lower revenues and related gross profit resulting from COVID-19, and lower revenues and related gross profit generated from our coating service operation in the Middle East, which completed larger, higher margin projects in 2019. Consolidated net loss was also impacted by higher interest expense and higher non-controlling interest income. Partially offsetting these declines were lower restructuring charges and the above-referenced warranty reserve and impairment charges related to assets held for sale recorded in the prior year period. Additionally, operating income from Infrastructure Solutions increased due to improved profitability from our North American CIPP operation and loss avoidance from certain divestitures of international CIPP operations.

2019 Compared to 2018

Revenues

Revenues decreased $112.0 million, or 11.2%, to $885.9 million in 2019 compared to $997.9 million in 2018. The decrease in revenues was due to: (i) a $98.7 million decrease in Corrosion Protection, driven by the sale of our pipe coating and insulation operation in 2018 and lower revenues in our Middle East coating services operation due to the absence of large coatings projects in 2019; and (ii) a $13.3 million decrease in Infrastructure Solutions from lower international revenues from our CIPP contracting installation services operations as we exit certain international markets and decreased Fusible PVC® project activity.

Gross Profit and Gross Profit Margin

Gross profit decreased $20.4 million, or 9.0%, to $205.0 million in 2019 compared to $225.4 million in 2018. During 2019 and 2018, we recorded restructuring charges of $2.3 million and $1.9 million, respectively, related primarily to inventory write offs. Additionally, we recorded a $4.4 million charge in 2019 for estimated project warranty costs related to a CIPP contracting installation project in our North American operation of Infrastructure Solutions and a $2.8 million charge in 2018 related to estimates for inventory obsolescence in our cathodic protection operation of Corrosion Protection. The decrease in gross profit was primarily due to a $32.0 million decrease in Corrosion Protection driven by decreased gross profits from our divested pipe coating and insulation operation and lower gross profit from our Middle East coating services operation. Partially offsetting this decrease was an increase of $11.7 million in Infrastructure Solutions primarily due to improved productivity in CIPP contracting installation services activity in our North American operation and loss avoidance from the divestiture of Denmark in 2018.

Gross profit margin improved 50 basis points to 23.1% in 2019 compared to 22.6% in 2018. The increase was primarily due to the improvements noted in Infrastructure Solutions above, partially offset by lower margins from our Middle East coating services operation in Corrosion Protection.

Operating Expenses

Operating expenses decreased $19.4 million, or 10.3%, to $168.8 million in 2019 compared to $188.1 million in 2018. As part of our restructuring efforts, we recognized charges of $9.9 million and $13.1 million in 2019 and 2018, respectively. The decrease in operating expenses was primarily due to: (i) a $13.0 million decrease in Corrosion Protection mainly due to our divested pipe coating and insulation operation, lower restructuring charges and cost savings achieved in connection with our restructuring actions; (ii) a $5.4 million decrease in Infrastructure Solutions from exiting CIPP contracting installation services in certain international locations in Europe and Asia, lower restructuring charges and achieved cost savings in North America; and (iii) a $1.0 million decrease in Corporate expenses from reduced spending and lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs.

Operating expenses as a percentage of revenues were 19.1% and 18.9% in 2019 and 2018, respectively.

Consolidated Net Income (Loss)

Consolidated net income (loss) decreased $23.8 million to a loss of $20.9 million in 2019 from income of $2.9 million in 2018. Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $32.3 million and $29.5 million in 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, early contract termination costs, inventory obsolescence, wind-down costs, release of cumulative currency translation adjustments and other restructuring costs; (ii) goodwill impairment charges of $1.4 million in 2018; (iii) definite-lived intangible asset impairment charges of $2.2 million in 2018; (iv) impairment charges of $23.4 million related to assets held for sale in 2019; (v) acquisition and divestiture expenses of $3.4 million and $7.0 million in 2019 and 2018, respectively; (vi) warranty reserve charges of $4.4 million related to a project in Infrastructure Solutions in 2019; (vii) a $2.8 million charge related to estimates for inventory obsolescence in Corrosion Protection in 2018; (viii) credit facility amendment fees of $2.2 million in 2018; and (ix) a loss on the sale of business of $7.0 million in 2018.

This decrease was due to lower operating income in Corrosion Protection due to: (i) our divested pipe coating and insulation operation; (ii) lower contributions from the high-margin, large projects in our Middle East coating services operation in 2018; and (iii) lower revenues and gross profit associated with our North American cathodic protection operations in 2019. Partially offsetting the decrease in consolidated net income was: (i) increased contributions from Infrastructure Solutions related to higher profitability from our North American CIPP operation and loss avoidance from the Denmark sale in 2018; (ii) decreased spending at Corporate; and (iii) a lower effective income tax rate due to positive return-to-provision true-ups in 2019 primarily related to foreign tax credits applied to the mandatory deemed repatriation from the TCJA. Consolidated net income in 2019, as compared to 2018, was also positively impacted by lower interest expense due to lower debt balances and the absence of the credit facility amendment fees recorded in 2018, but was negatively impacted by higher non-controlling interest income in 2019 and income of $1.3 million related to the release of a long-term retirement obligation in 2018.

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

The following table summarizes our consolidated backlog by segment (in millions):

	2020	2019	2018
Infrastructure Solutions (1)	$291.4	$303.2	$323.3
Corrosion Protection (2)	121.9	127.0	127.9
Continuing operations	413.3	430.2	451.2
Discontinued operations (3)	249.3	228.0	218.2
Total backlog	$662.6	$658.2	$669.4

(1)	December 31, 2020, 2019 and 2018 included backlog from exited or to-be exited operations of $5.3 million, $11.1 million and $30.7 million, respectively.
(2)	December 31, 2020, 2019 and 2018 included backlog from exited or to-be exited operations of $0.2 million, $2.4 million and $11.6 million, respectively.
(3)	In December 2020, our board of directors approved a plan to sell the former Energy Services operating segment, which is now reported as discontinued operations.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of December 31, 2020, 25.0% of our Corrosion Protection backlog related to these variable interest entities. The backlog related to variable interest entities in Infrastructure Solutions was de minimis. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.

Our discontinued operations generally enter into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates. Included within backlog are amounts that represent expected revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the customer. In a situation where a customer terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain circumstances, we may be entitled to allowable termination and cancellation costs. There were no significant cancellations in 2020, 2019 or 2018.

While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Contract backlog from continuing operations decreased $16.9 million, or 3.9%, to $413.3 million at December 31, 2020 from $430.2 million at December 31, 2019. The decrease in backlog was due primarily to a decrease in Infrastructure Solutions from the exit of certain international markets and market softness for our FRP contracting operations in the U.S. and Asia, and a decrease in Corrosion Protection as we exited certain drilling activities in our cathodic protection operations in North America late in 2019 and early 2020.

Consolidated customer orders from continuing operations, net of cancellations (“New Orders”), decreased $83.2 million, or 9.5%, to $796.5 million in 2020 compared to $879.7 million in 2019. New Orders from continuing operations in 2018 were $987.7 million.

Subject to factors discussed in Item 1A – “Risk Factors”, we estimate that approximately $ 398.3 million, or 96.4%, of backlog from continuing operations at December 31, 2020 will be realized as revenues in 2021.

Segment Results

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Years Ended December 31,			2020 vs 2019 Increase (Decrease)		2019 vs 2018 Increase (Decrease)
	2020	2019	2018	$	%	$	%
Revenues	$562,571	$590,797	$604,121	$(28,226)	(4.8)%	$(13,324)	(2.2)%
Gross profit	144,213	144,074	132,411	139	0.1%	11,663	8.8%
Gross profit margin	25.6%	24.4%	21.9%	N/A	120bp	N/A	250bp
Operating expenses	66,575	81,595	86,990	(15,020)	(18.4)%	(5,395)	(6.2)%
Goodwill impairment	—	—	1,389	—	—	(1,389)	N/M
Definite-lived intangible asset impairment	—	—	870	—	—	(870)	N/M
Impairment (gain) of assets held for sale	(1,087)	17,617	—	(18,704)	N/M	17,617	N/M
Acquisition and divestiture expenses	433	1,054	432	(621)	(58.9)%	622	144.0%
Restructuring and related charges	194	1,729	5,221	(1,535)	(88.8)%	(3,492)	(66.9)%
Operating income	78,098	42,079	37,509	36,019	85.6%	4,570	12.2%
Operating margin	13.9%	7.1%	6.2%	N/A	680bp	N/A	90bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

2020 Compared to 2019

Revenues

Revenues in Infrastructure Solutions decreased $28.2 million, or 4.8%, to $562.6 million in 2020 compared to $590.8 million in 2019. The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as we exit or divest non-core operations as part of our restructuring efforts; (ii) decreased FRP project activity in Asia where certain of our operations were either partially or fully closed for a period due to government stay-at-home orders in response to COVID-19; and (iii) decreased FRP orders in North America as a result of reduced commercial construction activity. These decreases were partially offset by increased North American activity for CIPP contracting installation services project activity.

Gross Profit and Gross Profit Margin

Gross profit in Infrastructure Solutions increased $0.1 million, or 0.1%, to $144.2 million in 2020 compared to $144.1 million in 2019. As part of our restructuring efforts, we recognized charges of $0.1 million and $0.5 million in 2020 and 2019, respectively. Additionally, we recorded a $4.4 million charge for estimated project warranty costs related to one CIPP contracting installation project in our North American operation in 2019. The increase in gross profit was primarily due to improved productivity related to CIPP contracting installation services activity in our North American operation and the project warranty charge in 2019 noted above, substantially offset by the lower international CIPP revenue noted above.

Gross profit margin improved 120 basis points to 25.6% in 2020 from 24.4% in 2019. Gross profit margin increased primarily due to the same factors impacting the changes in gross profit, as noted above. Also contributing to the increased gross profit margin was improved margins in our international CIPP operations as we exit or divest non-core operations and government wage subsidies that primarily benefited our Canadian CIPP operations and certain of our operations in Asia.

Operating Expenses

Operating expenses in Infrastructure Solutions decreased $15.0 million, or 18.4%, to $66.6 million in 2020 compared to $81.6 million in 2019. As part of our restructuring efforts, we recognized expense reversals of $0.4 million and charges of $5.3 million in 2020 and 2019, respectively, related to cost reduction efforts. The decrease in operating expenses was primarily due to: (i) exiting CIPP contracting installation services in certain international locations; (ii) lower restructuring charges noted above; (iii) savings in 2020 from the suspension of employer retirement plan contributions and other cost savings initiatives; and (iv) reduced activity in our FRP operations in response to lower revenues.

Operating expenses as a percentage of revenues were 11.8% and 13.8% in 2020 and 2019, respectively.

Operating Income and Operating Margin

Operating income in Infrastructure Solutions increased $36.0 million, or 85.6%, to $78.1 million in 2020 compared to $42.1 million in 2019. Operating margin improved to 13.9% in 2020 compared to 7.1% in 2019. Included in operating income were the following items: (i) restructuring expense reversals of $0.1 million and charges of $7.5 million in 2020 and 2019, respectively, related to severance, extension of benefits, employee assistance programs, wind-down and other restructuring costs; (ii) a $4.4 million charge in 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation; (iii) impairment reversals of $1.1 million and impairment charges of $17.6 million related to assets held for sale in 2020 and 2019, respectively; and (iv) divestiture related expenses of $0.4 million and $1.1 million in 2020 and 2019, respectively.

Operating income and operating margin increased primarily due to: (i) improved profitability from our North American CIPP operation due to increased revenues and crew productivity improvement; (ii) lower restructuring charges in 2020 compared to 2019; (iii) the absence in 2020 of the project warranty charge recorded in 2019 noted above; (iv) the timing of impairment charges and reversals related to assets held for sale noted above; and (v) lower operating expenses in connection with reduced employer retirement plan contributions and other actions. These increases were partially offset by decreased profitability from lower FRP project activity in our North American and Asian operations due to government stay-at-home orders and reduced commercial construction activity.

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

Gross Profit and Gross Profit Margin

Gross profit in Infrastructure Solutions increased $11.7 million, or 8.8%, to $144.1 million in 2019 compared to $132.4 million in 2018. As part of our restructuring efforts, we recorded restructuring charges of $0.5 million and $1.3 million in 2019 and 2018, respectively. Additionally, we recorded a $4.4 million charge in 2019 for estimated project warranty costs related to one CIPP contracting installation project in our North American operation. The increase in gross profit was primarily due to improved productivity in CIPP contracting installation services activity in our North American operation and loss avoidance from the divestiture of Denmark in 2018. Partially offsetting the increases were decreased contributions from our exited international CIPP contracting installation services operations, lower revenues and resulting gross profit from Fusible PVC® project activity and the product warranty charge in 2019 noted above.

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

Operating income and operating margin increased primarily due to: (i) improved profitability from our North American CIPP operation due to crew productivity improvements; (ii) increased revenues and achieved cost savings from our FRP operation in North America; (iii) loss avoidance from the divestiture of Denmark in 2018; and (iv) fewer restructuring charges noted above. These increases were partially offset by (i) impairment charges in 2019 related to held for sale assets; (ii) the project warranty charge in 2019 noted above; and (iii) decreased profitability from Fusible PVC® project activity in our North American operation.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Years Ended December 31,			2020 vs 2019 Increase (Decrease)		2019 vs 2018 Increase (Decrease)
	2020	2019	2018	$	%	$	%
Revenues	$245,193	$295,090	$393,740	$(49,897)	(16.9)%	$(98,650)	(25.1)%
Gross profit	52,246	60,927	92,968	(8,681)	(14.2)%	(32,041)	(34.5)%
Gross profit margin	21.3%	20.6%	23.6%	N/A	70bp	N/A	(300)bp
Operating expenses	54,735	58,808	71,799	(4,073)	(6.9)%	(12,991)	(18.1)%
Definite-lived intangible asset impairment	—	—	1,299	—	—	(1,299)	N/M
Impairment of assets held for sale	—	2,950	—	(2,950)	N/M	2,950	N/M
Acquisition and divestiture expenses	—	128	2,468	(128)	N/M	(2,340)	(94.8)%
Restructuring and related charges	3,644	4,676	1,119	(1,032)	(22.1)%	3,557	317.9%
Operating income (loss)	(6,133)	(5,635)	16,283	(498)	8.8%	(21,918)	(134.6)%
Operating margin	(2.5)%	(1.9)%	4.1%	N/A	(60)bp	N/A	(600)bp

“N/A” represents not applicable.

“N/M” represents not meaningful.

2020 Compared to 2019

Revenues

Revenues in Corrosion Protection decreased $49.9 million, or 16.9%, to $245.2 million in 2020 compared to $295.1 million in 2019. The decrease was primarily due to: (i) decreased revenue in the current year from large projects in the Middle East coating services operation that were completed in the prior year and newer projects that were delayed due to the impacts of COVID-19; (ii) decreased revenues in our domestic cathodic protection operation from the exit of drilling activities as part of our restructuring activities; (iii) decreased project activities across the segment due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices; and (iv) decreased international revenues from our cathodic protection and industrial linings operations as we exit non-core operations as part of our restructuring efforts. Partially offsetting the decreases was increased project activity from our Middle East industrial linings operation.

Gross Profit and Gross Profit Margin

Gross profit in Corrosion Protection decreased $8.7 million, or 14.2%, to $52.2 million in 2020 compared to $60.9 million in 2019. As part of our restructuring efforts, we recognized charges of $2.0 million and $1.9 million in 2020 and 2019, respectively, primarily related to inventory obsolescence at closed locations. The decrease in gross profit was primarily due to the lower revenues noted above, partially offset by an increase in gross profit from our Middle East industrial linings operations.

Gross profit margin improved 70 basis points to 21.3%  in 2020 from 20.6% in 2019. This increase was primarily due to improvements in our U.S. cathodic protection operations as a result of previous restructuring actions and the positive impact of government subsidies in our Canadian cathodic protection and industrial linings operations. Partially offsetting these increases was lower margins generated from our coating services operation, most notably in the Middle East, as larger, higher margin projects were completed in the prior year.

Operating Expenses

Operating expenses in Corrosion Protection decreased $4.1 million, or 6.9%, to $54.7 million in 2020 compared to $58.8 million in 2019. As a part of our restructuring efforts, we recognized charges of $3.9 million and $1.1 million in 2020 and 2019, respectively. The decrease in operating expenses was primarily due to: (i) savings from headcount reductions, the suspension of employer retirement plan contributions and other cost savings initiatives; (ii) government wage subsidies, primarily in Canada; and (iii) cost savings achieved in connection with restructuring actions in our cathodic protection operations in North America. Partially offsetting these decreases was an increase in restructuring charges in 2020 compared to 2019, as noted above.

Operating expenses as a percentage of revenues were 22.3% and 19.9% in 2020 and 2019, respectively. The increase, as a percentage of revenues, was primarily driven by the lower revenues resulting from COVID-19 and reduced customer spending in the wake of reduced oil prices, as noted above.

Operating Loss and Operating Margin

Operating loss in Corrosion Protection increased $0.5 million to a loss of $6.1 million in 2020 compared to a loss of $5.6 million in 2019. Operating margin declined 60 basis points to (2.5)% in 2020 compared to (1.9)% in 2019. Included in operating loss were the following items: (i) restructuring charges of $9.5 million and $7.7 million in 2020 and 2019, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, inventory obsolescence and other restructuring costs; (ii) divestiture related expenses $0.1 million in 2019; and (iii) impairment charges of $3.0 million in 2019 related to assets held for sale.

The increased operating loss and reduced operating margin were primarily the result of: (i) lower revenues and related gross profit resulting from COVID-19 and reduced oil prices; (ii) lower revenues and related gross profit generated from our coating service operation in the Middle East, as larger, higher margin projects were completed in the prior year and newer projects were delayed due to COVID-19; and (iii) higher restructuring charges in 2020 compared to 2019. These decreases were partially offset by (i) impairment charges related to assets held for sale recorded in 2019; (ii) increased revenues and improved operational performance from the Middle East industrial linings operations; (iii) efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in early 2020; (iv) lower operating expenses in connection with reduced employer retirement plan contributions, headcount reductions and other actions; and (v) government wage subsidies, primarily benefiting our Canadian cathodic protection and industrial linings operations.

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

Gross Profit and Gross Profit Margin

Gross profit in Corrosion Protection decreased $32.0 million, or 34.5%, to $60.9 million in 2019 compared to $93.0 million in 2018. As part of our restructuring efforts, we recognized charges of $1.9 million and $0.6 million in 2019 and 2018, respectively. Additionally, we incurred non-cash charges of $2.8 million in 2018 related to estimates for inventory obsolescence in our cathodic protection operations. The decrease in gross profit was primarily due to (i) a $5.0 million decrease in gross profit related to our divested pipe coating and insulation operation; (ii) lower revenues and gross margins associated with our coating services operation, most notably in the Middle East, as larger projects contributing to the prior year results were completed; (iii) lower gross profit associated with our U.S. cathodic protection operations, which experienced lower revenues, project delays and other inefficiencies; and (iv) decreased gross profit from certain international industrial linings and cathodic protection operations as we exit or divest non-core operations as part of our restructuring efforts. Gross profit was also negatively impacted by lower revenues from our Canadian cathodic protection operations, as noted above, but was partially offset by increased revenues and strong operational performance from the U.S. and Middle East industrial linings operations.

Gross profit margin declined 300 basis points to 20.6% in 2019 from 23.6% in 2018. This decrease was primarily due to lower margins generated from our Middle East coating services operation, our U.S. cathodic protection operation and certain international industrial linings and cathodic protection operations being exited as part of our restructuring efforts, as noted above.

Operating Expenses

Operating expenses in Corrosion Protection decreased $13.0 million, or 18.1%, to $58.8 million in 2019 compared to $71.8 million in 2018. As a part of our restructuring efforts, we recognized charges of $1.1 million and $4.5 million in 2019 and 2018, respectively. The decrease in operating expenses was primarily due to: (i) a $3.9 million decrease related to our divested pipe coating and insulation operation; (ii) fewer restructuring charges, as noted above; (iii) cost savings achieved in connection with our restructuring actions; and (iv) lower incentive compensation expense.

Operating expenses as a percentage of revenues were 19.9% and 18.2% in 2019 and 2018, respectively. The increase from 2018 to 2019, as a percentage of revenues, was primarily driven by the lower revenues generated from our coating services operation in 2019, as noted above.

Operating Income (Loss) and Operating Margin

Operating income (loss) in Corrosion Protection decreased $21.9 million to a loss of $5.6 million in 2019 compared to income of $16.3 million in 2018. Operating margin declined 600 basis points to (1.9)% in 2019 compared to 4.1% in 2018. Included in operating income (loss) were the following items: (i) restructuring charges of $7.7 million and $7.6 million in 2019 and 2018, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, early lease termination, wind-down and other restructuring costs; (ii) divestiture related expenses of $0.1 million and $2.5 million in 2019 and 2018, respectively, primarily related to the sale of our pipe coating and insulation operation; (iii) impairment charges of $3.0 million in 2019 related to assets held for sale; and (iv) a $2.8 million non-cash charge related to estimates for inventory obsolescence in 2018.

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

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Years Ended December 31,			2020 vs 2019 Increase (Decrease)		2019 vs 2018 Increase (Decrease)
	2020	2019	2018	$	%	$	%
Revenues	$—	$—	$—	$—	—	$—	—
Gross profit	—	—	—	—	—	—	—
Gross profit margin	—	—	—	—	—	—	—
Operating expenses	26,213	28,375	29,359	(2,162)	(7.6)%	(984)	(3.4)%
Impairment of assets held for sale	1,259	2,860	—	(1,601)	(56.0)%	2,860	N/M
Acquisition and divestiture expenses	3,181	2,193	4,104	988	45.1%	(1,911)	(46.6)%
Restructuring and related charges	324	1,783	320	(1,459)	(81.8)%	1,463	457.2%
Operating loss	(30,977)	(35,211)	(33,783)	4,234	(12.0)%	(1,428)	4.2%
Operating margin	N/A	N/A	N/A	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

“N/M” represents not meaningful.

2020 Compared to 2019

Operating Expenses

Operating expenses in 2020 decreased $2.2 million, or 7.6% compared to 2019. As part of our restructuring efforts, we recognized charges of $2.4 million and $3.4 million in 2020 and 2019, respectively. The decrease in operating expenses was mainly due to: (i) savings from the suspension of employer retirement plan contributions, headcount reductions and other cost savings initiatives; (ii) lower restructuring charges, as noted above; and (iii) lower activity across the business in response to lower revenues. Corporate operating expenses as a percentage of consolidated revenues were 3.2% in both 2020 and 2019.

Operating Loss

Operating loss in Corporate decreased $4.2 million, or 12.0%, to $31.0 million in 2020 compared to $35.2 million in 2019. Included in operating loss were the following items: (i) restructuring charges of $2.7 million and $5.2 million in 2020 and 2019, respectively, related to severance, extension of benefits, employee assistance programs, wind-down and other restructuring costs; (ii) impairment charges of $1.3 million and $2.9 million in 2020 and 2019, respectively, related to assets held for sale; and (iii) divestiture related expenses of $3.2 million in 2020 related primarily to expenses incurred in connection with the divestitures of Australia and Spain and the planned divestiture of Energy Services, and $2.2 million in 2019 related primarily to expenses incurred in connection with the divestitures in Europe and Australia.

In addition to the differences related to restructuring, impairments and divestiture expenses noted above, operating loss decreased due to the same factors impacting the changes noted in operating expenses.

2019 Compared to 2018

Operating Expenses

Operating expenses in 2019 decreased $1.0 million, or 3.4% compared to 2018. As part of our restructuring efforts, we recognized charges of $3.4 million and $1.3 million in 2019 and 2018, respectively. The decrease in operating expenses was primarily due to reduced spending and other cost reduction initiatives as a result of the Restructuring and lower medical and prescription drug expenses as a result of improved claims history and changes to the structure of our medical plan to reduce costs. Partially offsetting those decreases were higher restructuring charges as noted above and higher incentive compensation expense. Corporate operating expenses as a percentage of consolidated revenues were 3.2% and 2.9% in 2019 and 2018, respectively.

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

Operating loss increased due to higher restructuring charges and the impairment charges related to held for sale assets noted above, partially offset by lower operating expenses described above.

Other Income (Expense)

Interest Income and Expense

Interest income increased $0.1 million in 2020 compared to 2019 primarily due to a higher interest rate received on the $8.0 million note receivable acquired in the Bayou sale. Interest expense increased $1.1 million in 2020 to $12.5 million compared to $11.4 million in 2019 primarily due to higher borrowing costs under our amended Credit Facility due to an increase in interest rates, partially offset by reduced loan principal balances. Additionally, we recorded expenses of $0.7 million during 2020 related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs.

Interest income increased $0.5 million in 2019 compared to 2018 primarily due to interest received on the $8.0 million note receivable acquired in the Bayou sale during the third quarter of 2018. Interest expense decreased $3.3 million in 2019 to $11.4 million compared to $14.7 million in 2018. During 2018, we recognized expenses of $2.2 million related to certain arrangement and other fees associated with amending our credit facility as well as the write-off of previously unamortized deferred financing costs. The remaining decrease in interest expense was due to reduced loan principal balances in 2019 as compared to 2018.

Other Income (Expense)

Other income was $0.4 million in 2020, which included: (i) income of $0.9 million related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals; and (ii) foreign currency transaction losses.

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

Taxes on Income (Loss)

Tax expense on pre-tax income from continuing operations in 2020 was $5.3 million compared to tax expense of $4.0 million on a pre-tax loss in 2019. Our effective tax rate was 17.5% in 2020 compared to negative 20.1% in 2019. The effective rate for 2020 was positively impacted by the release of valuation allowances primarily related to certain net operating losses and deferred tax assets, partially offset by state income tax expense on distributions from previously taxed income.

Tax expense on the pre-tax loss from continuing operations in 2019 was $4.0 million compared to a $1.3 million tax benefit on a pre-tax loss in 2018. Our effective tax rate was negative 20.1% in 2019 compared to 31.8% in 2018. The effective tax rate for 2019 was unfavorably impacted by: (i) significant pre-tax charges primarily related to impairments of held for sale assets and the release of cumulative currency translation adjustments, which were not deductible for tax purposes; and (ii) valuation allowances recorded on certain net operating losses and deferred tax assets in domestic and foreign jurisdictions where we are unlikely to recognize these benefits. Partially offsetting the negative factors was a $1.7 million of return-to-provision true-up primarily related to foreign tax credits applied to the mandatory deemed repatriation from the TCJA.

The effective tax rate in 2018 was positively impacted by: (i) a $1.9 million adjustment to the mandatory deemed repatriation tax on foreign earnings; and (ii) a $1.5 million discrete item related to employee share-based awards that vested during 2018. Together, the adjustment to the repatriation tax and the discrete item had a 85.0% benefit to the effective tax rate during 2018. Partially offsetting the benefits were valuation allowances recorded on certain net operating losses in foreign jurisdictions for which no income tax benefit can be recognized.

Non-controlling Interests

Income attributable to non-controlling interests was $1.5 million, $1.4 million and $0.2 million in 2020, 2019 and 2018, respectively. In 2020 and 2019, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia. In 2018, income from our Corrosion Protection joint ventures in Oman and Louisiana and our Infrastructure Solutions joint ventures in Asia were partially offset by losses from our Corrosion Protection joint venture in Mexico.

Liquidity and Capital Resources

COVID-19 Considerations

In March 2020, the CARES Act was signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the year ended December 31, 2020. However, we have deferred payments of $12.2 million as of December 31, 2020 related to the timing of employer payroll taxes and a $0.4 million tax benefit related to the carryback of the 2019 U.S. net operating loss, as permitted by the CARES Act.

Due to the continued developing impacts and uncertainties of the COVID-19 pandemic, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations and financial condition cannot be predicted. While management is unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments and lower operating cash flows for the first half of 2021. Because the COVID-19 pandemic is an evolving situation, management will continue to monitor the business impact and may take further actions that are deemed appropriate in light of the circumstances.

Sources and Uses of Cash

Our primary source of cash is operating activities, which include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At December 31, 2020, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

We also occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. In April and November 2020, we amended our credit facility to include more flexible financial covenants, which based on current projections, provide us with additional expected borrowing capacity over the next twelve months of more than $90 million.

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital, and debt service.

During 2020, capital expenditures were primarily used to support our Infrastructure Solutions North American CIPP business and expand our Corrosion Protection businesses in the Middle East. For 2021, we anticipate that we will spend approximately $25 million for capital expenditures, which is above the 2020 levels that were minimized in response to cash preservation measures taken in the wake of COVID-19.

We repurchased 503,969 shares of Aegion’s common stock, including both open market repurchases and those in connection with equity compensation programs for employees, for $9.1 million in 2020. All shares repurchased during 2020 were funded through available cash. Shares repurchased in the open market are done so in accordance with applicable regulatory requirements and subject to cash availability, market conditions and other factors. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. From March 2020 to October 2020, our board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. As of December 31, 2020, our board of directors had authorized the open market repurchase of up to 2,125,975 shares; however, as a result of the definitive merger agreement with affiliates of New Mountain Capital, L.L.C., we terminated the open market share repurchase program effective February 16, 2021. See Note 10 to the consolidated financial statements contained in this Report for additional information regarding our stock repurchase plans.

As part of our Restructuring, we utilized cash of $16.0 million during 2020 and $53.1 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. Cumulatively, we have incurred both cash and non-cash charges of $188.7 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect to incur approximately $2 million of additional cash charges in 2021 related to the program. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

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

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$110,715	$78,814	$39,669
Net cash provided by (used in) investing activities	(14,663)	(27,726)	1,165
Net cash used in financing activities	(67,121)	(66,757)	(60,448)
Effect of exchange rate changes on cash	460	(2,995)	(4,045)
Net increase (decrease) in cash, cash equivalents and restricted cash for the year	$29,391	$(18,664)	$(23,659)

Cash Flows from Operating Activities

Cash flows from operating activities provided $110.7 million and $78.8 million in 2020 and 2019, respectively. The increase in operating cash flow from 2020 to 2019 was primarily due to improved working capital management as we provided $19.4 million of cash in 2020 compared to $8.3 million in 2019. Additionally, operating cash flow provided by discontinued operations increased to $18.5 million in 2020 compared to $18.9 million in 2019 primarily due to the same working capital improvements. Cash flows during 2020 and 2019 were negatively impacted by $16.0 million and $13.8 million, respectively, in cash payments related to our restructuring activities, but positively impacted by $12.2 million of deferred payments in 2020 related to the timing of employer payroll taxes as permitted by the CARES Act.

Cash flows from operating activities provided $78.8 million and $39.7 million in 2019 and 2018, respectively. This increased inflow was primarily attributed to improved working capital management in 2019, especially as it relates to accounts receivable collections in the U.S. as well as settling international accounts receivable as part of our restructuring efforts. Working capital used $16.7 million of cash during 2018 primarily due to customer prepayments received in 2017 related to large Middle East coating projects executed in 2018. Additionally, cash flows in 2018 were negatively impacted by $14.8 million in cash payments related to our restructuring activities.

Cash Flows from Investing Activities

Cash flows from investing activities used cash of $14.7 million and $27.7 million in 2020 and 2019, respectively, and provided $1.2 million of cash in 2018. Our continuing operations used $16.6 million in cash for capital expenditures in 2020 compared to $25.3 million in 2019 and $27.5 million in 2018. In 2020, $0.6 million of non-cash capital expenditures were included in accounts payable and accrued expenses as compared to $0.9 million in both 2019 and 2018. Capital expenditures in 2020, 2019 and 2018 were partially offset by $1.6 million, $1.3 million and $3.0 million, respectively, in proceeds received from asset disposals. During 2020, we received $3.6 million from the divestitures of the CIPP contracting operations in Australia and Spain. During 2018, we received $37.9 million from the sale of Bayou and we used $6.0 million for a small acquisition. Our discontinued operations used cash from investing activities of $3.0 million, $3.4 million and $3.0 million in 2020, 2019 and 2018, respectively, primarily for capital expenditures. Our discontinued operations also used $3.0 million for a small acquisition in 2018.

Cash Flows from Financing Activities

Cash flows from financing activities used $67.1 million during 2020 compared to $66.8 million used in 2019. In 2020 and 2019, we used cash of $9.1 million and $29.4 million to repurchase 0.5 million and 1.7 million shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 10 to the consolidated financial statements contained in this report. During 2020, we had net repayments on the line of credit of $24.0 million, and we used cash of $32.0 million to pay down the principal balance of our term loan. During 2019, we had net repayments on the line of credit of $7.0 million, and we used cash of $28.4 million to pay down the principal balance of our term loan. During 2018, we used cash of $25.8 million to repurchase 1.2 million shares of our common stock. We also had net repayments on the line of credit of $7.0 million, which included a $35.0 million repayment from the proceeds on the Bayou sale, net of borrowings of $28.0 million for domestic working capital needs, and we used cash of $26.3 million to pay down the principal balance of our term loan.

Financial Condition

The following table presents our capitalization (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$94,848	$64,874
Restricted cash	765	1,348
Total long-term debt	219,799	276,432
Total equity	408,365	435,093
Total capitalization (debt plus equity)	628,164	711,525
Debt to total capitalization	35%	39%

Cash and Cash Equivalents

Our cash balances are located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $23.3 million, or 24.6%, of our cash was denominated in currencies other than the United States dollar as of December 31, 2020. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Certain provisions within the TCJA effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income that are not taxed at a minimum level. At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at December 31, 2020.

Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe.

Long-Term Debt

In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018, April 2020 and November 2020, we amended this facility (the “amended Credit Facility”). At December 31, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $308.4 million term loan facility, each with a maturity date in February 2023.

In April 2020, we amended our credit facility to provide additional liquidity and to ensure ongoing debt covenant compliance as a proactive measure to manage the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic. In November 2020, based on management’s revised confidence with future cash flows, we further amended our credit facility to secure more favorable interest rates and maintain flexibility to manage through downside risk. Through these amendments, the amended Credit Facility now includes more flexible financial covenants and allows for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on our open market share repurchase program and repurchases of common stock in connection with our equity compensation programs for employees.

During 2020, we paid expenses of $2.2 million associated with the amended Credit Facility, $1.7 million related to up-front lending fees and $0.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations in 2020. In addition, we had $1.9 million in unamortized loan costs associated with the amended Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations in 2020. During 2018, we paid expenses of $3.1 million associated with the amended Credit Facility, $1.4 million related to up-front lending fees and $1.7 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations in 2018. In addition, we had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.6 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations in 2018.

Our indebtedness at December 31, 2020 consisted of $221.7 million outstanding from the term loan under the amended Credit Facility. Additionally, we had $0.8 million of debt held by our joint ventures (representing funds loaned by our joint venture partners). During 2020, we repaid $24.0 million on the line of credit as a result of focused working capital management and strong operating cash flows.

As of December 31, 2020, we had $30.8 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $11.2 million was collateral for the benefit of certain of our insurance carriers and $19.6 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

In March 2018, we entered into an interest rate swap forward agreement that began in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires us to make a monthly fixed rate payment of 2.937% calculated on the amortizing $170.6 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of our term loan from the amended Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all debt and financial covenants at December 31, 2020 and expect continued compliance for the foreseeable future.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. At December 31, 2020, we had the capacity to borrow up to $118.2 million of additional debt under our amended Credit Facility.

See Note 9 to the consolidated financial statements contained in this Report for additional information and disclosures regarding our long-term debt.

Disclosure of Contractual Obligations and Commercial Commitments

We have entered into various contractual obligations and commitments. Contractual obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 13 to the consolidated financial statements contained in this Report for further discussion regarding our commitments and contingencies.

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2020. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

	Payments Due by Period
Cash Obligations (1) (2) (3) (4) (5)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$222,467	$25,811	$30,844	$165,812	$—	$—	$—
Interest on long-term debt	8,609	4,321	3,753	535	—	—	—
Operating leases	59,591	16,380	13,536	10,784	7,511	4,415	6,965
Total contractual cash obligations	$290,667	$46,512	$48,133	$177,131	$7,511	$4,415	$6,965

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
(3)

Liabilities related to FASB ASC 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled. As of December 31, 2020, we had income tax receivable and income tax payable of $5.1 million and $1.4 million, respectively, recorded on our consolidated balance sheet.

(4)	There were no material purchase commitments at December 31, 2020.
(5)

Amounts exclude approximately $2 million of cash charges expected to be incurred in 2021 related to our Restructuring and between $2 million and $3 million in cash charges expected to be incurred in 2021 related to the divestiture of Energy Services.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $290.7 million at December 31, 2020. We have no other off-balance sheet financing arrangements or commitments. See Note 13 to the consolidated financial statements contained in this Report regarding commitments and contingencies.

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

We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2020 and 2019 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

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

Impairment Review – Third Quarter 2020

The oil and gas industry experienced an unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic. These market conditions significantly impacted a portion of our business, with a more severe impact to the refinery industry on the United States West Coast. Customers in our Energy Services reporting unit revised their capital and maintenance budgets in order to adjust spending levels in response to the lower commodity prices and lower fuel demand, and we experienced significant activity reductions and pricing pressure for our services, which management expects to continue for the foreseeable future. Given the prolonged uncertainty, management performed a market assessment of the Energy Services reporting unit during the third quarter of 2020 and concluded that sustained low oil prices and lower fuel demand would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2020 and into 2021. As a result, we determined a triggering event had occurred and evaluated the fair value of long-lived assets in our Energy Services reporting unit in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”).

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

Impairment Review – Fourth Quarter 2020

In December 2020, our board of directors approved a plan to sell the Energy Services operating segment. The decision to divest the segment represented a triggering event and we evaluated the fair value of the Energy Services disposal group in accordance with FASB ASC 360 and determined fair value exceeded carrying value less costs to sell; thus, no impairment was recorded.

The fair value estimates described above were determined using similar inputs as our fourth quarter 2020 Energy Services goodwill impairment analysis discussed below.

Goodwill

Under FASB ASC 350, Goodwill and Other (“FASB ASC 350”), we conduct an impairment test of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

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

The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, revenue growth rates, EBITDA growth, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital, or changes in operating performance.

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

Impairment Review – Third Quarter 2020

Given the prolonged uncertainty in the oil and gas markets and the market assessment of the Energy Services reporting unit discussed above, we evaluated the goodwill of our Energy Services reporting unit during the third quarter of 2020 and determined that a triggering event had occurred. As such, we engaged a third-party valuation firm and performed a goodwill impairment review for our Energy Services reporting unit. In accordance with the provisions of FASB ASC 350, we determined the fair value of the reporting unit and compared such fair value to the carrying value of the reporting unit. For the Energy Services reporting unit, carrying value exceeded fair value by 31.3%.

Significant assumptions used in our goodwill review included discount rate, revenue growth rates, operating margins, EBITDA growth, terminal value growth rate and peer group EBITDA multiples.

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

Based on the impairment analysis, we determined that recorded goodwill at the Energy Services reporting unit was impaired by $39.4 million, which was recorded to “Income (loss) from discontinued operations” in the Consolidated Statement of Operations during the third quarter of 2020. As of September 30, 2020, we had remaining Energy Services goodwill of $7.3 million. See discussion below and in Note 6 to the consolidated financial statements contained in this Report for goodwill testing performed on the Energy Services disposal group during the fourth quarter of 2020.

Annual Impairment Assessment – October 1, 2020

We had six reporting units for purposes of assessing goodwill at October 1, 2020 as follows: Municipal Pipe Rehabilitation, Fyfe, Corrpro, United Pipeline Systems, Coating Services and Energy Services.

Significant assumptions used in our October 2020 goodwill review included: (i) discount rates ranging from 12.7% to 15.7%; (ii) annual revenue growth rates generally ranging from 2.2% to 8.9%; (iii) EBITDA growth; (iv) operating margin stability in the short term related to certain reporting units affected by COVID-19 and the Restructuring, but slightly increased operating margins long term; and (v) peer group EBITDA multiples.

Our assessment of each reporting unit’s fair value in relation to its respective carrying value yielded: (i) no reporting units with a fair value below carrying value; (ii) one reporting unit with a fair value within 10 percent of its carrying value; and (iii) one reporting unit with a fair value within 15 percent of its carrying value. The reporting unit with a fair value within 10 percent of its carrying value was the Energy Services reporting unit, which recorded a partial goodwill impairment and adjusted its carrying value to fair value during the third quarter of 2020. The reporting unit with a fair value within 15 percent of its carrying value was the Fyfe reporting unit, which had $9.8 million of goodwill recorded at the impairment testing date. During 2020, the Fyfe reporting unit was negatively affected by COVID-19 and the impact it had on worldwide construction industries as well as extended stay-at-home orders and economic downturns in certain international operations. Projected cash flows were based on improvements in the construction industry during 2021 and into 2022, especially in certain Asian markets. If these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.

Impairment Review – Fourth Quarter 2020

In December 2020, our board of directors approved a plan to sell the Energy Services operating segment. The decision to divest the segment represented a triggering event for the Energy Services reporting unit (disposal group) goodwill. As such, we engaged a third-party valuation firm and performed a goodwill impairment review.

In accordance with the provisions of FASB ASC 350, we determined the fair value of the reporting unit (disposal group) and compared such fair value to the carrying value of the reporting unit (disposal group). For the Energy Services reporting unit (disposal group), carrying value exceeded fair value. As a result, we determined that recorded goodwill at the Energy Services reporting unit (disposal group) was fully impaired and recognized a pre-tax, non-cash charge of $7.3 million during the fourth quarter of 2020, which was recorded to “Income (loss) from discontinued operations” in the Consolidated Statement of Operations.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2020 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2020 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At December 31, 2020, the estimated fair value of our long-term debt was approximately $219.2 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2020 would result in a $0.6 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2020, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $2.3 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2020, there were no material foreign currency hedge instruments outstanding. See Note 15 to the consolidated financial statements contained in this Report for additional information and disclosures regarding our derivative financial instruments.

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

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based on the criteria set forth in Internal Control – Integrated Framework (2013), management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Charles R. Gordon
Charles R. Gordon President and Chief Executive Officer (Principal Executive Officer)

/s/ David F. Morris
David F. Morris Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aegion Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aegion Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing  separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Fyfe Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $210.7 million as of December 31, 2020, and the goodwill associated with the Fyfe reporting unit was $9.8 million. Management conducts an impairment test of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the fair value of a reporting unit is less than its carrying value. Fair value of reporting units is estimated using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in estimating the fair value assigned to each reporting unit. The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, revenue growth rates, EBITDA growth, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Significant assumptions used in management’s goodwill review included discount rate, revenue growth rates, EBITDA growth, operating margins, and peer group EBITDA multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Fyfe reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rate, revenue growth rates, EBITDA growth, operating margins, and peer group EBITDA multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Fyfe reporting unit. These procedures also included, among others (i) testing management’s process for estimating the fair value; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of the underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to discount rate, revenue growth rates, EBITDA growth, operating margins, and peer group EBITDA multiples. Evaluating management’s assumptions related to revenue growth rates, EBITDA growth, and operating margins involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the significant assumptions related to the discount rate and peer group EBITDA multiples.

Goodwill and Disposal Group Impairment Assessments – Energy Services

As described in Notes 2 and 8 to the consolidated financial statements, management evaluated the goodwill of its Energy Services reporting unit during the third quarter of 2020. Management determined that recorded goodwill was impaired by $39.4 million, which was recorded during the third quarter of 2020. As described in Note 6, in December 2020, the Company’s board of directors approved a plan to sell the Energy Services operating segment. As a result, management performed a goodwill impairment review and determined that recorded goodwill at the Energy Services reporting unit was fully impaired and recognized a charge of $7.3 million during the fourth quarter of 2020. Management also evaluated the fair value of the Energy Services disposal group and determined fair value exceeded carrying value less cost to sell; thus, no impairment was recorded. Management conducts an impairment test of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the fair value of a reporting unit is less than its carrying value. Fair value of the reporting unit and disposal group are estimated using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in estimating the fair value assigned. The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, revenue growth rates, EBITDA growth, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Significant assumptions used in management’s goodwill and disposal group impairment assessments included discount rates, revenue growth rates, operating margins, EBITDA growth, terminal value growth rates, and peer group EBITDA multiples.

The principal considerations for our determination that performing procedures relating to the goodwill and disposal group impairment assessments for Energy Services is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit and disposal group; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates, revenue growth rates, operating margins, EBITDA growth, terminal value growth rates, and peer group EBITDA multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and disposal group impairment assessments, including controls over the valuation of the Energy Services reporting unit and disposal group. These procedures also included, among others (i) testing management’s process for estimating the fair values; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of the underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rates, revenue growth rates, operating margins, EBITDA growth, terminal value growth rates, and peer group EBITDA multiples. Evaluating management’s assumptions related to revenue growth rates, operating margins, EBITDA growth, and terminal value growth rates involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting unit and disposal group; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the significant assumptions related to the discount rates and peer group EBITDA multiples.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

March 10, 2021

We have served as the Company’s auditor since 2002.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues	$807,764	$885,887	$997,861
Cost of revenues	611,305	680,886	772,482
Gross profit	196,459	205,001	225,379
Operating expenses	147,523	168,778	188,148
Goodwill impairment	—	—	1,389
Definite-lived intangible asset impairment	—	—	2,169
Impairment of assets held for sale	172	23,427	—
Acquisition and divestiture expenses	3,614	3,375	7,004
Restructuring and related charges	4,162	8,188	6,660
Operating income	40,988	1,233	20,009
Other income (expense):
Interest expense	(12,483)	(11,358)	(14,709)
Interest income	1,125	1,038	516
Other	437	(10,893)	(9,881)
Total other expense	(10,921)	(21,213)	(24,074)
Income (loss) before taxes (benefit)	30,067	(19,980)	(4,065)
Taxes (benefit) on income (loss)	5,267	4,010	(1,293)
Income (loss) from continuing operations	24,800	(23,990)	(2,772)
Income (loss) from discontinued operations	(55,156)	4,542	5,859
Net income (loss)	(30,356)	(19,448)	3,087
Non-controlling interests income	(1,505)	(1,444)	(159)
Net income (loss) attributable to Aegion Corporation	$(31,861)	$(20,892)	$2,928

Earnings (loss) per share attributable to Aegion Corporation:
Basic:
Income (loss) from continuing operations	$0.76	$(0.82)	$(0.09)
Income (loss) from discontinued operations	(1.80)	0.15	0.18
Net income (loss)	$(1.04)	$(0.67)	$0.09
Diluted:
Income (loss) from continuing operations	$0.75	$(0.82)	$(0.09)
Income (loss) from discontinued operations	(1.77)	0.15	0.18
Net income (loss)	$(1.02)	$(0.67)	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(30,356)	$(19,448)	$3,087
Other comprehensive income (loss):
Currency translation adjustments	7,432	13,915	(14,651)
Deferred loss on hedging activity, net of tax (1)	(4,496)	(6,237)	(1,621)
Pension activity, net of tax (2)	(138)	(33)	(654)
Total comprehensive loss	(27,558)	(11,803)	(13,839)
Comprehensive income attributable to non-controlling interests	(1,456)	(1,493)	(1)
Comprehensive loss attributable to Aegion Corporation	$(29,014)	$(13,296)	$(13,840)

(1)	Amounts presented net of tax of $0, $164 and $(48) for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)	Amounts presented net of tax of $(33), $8 and $(134) for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$94,848	$64,874
Restricted cash	765	1,348
Receivables, net of allowances of $4,004 and $6,404, respectively	133,394	153,484
Retainage	32,807	33,103
Contract assets	44,026	42,973
Inventories	44,889	57,193
Prepaid expenses and other current assets	33,675	31,329
Assets held for sale	92,850	168,799
Total current assets	477,254	553,103
Property, plant & equipment, less accumulated depreciation	92,900	94,886
Other assets
Goodwill	210,665	208,858
Intangible assets, less accumulated amortization	58,869	67,875
Operating lease assets	52,421	60,246
Deferred income tax assets	448	1,216
Other non-current assets	8,890	9,329
Total other assets	331,293	347,524
Total Assets	$901,447	$995,513

Liabilities and Equity
Current liabilities
Accounts payable	$51,469	$54,100
Accrued expenses	59,664	67,852
Operating lease liabilities	14,147	14,204
Contract liabilities	37,569	37,517
Current maturities of long-term debt	25,811	32,803
Liabilities held for sale	36,148	37,900
Total current liabilities	224,808	244,376
Long-term debt, less current maturities	193,988	243,629
Other liabilities
Operating lease liabilities	38,724	46,059
Deferred income tax liabilities	10,344	11,254
Other non-current liabilities	25,218	15,102
Total other liabilities	74,286	72,415
Total liabilities	493,082	560,420

(See Commitments and Contingencies: Note 13)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 30,640,150 and 30,715,959, respectively	306	307
Additional paid-in capital	102,001	101,148
Retained earnings	327,137	358,998
Accumulated other comprehensive loss	(29,847)	(32,694)
Total stockholders’ equity	399,597	427,759
Non-controlling interests	8,768	7,334
Total equity	408,365	435,093
Total Liabilities and Equity	$901,447	$995,513

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except number of shares)

	Years Ended December 31,
	2020	2019	2018
Common Stock - Shares
Balance, beginning of year	30,715,959	31,922,409	32,462,542
Issuance of common stock upon stock option exercises	—	52,783	—
Issuance of shares pursuant to restricted stock units	297,322	237,416	312,182
Issuance of shares pursuant to performance units	71,541	111,158	296,909
Issuance of shares pursuant to deferred stock units	59,297	84,184	28,308
Shares repurchased and retired	(503,969)	(1,691,991)	(1,177,532)
Balance, end of year	30,640,150	30,715,959	31,922,409

Common Stock - Amount
Balance, beginning of year	$307	$319	$325
Issuance of common stock upon stock option exercises	—	1	—
Issuance of shares pursuant to restricted stock units	3	2	3
Issuance of shares pursuant to performance units	1	1	3
Issuance of shares pursuant to deferred stock units	—	1	—
Shares repurchased and retired	(5)	(17)	(12)
Balance, end of year	$306	$307	$319

Additional Paid-In Capital
Balance, beginning of year	$101,148	$122,818	$140,749
Issuance of common stock upon stock option exercises	—	955	—
Shares repurchased and retired	(9,066)	(30,376)	(25,769)
Equity-based compensation expense	9,919	7,751	7,838
Balance, end of year	$102,001	$101,148	$122,818

Retained Earnings
Balance, beginning of year	$358,998	$379,890	$376,694
Cumulative effect adjustment (see Revenues: Note 3)	—	—	268
Net income (loss) attributable to Aegion Corporation	(31,861)	(20,892)	2,928
Balance, end of year	$327,137	$358,998	$379,890

Accumulated Other Comprehensive Loss
Balance, beginning of year	$(32,694)	$(40,290)	$(23,522)
Currency translation adjustment and derivative transactions, net	2,847	7,596	(16,768)
Balance, end of year	$(29,847)	$(32,694)	$(40,290)

Non-Controlling Interests
Balance, beginning of year	$7,334	$7,450	$10,810
Net income	1,505	1,444	159
Investments from non-controlling interest	131	—	—
Distributions to non-controlling interests	(153)	(1,609)	—
Sale of non-controlling interests	—	—	(3,361)
Currency translation adjustment, net	(49)	49	(158)
Balance, end of year	$8,768	$7,334	$7,450

Total Equity
Balance, beginning of year	$435,093	$470,187	$505,056
Cumulative effect adjustment (See Revenues: Note 3)	—	—	268
Net income (loss)	(30,356)	(19,448)	3,087
Issuance of common stock upon stock option exercises	—	956	—
Issuance of shares pursuant to restricted stock units	3	2	3
Issuance of shares pursuant to performance units	1	1	3
Issuance of shares pursuant to deferred stock units	—	1	—
Shares repurchased and retired	(9,071)	(30,393)	(25,781)
Equity-based compensation expense	9,919	7,751	7,838
Investments from non-controlling interest	131	—	—
Distributions to non-controlling interests	(153)	(1,609)	—
Sale of non-controlling interests	—	—	(3,361)
Currency translation adjustment and derivative transactions, net	2,798	7,645	(16,926)
Balance, end of year	$408,365	$435,093	$470,187

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(30,356)	$(19,448)	$3,087
(Income) loss from discontinued operations	55,156	(4,542)	(5,859)
	24,800	(23,990)	(2,772)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	28,702	28,673	30,744
(Gain) loss on sale of fixed assets	(349)	(662)	177
Equity-based compensation expense	9,919	7,751	7,838
Deferred income taxes	(1,001)	3,146	(648)
Non-cash restructuring charges	1,202	12,717	13,814
Goodwill impairment	—	—	1,389
Definite-lived intangible asset impairment	—	—	2,169
Impairment of assets held for sale	1,259	23,427	—
(Gain) loss on sale of businesses	(14)	—	7,048
Loss on foreign currency transactions	844	503	623
Other	457	(744)	733
Changes in operating assets and liabilities:
Receivables net, retainage and contract assets	22,454	7,549	8,202
Inventories	9,999	(3,413)	2,306
Prepaid expenses and other assets	(2,481)	4,642	1,866
Accounts payable, accrued expenses and operating lease liabilities	(10,313)	(5,755)	(6,324)
Contract liabilities	(289)	5,302	(22,728)
Other operating	6,997	763	290
Net cash provided by operating activities of continuing operations	92,186	59,909	44,727
Net cash provided by (used in) operating activities of discontinued operations	18,529	18,905	(5,058)
Net cash provided by operating activities	110,715	78,814	39,669

Cash flows from investing activities:
Capital expenditures	(16,559)	(25,335)	(27,461)
Proceeds from sale of fixed assets	1,565	1,332	3,014
Patent expenditures	(299)	(293)	(299)
Sale of businesses, net of cash disposed	3,602	—	37,942
Other acquisition activity	—	—	(6,000)
Net cash provided by (used in) investing activities of continuing operations	(11,691)	(24,296)	7,196
Net cash used in investing activities of discontinued operations	(2,972)	(3,430)	(6,031)
Net cash provided by (used in) investing activities	(14,663)	(27,726)	1,165

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	956	—
Repurchase of common stock	(9,071)	(30,393)	(25,775)
Investments from non-controlling interest	131	—	—
Distributions to non-controlling interests	(153)	(1,609)	—
Credit facility amendment fees	(1,995)	—	(1,657)
Proceeds from (payments on) notes payable, net	—	(273)	234
Payments on line of credit, net	(24,000)	(7,000)	(7,000)
Principal payments on long-term debt	(32,033)	(28,438)	(26,250)
Net cash used in financing activities	(67,121)	(66,757)	(60,448)
Effect of exchange rate changes on cash	460	(2,995)	(4,045)
Net increase (decrease) in cash, cash equivalents and restricted cash for the year	29,391	(18,664)	(23,659)
Cash, cash equivalents and restricted cash, beginning of year	66,222	84,886	108,545
Cash, cash equivalents and restricted cash, end of year	$95,613	$66,222	$84,886

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$11,822	$14,977	$15,622
Income taxes, net of refunds	2,047	(1,579)	4,625

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Aegion Corporation combines innovative technologies with market leading expertise to maintain, rehabilitate and strengthen pipelines and other infrastructure around the world. For 50 years, the Company has played a pioneering role in finding transformational solutions to rehabilitate aging infrastructure, primarily pipelines in the wastewater, water, energy, mining and refining industries. The Company also maintains the efficient operation of refineries and other industrial facilities and provides innovative solutions for the strengthening of buildings, bridges and other structures. Aegion is committed to Stronger. Safer. Infrastructure®. The Company believes that the depth and breadth of its products and services platform make Aegion a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

The Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly pipe. The Company is proving that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, mining, wastewater and water applications and extending this to the rehabilitation and maintenance of commercial structures and the provision of professional services in energy-related industries. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. The Company’s expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. The Company has a long history of product development and intellectual property management. The Company manufactures most of the engineered solutions it creates as well as the specialized equipment required to install them. Finally, decades of experience give the Company an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow the Company to support the expansion of existing and innovative technologies into new high growth markets.

The Company’s predecessor was originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For 50 years, the Company has maintained its leadership position in the CIPP market from manufacturing to technological innovations and market share.

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

Strategic Initiatives/Acquisitions/Divestitures

Pending Merger

On February 16, 2021, the Company entered into a definitive merger agreement with affiliates of New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York. The transaction is valued at approximately $963 million, or $26.00 per common share, and was unanimously approved by the Company’s board of directors. Upon completion of the transaction, Aegion will become a private company and shares of Aegion common stock will no longer be listed on any public market. The merger is expected to close in the second quarter of 2021, subject to customary closing conditions, including, among other things, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and approval of the Company’s stockholders. In connection with the merger, any unvested restricted stock units and performance stock units will become fully vested at the time of the completed transaction and convert into the right to receive a cash payment equal to the per share transaction valuation. This conversion could be material. The merger agreement also includes customary termination provisions for both parties, subject, in certain circumstances, to the payment by the Company of a termination fee of $30,000,000.

Discontinued Operations

In December 2020, the Company’s board of directors approved a divestiture plan for the Energy Services reportable segment (“Energy Services”). This decision reflects an advancement of the Company’s strategy to expand its focus on core water and wastewater markets, while reducing its exposure to the oil and gas markets. The results of the former Energy Services segment are presented as discontinued operations and have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019 and 2018. The Company has classified Energy Services’s assets and liabilities as held for sale on the Consolidated Balance Sheets at December 31, 2020 and 2019. See Note 6.

Restructuring Activities

In 2017, the Company’s board of directors approved a comprehensive global realignment and restructuring plan (the “Restructuring”) intended to generate more predictable and sustainable long‐term earnings growth, which included, among other things, actions to reduce upstream oil & gas exposure, the exit or divestiture of multiple smaller international businesses, the restructuring of unprofitable businesses in North America and other efforts to right‐size underperforming businesses and reduce corporate and other operating costs. See further discussion in Note 4.

Infrastructure Solutions Segment (“Infrastructure Solutions”)

In February 2020, the Company sold its Spanish CIPP contracting entity, Insituform Technologies Iberica, S.A. (“Insituform Spain”), to Lajusocarley S.L. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Insituform Spain will buy felt liners exclusively from the Company. Insituform Spain is also entitled to use the Insituform® trade name in Spain based on a trademark license granted for the same five-year time period. The Company had classified Insituform Spain’s assets and liabilities as held for sale on the Consolidated Balance Sheet at December 31, 2019. See Note 6.

In January 2020, the Company sold its Australian CIPP contracting entity, Insituform Pacific Pty Limited (“Insituform Australia”), to Insituform Holdings Pty Ltd, an entity affiliated with Killard Infrastructure Pty Ltd. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Insituform Australia, under its new ownership, will buy liners exclusively from the Company. Insituform Australia is also entitled to use the Insituform® trade name in Australia based on a trademark license granted for the same five-year time period. The Company had classified Insituform Australia’s assets and liabilities as held for sale on the Consolidated Balance Sheet at December 31, 2019. See Note 6.

During 2019, the Company initiated plans to sell its contracting business in Northern Ireland, Environmental Techniques Limited (“Environmental Techniques”). Accordingly, the Company has classified the assets and liabilities of this business as held for sale on the Consolidated Balance Sheets at December 31, 2020 and 2019. The Company temporarily suspended the sales process for Environmental Techniques due to COVID-19 and expects to recommence the process during the second half of 2021. See Note 6.

In October 2019, the Company sold its CIPP contracting operations of Insituform Netherlands to GMB Rioleringstechnieken B.V., a Dutch company (“GMB”). In connection with the sale, the Company entered into a five-year tube supply agreement whereby GMB will buy liners from the Company.

In November 2018, the Company sold substantially all of the fixed assets and inventory from its CIPP operations in Denmark. In connection with the sale, the Company entered into a five-year exclusive tube-supply agreement whereby the buyers will purchase Insituform® CIPP liners from the Company. The buyers are also entitled to use the Insituform® trade name based on a trademark license granted for the same five-year time period.

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

In August 2018, the Company sold substantially all of the assets of its wholly-owned subsidiary, The Bayou Companies, LLC and its fifty-one percent (51%) interest in Bayou Wasco Insulation, LLC. The sale price was $46 million, consisting of $38 million paid in cash at closing and $8 million in a fully secured, two-year loan payable to Aegion. During 2020, the loan was extended and now has a maturity date in March 2021. Cash proceeds, net of customary closing costs, were used to repay outstanding borrowings on the Company’s line of credit. The sale resulted in a pre-tax loss of $7.0 million during 2018, which was included in “Other expense” in the Consolidated Statements of Operations.

In May 2018, the Company acquired the operations of Hebna Inc., Hebna Canada Inc. and Hebna Corporation (collectively “Hebna”), for a purchase price of $6.0 million, which included goodwill of $2.7 million, intangible assets of $2.4 million, and property, plant and equipment of $0.9 million. The transaction was funded from a combination of domestic and international cash balances, with fifty percent (50%) of the purchase price being paid by the Company’s joint venture in Oman, in which the Company is a fifty-one percent (51%) partner. Hebna provides pipeline lining services, including compressed-fit lining, slip-lining, liner and free-standing pipe fusing, pipeline assessment and integrity management, pipeline pigging and calibration, and roto-lining services primarily in the United States, Canada and Middle East.

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

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	December 31,
	2020	2019
Currency translation adjustments (1)	$(19,760)	$(27,241)
Derivative hedging activity	(9,018)	(4,522)
Pension activity	(1,069)	(931)
Total accumulated other comprehensive loss	$(29,847)	$(32,694)

(1)

During 2020 and 2019, as a result of selling or disposing of certain international entities, $0.3 million and $10.9million, respectively, was reclassified out of accumulated other comprehensive loss to “Other expense” in the Consolidated Statements of Operations.

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity. Net foreign exchange transaction losses of $0.8 million, $0.5 million and $0.6 million for 2020, 2019 and 2018, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $4.9 million, $6.4 million and $5.6 million for 2020, 2019 and 2018, respectively, are included in “Operating expenses” in the Consolidated Statements of Operations.

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

Earnings per Share

Earnings per share have been calculated using the following share information:

	Years Ended December 31,
	2020	2019	2018
Weighted average number of common shares used for basic EPS	30,731,882	31,130,222	32,345,382
Effect of dilutive stock options and restricted and deferred stock unit awards	509,253	—	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	31,241,135	31,130,222	32,345,382

The Company excluded 529,539 and 652,621 restricted and deferred stock units in 2019 and 2018, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss from continuing operations for the periods. The Company excluded 4,049 stock options in 2018 from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for the period.

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

Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows are as follows (in thousands):

	December 31,
Balance sheet data	2020	2019
Cash and cash equivalents	$94,848	$64,874
Restricted cash	765	1,348
Cash, cash equivalents and restricted cash	$95,613	$66,222

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

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. The Company generally invoices its customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2020, retainage receivables aged greater than 365 days approximated 14% of the total retainage balance and collectability was assessed as described in the allowance for doubtful accounts section below.

Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable, including retainage, is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectable.

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

Impairment Review – Third Quarter 2020

The oil and gas industry experienced an unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic. These market conditions significantly impacted a portion of the Company’s business, with a more severe impact to the refinery industry on the United States West Coast. Customers in the Energy Services reporting unit revised their capital and maintenance budgets in order to adjust spending levels in response to the lower commodity prices and lower fuel demand, and the Company experienced significant activity reductions and pricing pressure for its services, which management expects to continue for the foreseeable future. Given the prolonged uncertainty, management performed a market assessment of the Energy Services reporting unit during the third quarter of 2020 and concluded that sustained low oil prices and lower fuel demand would continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2020 and into 2021. As a result, the Company determined a triggering event had occurred and evaluated the fair value of long-lived assets in its Energy Services reporting unit in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”).

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

Impairment Review – Fourth Quarter 2020

In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment. The decision to divest the segment represented a triggering event and the Company evaluated the fair value of the Energy Services disposal group in accordance with FASB ASC 360 and determined fair value exceeded carrying value less costs to sell; thus, no impairment was recorded.

The fair value estimates described above were determined using similar inputs as the fourth quarter 2020 Energy Services goodwill impairment analysis discussed below.

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

The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, revenue growth rates, EBITDA growth, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital, or changes in operating performance.

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

Significant assumptions used in the Company’s goodwill review included discount rate, revenue growth rates, operating margins, EBITDA growth, terminal value growth rate and peer group EBITDA multiples.

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

Based on the impairment analysis, the Company determined that recorded goodwill at the Energy Services reporting unit was impaired by $39.4 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations during the third quarter of 2020. As of September 30, 2020, the Company had remaining Energy Services goodwill of $7.3 million. See discussion below and in Note 6 for goodwill testing performed on the Energy Services disposal group during the fourth quarter of 2020.

Annual Impairment Assessment – October 1, 2020

The Company had six reporting units for purposes of assessing goodwill at October 1, 2020 as follows: Municipal Pipe Rehabilitation, Fyfe, Corrpro, United Pipeline Systems, Coating Services and Energy Services.

Significant assumptions used in the Company’s October 2020 goodwill review included: (i) discount rates ranging from 12.7% to 15.7%; (ii) annual revenue growth rates generally ranging from 2.2% to 8.9%; (iii) EBITDA growth; (iv) operating margin stability in the short term related to certain reporting units affected by COVID-19 and the Restructuring, but slightly increased operating margins long term; and (v) peer group EBITDA multiples.

The Company’s assessment of each reporting unit’s fair value in relation to its respective carrying value yielded: (i) no reporting units with a fair value below carrying value; (ii) one reporting unit with a fair value within 10 percent of its carrying value; and (iii) one reporting unit with a fair value within 15 percent of its carrying value. The reporting unit with a fair value within 10 percent of its carrying value was the Energy Services reporting unit, which recorded a partial goodwill impairment and adjusted its carrying value to fair value during the third quarter of 2020. The reporting unit with a fair value within 15 percent of its carrying value was the Fyfe reporting unit, which had $9.8 million of goodwill recorded at the impairment testing date. During 2020, the Fyfe reporting unit was negatively affected by COVID-19 and the impact it had on worldwide construction industries as well as extended stay-at-home orders and economic downturns in certain international operations. Projected cash flows were based on improvements in the construction industry during 2021 and into 2022, especially in certain Asian markets. If these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.

Impairment Review – Fourth Quarter 2020

In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment. The decision to divest the segment represented a triggering event for the Energy Services reporting unit (disposal group) goodwill. See further discussion in Note 6.

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

The Company uses these levels of hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for derivative instruments; on a non-recurring basis, such as for acquisitions and impairment testing; for disclosure purposes, such as for long-term debt; and for other applications, as discussed in their respective footnotes. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments including notes payable are recorded at cost, which approximates fair value, and is based on Level 2 inputs as previously defined. The Company had no transfers between Level 1, 2 or 3 inputs during 2020, 2019 or 2018.

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation. There were no changes in the Company’s VIEs during 2020.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2020	2019
Current assets	$24,876	$18,304
Non-current assets	7,513	7,635
Current liabilities	10,932	8,261
Non-current liabilities	3,279	1,962

	Years Ended December 31,
Statement of operations data	2020	2019(1)	2018(1)(2)
Revenue	$31,930	$28,403	$49,809
Gross profit	10,862	9,508	9,898
Net (income) loss attributable to Aegion Corporation	1,209	(1,100)	(1,374)

(1)	Includes activity from our Tite Liner® joint venture in Mexico, which was sold during the fourth quarter of 2019.
(2)	Includes activity from our pipe coating and insulation joint venture in Louisiana, which was sold during the third quarter of 2018.

Accounting Standards Updates

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective immediately and can be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. The Company adopted this standard, the impact of which was not material on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance was effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The Company adopted this standard effective January 1, 2020, the impact of which was not material on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable. The guidance was effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year. For the Company’s trade receivables, certain other receivables and certain other financial instruments, the Company is required to use a new forward-looking “expected” credit loss model based on historical loss rates that replaced the previous “incurred” credit loss model, which generally results in earlier recognition of allowances for credit losses. The Company adopted this standard effective January 1, 2020, the impact of which was not material on the Company’s consolidated financial statements.

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 90.2%, 89.4% and 91.3% of revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date. Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice. Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 9.8%, 10.6% and 8.7% of revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

On December 31, 2020, the Company had $463.8 million of remaining performance obligations from construction, engineering and installation services. The Company estimates that approximately $448.8 million, or 96.8%, of the remaining performance obligations at December 31, 2020 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Year Ended December 31, 2020
	Infrastructure Solutions	Corrosion Protection	Total
Geographic region:
United States	$443,196	$129,533	$572,729
Canada	69,190	49,063	118,253
Europe	23,782	13,469	37,251
Other foreign	26,403	53,128	79,531
Total revenues	$562,571	$245,193	$807,764

	Year Ended December 31, 2019
	Infrastructure Solutions	Corrosion Protection	Total
Geographic region:
United States	$427,220	$159,408	$586,628
Canada	65,370	57,663	123,033
Europe	49,157	15,121	64,278
Other foreign	49,050	62,898	111,948
Total revenues	$590,797	$295,090	$885,887

	Year Ended December 31, 2018
	Infrastructure Solutions	Corrosion Protection	Total
Geographic region:
United States	$430,187	$200,397	$630,584
Canada	62,292	71,320	133,612
Europe	54,567	12,227	66,794
Other foreign	57,075	109,796	166,871
Total revenues	$604,121	$393,740	$997,861

The following tables summarize revenues by segment and contract type (in thousands):

	Year Ended December 31, 2020
	Infrastructure Solutions	Corrosion Protection	Total
Contract type:
Fixed fee	$513,187	$162,334	$675,521
Time and materials	—	52,713	52,713
Product sales	49,353	30,146	79,499
License fees	31	—	31
Total revenues	$562,571	$245,193	$807,764

	Year Ended December 31, 2019
	Infrastructure Solutions	Corrosion Protection	Total
Contract type:
Fixed fee	$523,042	$203,887	$726,929
Time and materials	—	65,084	65,084
Product sales	67,512	26,119	93,631
License fees	243	—	243
Total revenues	$590,797	$295,090	$885,887

	Year Ended December 31, 2018
	Infrastructure Solutions	Corrosion Protection	Total
Contract type:
Fixed fee	$556,642	$296,217	$852,859
Time and materials	—	58,372	58,372
Product sales	45,030	39,151	84,181
License fees	2,449	—	2,449
Total revenues	$604,121	$393,740	$997,861

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

Net contract assets (liabilities) consisted of the following (in thousands):

	December 31,
	2020 (1)	2019 (2)
Contract assets – current	$44,026	$42,973
Contract liabilities – current	(37,569)	(37,517)
Net contract assets	$6,457	$5,456

(1)	Amounts exclude contract assets of $9.3 million and contract liabilities of $0.2 million that were classified as held for sale at December 31, 2020 (see Note 6).
(2)	Amounts exclude contract assets of $13.5 million and contract liabilities of less than $0.2 million that were classified as held for sale at December 31, 2019 (see Note 6).

Included in the change of total net contract assets was a $1.1 million increase in contract assets, primarily related to the timing between work performed on open contracts and contractual billing terms, and a $0.1 million increase in contract liabilities, primarily related to the timing of customer advances on certain contracts.

Substantially all of the $37.5 million and $32.3 million contract liabilities balances at December 31, 2019 and December 31, 2018, respectively, were recognized in revenues during 2020 and 2019, respectively.

Impairment losses recognized on receivables and contract assets were not material during 2020, 2019 and 2018.

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

The Company completed the divestitures of Bayou and the Denmark CIPP business in 2018. The Company also completed the divestitures of the Netherlands CIPP business and its Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. The Company completed the divestitures of CIPP operations in Australia and Spain in early 2020 (see Note 1). Remaining shutdown activities include Corrosion Protection entities in Argentina and South Africa, which are expected to be completed in the first half of 2021. Additionally, the exit of the Company’s cathodic protection installation activities in the Middle East is substantially complete, though management expects minimal wind-down activities will extend through the first half of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation was temporarily suspended due to COVID-19, but the Company expects to recommence the sale process during the second half of 2021.

As part of efforts to optimize the cathodic protection operations in North America, management initiated plans during the fourth quarter of 2019 to further downsize operations in the U.S., including the closure of three branch offices and the exit of capital intensive drilling activities at four branch offices. These actions included a reduction of approximately 20% of the cathodic protection domestic workforce and an exit of drilling activities that contributed approximately 20% to our cathodic protection domestic revenues in 2019. Management expects these actions to improve our cathodic protection cost structure in the U.S., eliminate unprofitable results in certain parts of the business and reduce consolidated annual expenses for the business overall. Also during 2019, the Company reduced corporate headcount and took other actions to reduce corporate costs.

Although not part of the original outlined restructuring plan, during 2020, the Company executed additional headcount reductions and office closings across the Company related to business slowdowns and to balance the effects of COVID-19. The Company also implemented further actions at its cathodic protection operations in North America to reduce exposure to construction activities, including additional headcount reductions and office closures. Additionally, the Company dissolved its specialty turnaround services business, P2S ServTech, LLC (“P2S”), which is reported within discontinued operations.

Total pre-tax restructuring and related impairment charges since the Restructuring’s inception were $188.7 million ($171.6 million post-tax) and consisted of cash charges totaling $57.3 million and non-cash charges totaling $131.4 million. Cash charges included employee severance, retention, extension of benefits, employment assistance programs, early lease and contract termination costs and other restructuring charges associated with the restructuring efforts described above. Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $45.0 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of goodwill and definite-lived intangible assets, release of cumulative currency translation adjustments as well as net losses on the disposal of both domestic and international entities. The Company reduced headcount by approximately 830 employees as a result of these actions.

The Company continues to monitor the impact COVID-19 is having on the oil refining markets in the United States and stay-at-home or other restrictive orders in certain of the Company’s international operations. The Company is prepared to proactively respond to the situation and may take further restructuring actions as warranted. The Company expects to incur approximately $2 million of additional cash charges in 2021 related to this program. It could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international businesses

During 2020, 2019 and 2018, the Company recorded pre-tax restructuring charges as follows (in thousands):

	Year Ended December 31, 2020
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total
Severance and benefit related costs	$29	$3,673	$324	$4,026	$571	$4,597
Contract termination costs	66	(166)	—	(100)	199	99
Relocation and other moving costs	99	137	—	236	34	270
Other restructuring costs (1)	(1,626)	5,864	2,879	7,117	4,654	11,771
Total pre-tax restructuring charges	$(1,432)	$9,508	$3,203	$11,279	$5,458	$16,737

(1)

Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, exiting the CIPP operations in Europe, disposing of certain international businesses and other cost savings initiatives. Amounts also include goodwill and definite-lived intangible asset impairments related to exiting a small business in discontinued operations.

	Year Ended December 31, 2019
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total
Severance and benefit related costs	$938	$3,179	$1,685	$5,802	$553	$6,355
Contract termination costs	601	1,089	98	1,788	234	2,022
Relocation and other moving costs	190	408	—	598	55	653
Other restructuring costs (1)	13,642	4,592	4,258	22,492	819	23,311
Total pre-tax restructuring charges	$15,371	$9,268	$6,041	$30,680	$1,661	$32,341

(1)	Includes charges primarily related to certain wind-down costs, inventory obsolescence, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with exiting or divesting the CIPP operations in Europe and Australia, exiting the cathodic protection operations in the Middle East and right-sizing the cathodic protection services operation in North America.

	Year Ended December 31, 2018
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total
Severance and benefit related costs	$3,038	$1,094	$170	$4,302	$234	$4,536
Contract termination costs	1,999	25	150	2,174	—	2,174
Relocation and other moving costs	184	—	—	184	—	184
Other restructuring costs (1)	13,311	7,936	1,317	22,564	28	22,592
Total pre-tax restructuring charges	$18,532	$9,055	$1,637	$29,224	$262	$29,486

(1)	Includes charges primarily related to certain wind-down costs, allowances for accounts receivable, fixed asset disposals and other restructuring-related costs in connection with exiting non-pipe-related contract applications for the Tyfo® system in North America, divesting the CIPP operations in Australia and Denmark, and exiting the cathodic protection operations in the Middle East. Amounts also include goodwill and definite-lived intangible asset impairments related to Denmark and definite-lived intangible asset impairments related to the cathodic protection operations in the Middle East.

Restructuring costs from continuing operations that were related to severance, other termination benefit costs and early contract termination costs were $4.2 million, $8.2 million and $6.7 million in 2020, 2019 and 2018, respectively, and are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize restructuring charges recognized in 2020, 2019 and 2018 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31, 2020
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total (1)
Cost of revenues	$69	$1,952	$—	$2,021	$—	$2,021
Operating expenses	(357)	3,947	2,360	5,950	—	5,950
Restructuring and related charges	194	3,644	324	4,162	—	4,162
Other expense (2)	(1,338)	(35)	519	(854)	—	(854)
Loss from discontinued operations	—	—	—	—	5,458	5,458
Total pre-tax restructuring charges	$(1,432)	$9,508	$3,203	$11,279	$5,458	$16,737

(1)

Total pre-tax restructuring charges include cash charges of $12.0 million and non-cash charges of $4.7 million. Cash charges consist of charges incurred during the year that will be settled in cash, either during the current period or future periods.

(2)	Includes charges related to the (gain) loss on disposal of restructured entities, including the release of cumulative currency translation adjustments resulting from those disposals.

	Year Ended December 31, 2019
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total (1)
Cost of revenues	$469	$1,869	$—	$2,338	$—	$2,338
Operating expenses	5,349	1,131	3,444	9,924	—	9,924
Restructuring and related charges	1,729	4,676	1,783	8,188	—	8,188
Other expense (2)	7,824	1,592	814	10,230	—	10,230
Income from discontinued operations	—	—	—	—	1,661	1,661
Total pre-tax restructuring charges	$15,371	$9,268	$6,041	$30,680	$1,661	$32,341

(1)

Total pre-tax restructuring charges include cash charges of $19.5 million and non-cash charges of $12.8 million. Cash charges consist of charges incurred during the year that will be settled in cash, either during the current period or future periods.

(2)	Includes charges related to the loss on disposal of restructured entities, including the release of cumulative currency translation adjustments resulting from those disposals.

	Year Ended December 31, 2018
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total (1)
Cost of revenues	$1,281	$600	$—	$1,881	$—	$1,881
Operating expenses	7,291	4,547	1,317	13,155	—	13,155
Goodwill impairment	1,389	—	—	1,389	—	1,389
Definite-lived intangible asset impairment	870	1,299	—	2,169	—	2,169
Restructuring and related charges	5,221	1,119	320	6,660	—	6,660
Other expense (2)	2,480	1,490	—	3,970	—	3,970
Income from discontinued operations	—	—	—	—	262	262
Total pre-tax restructuring charges	$18,532	$9,055	$1,637	$29,224	$262	$29,486

(1)	Total pre-tax restructuring charges include cash charges of $12.1 million and non-cash charges of $17.4 million. Cash charges consist of charges incurred during the year that will be settled in cash, either during the current period or future periods.
(2)	Includes charges related to the loss on disposal of restructured entities, including the release of cumulative currency translation adjustments resulting from those disposals.

The following tables summarize restructuring activity during 2020, 2019 and 2018 (in thousands):

				Utilized in 2020
	Reserves at December 31, 2019	2020 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash(2)	Reserves at December 31, 2020
Severance and benefit related costs	$4,389	$4,597	$(30)	$7,179	$—	$1,777
Contract termination costs	953	99	(7)	1,020	—	25
Relocation and other moving costs	367	270	1	515	—	123
Other restructuring costs	2,379	11,771	35	7,302	4,801	2,082
Total pre-tax restructuring charges	$8,088	$16,737	$(1)	$16,016	$4,801	$4,007

				Utilized in 2019
	Reserves at December 31, 2018	2019 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash(2)	Reserves at December 31, 2019
Severance and benefit related costs	$1,742	$6,355	$(11)	$3,697	$—	$4,389
Contract termination costs	359	2,022	(20)	1,408	—	953
Relocation and other moving costs	—	653	(3)	283	—	367
Other restructuring costs	311	23,311	(4)	8,457	12,782	2,379
Total pre-tax restructuring charges	$2,412	$32,341	$(38)	$13,845	$12,782	$8,088

				Utilized in 2018
	Reserves at December 31, 2017	2018 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash(2)	Reserves at December 31, 2018
Severance and benefit related costs	$3,864	$4,536	$(69)	$6,589	$—	$1,742
Contract termination costs	650	2,174	(19)	2,446	—	359
Relocation and other moving costs	—	184	—	184	—	—
Other restructuring costs	675	22,592	(3)	5,581	17,372	311
Total pre-tax restructuring charges	$5,189	$29,486	$(91)	$14,800	$17,372	$2,412

(1)	Refers to cash utilized to settle charges during the year.
(2)	Includes non-cash charges from discontinued operations of $3.6 million, $0.1 million and zero in 2020, 2019 and 2018, respectively.

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Credit Losses

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$6,404	$9,546	$5,428
Provision for expected credit losses, net of recoveries (1)	500	(1,930)	8,188
Amounts written off and adjustments	(2,900)	(1,212)	(4,070)
Balance, end of year	$4,004	$6,404	$9,546

(1)

The Company recorded bad debt expense (reversals) of $0.5 million, less than ($0.1) million and $5.3 million in 2020, 2019 and 2018, respectively, as part of the restructuring efforts (see Note 4) and was primarily due to the exiting of certain low-return businesses mainly in foreign locations.

Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2020(1)	2019
Raw materials and supplies	$21,770	$27,415
Work-in-process	5,377	5,739
Finished products	8,413	14,937
Construction materials	9,329	9,102
Total	$44,889	$57,193

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives			December 31,
	(Years)			2020	2019
Land and land improvements				$7,851	$6,703
Buildings and improvements	5	—	40	48,190	49,084
Machinery and equipment	4	—	10	139,844	131,956
Furniture and fixtures	3	—	10	31,188	31,860
Autos and trucks	3	—	10	45,768	45,496
Construction in progress				5,557	7,236
				278,398	272,335
Less – Accumulated depreciation				(185,498)	(177,449)
Property, plant & equipment, less accumulated depreciation				$92,900	$94,886

Depreciation expense from continuing operations was $19.3 million, $19.3 million and $21.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Vendor and other accrued expenses	$17,152	$26,313
Estimated casualty and healthcare liabilities	10,624	10,702
Job costs	13,416	12,041
Accrued compensation	17,112	17,045
Income taxes payable	1,360	1,751
Total	$59,664	$67,852

6.    DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Discontinued Operations

In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment. This disposal represents a strategic shift to further reduce Aegion’s oil and gas exposure and drive greater focus on the Company’s portfolio of pipeline rehabilitation technologies. Energy Services has historically been a separate reportable segment with exclusive operations in the United States. The decision to divest the segment represented a triggering event for the goodwill and long-lived assets of the disposal group. As such, the Company engaged a third-party valuation firm and performed a goodwill impairment review. There were no material changes in significant assumptions as compared to the third quarter 2020 review discussed in Note 2 other than to the discount rate. The impairment analysis assumed a weighted average cost of capital of 17.0%, which is higher than the 15.0% utilized in the third quarter 2020 review, primarily due to increased company-specific risk factors related to uncertainties in the timing of recovery for the refinery industry on the United States West Coast. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of the reporting unit (disposal group) and compared such fair value to the carrying value of the reporting unit (disposal group). For the Energy Services reporting unit (disposal group), carrying value exceeded fair value. As a result, the Company determined that recorded goodwill at the Energy Services reporting unit (disposal group) was fully impaired and recognized a pre-tax, non-cash charge of $7.3 million during the fourth quarter of 2020, which was recorded to “Net income (loss) from discontinued operations” in the Consolidated Statement of Operations. After the impairment to goodwill, the fair value of the Energy Services disposal group approximated fair value less cost to sell. The Company expects to incur between $2 million and $3 million in cash charges in 2021 to divest Energy Services.

In accordance with FASB ASC 205, Presentation of Financial Statements – Discontinued Operations (“FASB ASC 205”), the results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019 and 2018. Financial information included in net income (loss) from discontinued operations for the former Energy Services segment is as follows:

	Years Ended December 31,
	2020	2019	2018
Revenues	$271,529	$328,048	$335,707
Cost of revenues	247,453	286,814	294,160
Gross profit	24,076	41,234	41,547
Operating expenses	28,455	30,652	31,675
Goodwill impairment	47,977	—	—
Definite-lived intangible asset impairment	957	—	—
Restructuring and related charges	804	842	234
Operating income (loss)	(54,117)	9,740	9,638
Other income (expense):
Interest expense(1)	(3,308)	(2,644)	(2,618)
Total other expense	(3,308)	(2,644)	(2,618)
Income (loss) before taxes on income	(57,425)	7,096	7,020
Taxes (benefit) on income (loss)	(2,269)	2,554	1,161
Net income (loss) from discontinued operations	$(55,156)	$4,542	$5,859

(1)	The Company allocated interest expense, including a portion of the settlement amount from the Company's interest rate swaps, to its discontinued operations based on carrying value at December 31, 2020.

Assets Held for Sale

During 2018 and 2019, the Company initiated plans to sell several entities as part of its ongoing strategic actions intended to generate higher returns and more predictable and sustainable long-term earnings growth. Within Infrastructure Solutions, the Company initiated plans to divest its international CIPP contracting businesses: Insituform Australia, Insituform Netherlands, Insituform Spain and Environmental Techniques. During 2019, the Company sold the contracting operations of Insituform Netherlands (see Note 1). During the first quarter of 2020, the Company completed sale transactions for Insituform Australia and Insituform Spain (see Note 1). Before the COVID-19 pandemic, the Company was in various stages of discussions with third parties for Environmental Techniques. Although the sale process has been temporarily suspended, the Company expects to recommence the process during the second half of 2021. Within Corrosion Protection, the Company initiated plans to divest its interests in United Mexico, Corrpower and Aegion South Africa. During 2019, the Company completed a sale transaction for United Mexico (see Note 1). Also during 2019, the Company ended its negotiations with potential buyers for Corrpower and Aegion South Africa. Accordingly, the relevant assets and liabilities for each of these entities was removed from held for sale and accounted for as held and used. These entities are now being exited as part of the Restructuring. See Note 4.

During 2019, the Company’s board of directors approved the action to sell several parcels of land located near its corporate headquarters. After unsuccessful targeted attempts to sell the land in 2019 and 2020, the Company determined the land no longer met the held for sale requirements of FASB ASC 205. As a result, the land was reclassified as held and used at December 31, 2020 and measured in accordance with FASB ASC 360, resulting in an impairment charge of $1.3 million during the fourth quarter of 2020 based on management’s estimate of fair value less cost to sell.

During 2019, the Company recorded an impairment of assets held for sale of $23.4 million in the Consolidated Statement of Operations. Impairment charges of $17.6 million were recorded for Insituform Australia, Insituform Spain and Insituform Netherlands, which are reported within the Infrastructure Solutions reportable segment, $2.9 million were recorded for Corrpower and United Mexico, which are reported within the Corrosion Protection reportable segment, and $2.9 million were recorded in Corporate based on management’s then estimate of fair value less cost to sell.

The relevant asset and liability balances at December 31, 2020 and 2019 are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable than currently anticipated, the Company could incur impairment charges or a loss on disposal. In accordance with FASB ASC 205, the relevant asset and liability balances of Energy Services are presented as held for sale at December 31, 2020 and 2019.

The following table provides the components of assets and liabilities held for sale (in thousands):

	December 31,
	2020(1)	2019(2)
Assets held for sale:
Current assets
Receivables, net	$26,901	$43,256
Retainage	203	518
Contract assets	9,330	13,469
Inventories	60	2,097
Prepaid expenses and other current assets	2,652	3,379
Total current assets	39,146	62,719
Property, plant & equipment, less accumulated depreciation	7,962	17,167
Goodwill	2,640	52,201
Intangible assets, less accumulated amortization	33,718	38,481
Operating lease assets	8,734	11,546
Other non-current assets	650	663
Impairment of assets held for sale	—	(13,978)
Total assets held for sale	$92,850	$168,799

Liabilities held for sale:
Current liabilities
Accounts payable	$5,211	$8,688
Accrued expenses	20,927	16,707
Operating lease liabilities	2,301	1,775
Contract liabilities	165	167
Total current liabilities	28,604	27,337
Operating lease liabilities	7,348	10,368
Other non-current liabilities	196	195
Total liabilities held for sale	$36,148	$37,900

(1)	Includes Energy Services and Environmental Techniques.
(2)	Includes Energy Services, Environmental Techniques, Insituform Australia, Insituform Spain and land held at Corporate.

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

The following table presents the components of lease expense (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$19,750	$22,235
Short-term lease cost	24,607	25,382
Total lease cost	$44,357	$47,617

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,083	$22,144

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,708	$18,879

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2020 (1)	2019 (2)
Operating leases:
Operating lease assets	$52,421	$60,246

Current liabilities	$14,147	$14,204
Other liabilities	38,724	46,059
Total operating lease liabilities	$52,871	$60,263

Weighted-average remaining lease term (in years)	4.85	5.74
Weighted-average discount rate	4.96%	5.71%

(1)	Amounts exclude operating lease assets of $8.7 million, accrued expenses of $2.3 million and other liabilities of $7.3 million that were classified as held for sale at December 31, 2020 (see Note 5).
(2)	Amounts exclude operating lease assets of $11.5 million, accrued expenses of $1.8 million and other liabilities of $10.4 million that were classified as held for sale at December 31, 2019 (see Note 5).

Operating lease liabilities under non-cancellable leases were as follows (in thousands):

December 31, 2020
2021	$16,380
2022	13,536
2023	10,784
2024	7,511
2025	4,415
Thereafter	6,965
Total undiscounted operating lease liabilities	59,591
Less: Imputed interest	(6,720)
Total discounted operating lease liabilities	$52,871

8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total
Balance, December 31, 2018
Goodwill, gross	$244,521	$76,383	$320,904
Accumulated impairment losses	(62,848)	(45,400)	(108,248)
Goodwill, net	181,673	30,983	212,656
2019 Activity:
Foreign currency translation	(137)	563	426
Reclassification to assets held for sale (1)	(4,224)	—	(4,224)
Balance, December 31, 2019
Goodwill, gross	240,160	76,946	317,106
Accumulated impairment losses	(62,848)	(45,400)	(108,248)
Goodwill, net	177,312	31,546	208,858
2020 Activity:
Foreign currency translation	1,559	248	1,807
Balance, December 31, 2020
Goodwill, gross	241,719	77,194	318,913
Accumulated impairment losses	(62,848)	(45,400)	(108,248)
Goodwill, net	$178,871	$31,794	$210,665

(1)	During 2019, the Company classified certain assets of its CIPP contracting operation in Europe as held for sale (see Note 6).

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2020				December 31, 2019
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	—	$3,894	$(3,894)	$—	$3,894	$(3,824)	$70
Leases	—	864	(864)	—	864	(777)	87
Trademarks	8.4	14,758	(7,459)	7,299	14,688	(6,695)	7,993
Non-competes	2.3	1,561	(1,008)	553	1,556	(784)	772
Customer relationships	5.7	95,058	(56,602)	38,456	94,865	(50,104)	44,761
Patents and acquired technology	6.9	39,756	(27,195)	12,561	39,288	(25,096)	14,192
Total intangible assets	—	$155,891	$(97,022)	$58,869	$155,155	$(87,280)	$67,875

Amortization expense from continuing operations was $9.4 million, $9.4 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the years ended December 31, 2021, 2022, 2023, 2024 and 2025 is $9.4 million, $9.4 million, $9.4 million, $9.4 million and $8.5 million, respectively.

9.    LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Term note, due February 27, 2023, annualized rates of 2.00% and 4.09%, respectively	$221,717	$253,750
Line of credit, 2.00% and 4.01%, respectively	—	24,000
Other notes with interest rates from 3.3% to 7.8%	750	770
Subtotal	222,467	278,520
Less – Current maturities of long-term debt	25,811	32,803
Less – Unamortized loan costs	2,668	2,088
Total	$193,988	$243,629

Required principal payments for each of the next five years are summarized as follows (in thousands):

December 31, 2020
2021	$25,811
2022	30,844
2023	165,812
2024	—
2025	—
Thereafter	—
Total	$222,467

Financing Arrangements

In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018, April 2020 and November 2020, the Company amended this facility (the “amended Credit Facility”). At December 31, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $308.4 million term loan facility, each with a maturity date in February 2023.

In April 2020, the Company amended its credit facility to provide additional liquidity and to ensure ongoing debt covenant compliance as a proactive measure to manage the potential impacts of COVID-19 on the Company’s business and the uncertainties associated with the duration of the pandemic. In November 2020, based on management’s revised confidence with future cash flows, the Company further amended its credit facility to secure more favorable interest rates and maintain flexibility to manage through downside risk. Through these amendments, the amended Credit Facility now includes more flexible financial covenants and allows for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on the Company’s open market share repurchase program and repurchases of common stock in connection with the Company’s equity compensation programs for employees. See Note 9.

During 2020 the Company paid expenses of $2.2 million associated with the amended Credit Facility, $1.7 million related to up-front lending fees and $0.5 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations in 2020. In addition, the Company had $1.9 million in unamortized loan costs associated with the amended Credit Facility, of which $0.2 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations in 2020. During 2018, the Company paid expenses of $3.1 million associated with the amended Credit Facility, $1.4 million related to up-front lending fees and $1.7 million related to third-party arranging fees and expenses, the latter of which was recorded in “Interest expense” in the Consolidated Statement of Operations in 2018. In addition, the Company had $2.4 million in unamortized loan costs associated with the original Credit Facility, of which $0.6 million was written off and recorded in “Interest expense” in the Consolidated Statement of Operations in 2018.

Based on the 2020 amendments, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 3.25% depending on the Company’s consolidated leverage ratio. The amended Credit Facility also provides a 25 basis point floor for the base LIBOR rate. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2020 was approximately 2.00%

The Company’s indebtedness at December 31, 2020 consisted of $221.7 million outstanding from the term loan under the amended Credit Facility. Additionally, the Company had $0.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners). During 2020, the Company repaid $24.0 million on the line of credit as a result of focused working capital management and strong operating cash flows.

As of December 31, 2020, the Company had $30.8 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $11.2 million was collateral for the benefit of certain of the Company’s insurance carriers and $19.6 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2019 consisted of $253.8 million outstanding from the term loan under the amended Credit Facility, $24.0 million on the line of credit under the amended Credit Facility and $0.8 million of third-party notes and bank debt. During 2019, the Company had net repayments of $0.7 million on the line of credit due to improved domestic working capital management.

At December 31, 2020 and 2019, the estimated fair value of the Company’s long-term debt was approximately $219.2 million and $286.8 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 2.

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

In March 2018, the Company entered into an interest rate swap forward agreement that began in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 2.937% calculated on the amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of December 31, 2020 was approximately 4.09%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 15.

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements, as of December 31, 2020, were defined as follows:

•

Consolidated financial leverage ratio, as amended, compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.50 to 1.00. At December 31, 2020, the Company’s consolidated financial leverage ratio was 2.32 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $118.2 million of additional debt.

•

Consolidated fixed charge coverage ratio, as amended, compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.15 to 1.00. At December 31, 2020, the Company’s fixed charge ratio was 1.40 to 1.00.

At December 31, 2020, the Company was in compliance with all of its financial covenants as required under the amended Credit Facility.

10.    STOCKHOLDERS’ EQUITY

Share Repurchase Plan

In December 2019, the Company’s board of directors authorized the open market repurchase of up to an additional two million shares of the Company’s common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of December 31, 2020, 125,975 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. From March 2020 to October 2020, the Company’s board of directors suspended the applicable 10b5-1 trading plans for the current open market repurchase program to increase liquidity and improve financial flexibility in light of COVID-19. Effective in November 2020, the amended Credit Facility limits open market repurchases of the Company’s common stock to: (i) unlimited if the Company’s consolidated financial leverage ratio is less than 2.50 to 1.00; and (ii) $40.0 million per year while the Company’s consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00. Effective February 16, 2021, the Company terminated the open market share repurchase program. See Note 17.

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

During 2020, the Company acquired 381,677 shares of the Company’s common stock for $6.6 million ($17.16 average price per share) through the open market repurchase program discussed above and 122,292 shares of the Company’s common stock for $2.5 million ($20.57 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units. Once repurchased, the Company immediately retired all such shares. During 2020, the Company did not acquire any of the Company’s common stock in connection with “net, net” exercises of employee stock options.

During 2019, the Company acquired 1,492,348 shares of the Company’s common stock for $26.3 million ($17.64 average price per share) through the open market repurchase programs, 151,234 shares of the Company’s common stock for $3.1 million ($20.26 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock units and performance units, and 48,409 shares of the Company’s common stock for $1.0 million ($20.52 average price per share) in connection with “net, net” exercises of employee stock options. Once repurchased, the Company immediately retired all such shares.

During 2018, the Company acquired 949,464 shares of the Company’s common stock for $20.3 million ($21.36 average price per share) through open market repurchase programs and 228,068 shares of the Company’s common stock for $5.5 million ($24.08 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock and restricted stock units. Once repurchased, the Company immediately retired all such shares. During 2018, the Company did not acquire any of the Company’s common stock in connection with “net, net” exercises of employee stock options.

Equity-Based Compensation Plans

Employee Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the compensation committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of December 31, 2020, 1,451,672 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

Director Plans

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of December 31, 2020, 250,980 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

Prior to the 2016 Director Plan, the board of directors administered the 2011 Non-Employee Director Equity Plan (“2011 Director Plan”), the 2006 Non-Employee Director Equity Plan (“2006 Director Plan”) and the 2001 Non-Employee Director Equity Plan (“2001 Director Plan”), all of which contained substantially the same provisions as the current plan. At December 31, 2020, there were 163,973 deferred stock units outstanding under the 2016 Director Plan, 51,842 deferred stock units outstanding under the 2011 Director Plan, 29,529 deferred stock units outstanding under the 2006 Director Plan and 19,125 deferred stock units outstanding under the 2001 Director Equity Plan.

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

A summary of stock award activity is as follows:

	Years Ended December 31,
	2020		2019		2018
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of year	1,034,964	$23.20	1,143,205	$23.26	1,428,878	$21.53
Period Activity:
Restricted stock units awarded	420,377	19.87	325,321	20.02	281,567	24.13
Performance stock units awarded	131,755	22.96	146,367	22.78	219,943	23.25
Restricted shares distributed	—	—	(76,686)	18.26	—	—
Restricted stock units distributed	(297,322)	20.50	(237,416)	18.83	(312,182)	17.47
Performance stock units distributed	(71,541)	28.18	(111,155)	25.85	(296,909)	21.55
Restricted stock units forfeited	(93,696)	18.17	(74,075)	22.09	(90,896)	21.79
Performance stock units forfeited	(80,930)	27.19	(80,597)	25.30	(87,196)	25.95
Outstanding, end of year	1,043,607	$22.40	1,034,964	$23.20	1,143,205	$23.26

Expense associated with stock awards was $8.9 million, $7.0 million and $6.8 million in 2020, 2019 and 2018, respectively. Unrecognized pre-tax expense of $9.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at December 31, 2020.

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

A summary of deferred stock unit activity is as follows:

	Years Ended December 31,
	2020		2019		2018
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of year	253,340	$20.71	287,350	$20.80	269,977	$20.14
Period Activity:
Awarded	70,426	14.59	50,174	19.64	45,681	23.72
Distributed	(59,297)	21.66	(84,184)	20.38	(28,308)	19.22
Outstanding, end of year	264,469	$18.87	253,340	$20.71	287,350	$20.80

Expense associated with awards of deferred stock units was $1.0 million, $0.7 million and $1.1 million in 2020, 2019 and 2018, respectively. Unrecognized pre-tax expense of $0.3 million related to deferred stock unit awards is expected to be recognized over the weighted average remaining service period of 0.3 years for awards outstanding at December 31, 2020.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity is as follows:

	Years Ended December 31,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	52,783	$18.11	126,680	$23.06
Exercised	(52,783)	18.11	—	—
Canceled/Expired	—	—	(73,897)	26.60
Outstanding, end of year	—	$—	52,783	$18.11

Exercisable, end of year	—	$—	52,783	$18.11

In 2020, 2019 and 2018, there were no expenses related to stock options as all issued stock options were fully vested.

Financial data for stock option exercises are summarized in the following table (in thousands):

	Years Ended December 31,
	2019	2018
Amount received from stock option exercises	$956	$—
Total intrinsic value of stock option exercises (1)	129	—
Tax expense (benefit) of stock option exercises recorded in income tax expense	312	(1,556)
Aggregate intrinsic value of outstanding stock options	—	—
Aggregate intrinsic value of exercisable stock options	—	—

(1)  Calculation was based on a weighted average market price of the Company’s stock at the time of exercise of $20.55 for the year ended December 31, 2019.

12.    TAXES ON INCOME

Income (loss) before taxes (benefit) was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$10,454	$(3,469)	$1,122
Foreign	19,613	(16,511)	(5,187)
Total	$30,067	$(19,980)	$(4,065)

Provisions (benefits) for taxes on income (loss) consisted of the following components (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(1,683)	$(3,116)	$(4,902)
Foreign	5,010	5,705	6,025
State	794	49	(722)
Subtotal	4,121	2,638	401
Deferred:
Federal	(421)	(994)	58
Foreign	704	(199)	(1,531)
State	863	2,565	(221)
Subtotal	1,146	1,372	(1,694)
Total tax provision	$5,267	$4,010	$(1,293)

The reconciliation between the U.S. federal statutory income tax rate of 21% for 2020, 2019 and 2018 and the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income taxes (benefit) at U.S. federal statutory tax rate	$6,315	$(4,196)	$(854)
Increase (decrease) in taxes resulting from:
Change in the balance of the valuation allowance for deferred tax assets allocated to foreign income tax expense	38	806	590
Change in the balance of the valuation allowance for deferred tax assets allocated to domestic income tax expense	(1,256)	3,025	(564)
State income taxes, net of federal income tax benefit	1,051	2,033	(791)
Divestitures	(501)	5,613	2,133
Meals and entertainment	271	442	482
Changes in taxes previously accrued	45	(1,557)	(573)
Foreign tax rate differences	(176)	(643)	1,301
Share-based compensation	572	358	(1,427)
Goodwill impairment	—	—	291
Recognition of uncertain tax positions	(504)	(717)	(218)
Deemed mandatory repatriation	—	—	(842)
Other matters	(588)	(1,154)	(821)
Total tax provision	$5,267	$4,010	$(1,293)
Effective tax rate	17.5%	(20.1%)	31.8%

Deferred taxes are recognized for temporary differences between the financial reporting bases and tax bases of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income, the length of the tax asset carryforward periods, and tax planning strategies.

Net deferred taxes consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Foreign tax credit carryforwards	$6,152	$4,101
General business credit carryforwards	1,485	844
Net operating loss carryforwards	15,546	19,079
Accrued expenses	15,047	15,119
Operating lease liabilities	15,820	17,360
Other	5,999	7,587
Total gross deferred income tax assets	60,049	64,090
Less valuation allowance	(43,424)	(34,247)
Net deferred income tax assets	16,625	29,843
Deferred income tax liabilities:
Property, plant and equipment	(4,625)	(5,689)
Intangible assets	(1,009)	(12,203)
Operating lease assets	(15,464)	(17,198)
Other	(5,423)	(4,791)
Total deferred income tax liabilities	(26,521)	(39,881)
Net deferred income tax liabilities	$(9,896)	$(10,038)

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	December 31,
	2020	2019
Noncurrent deferred income tax assets, net	$448	$1,216
Noncurrent deferred income tax liabilities, net	(10,344)	(11,254)
Net deferred income tax liabilities	$(9,896)	$(10,038)

The Company’s deferred tax assets at December 31, 2020 included $15.5 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $9.0 million, which if not used will expire between the years 2021 and 2040, and $6.5 million that have no expiration dates. The Company also has deferred tax amounts related to foreign tax credit carryforwards of $6.2 million, of which, $0.9 million will expire in 2026 if not used, $3.7 million will expire in 2029 if not used, $1.5 million will expire in 2030 if not used and $0.1 million have no expiration date. The Company also has deferred tax amounts related to general business credit carryforwards of $1.5 million, of which, $0.2 million will expire in 2038 if not used, $0.8 million will expire in 2039 if not used and $0.5 million will expire in 2040 if not used.

For financial reporting purposes, a valuation allowance of $43.4 million has been recognized at December 31, 2020 to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2019 was $34.2 million.

As of December 31, 2020, a valuation allowance has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Activity in the valuation allowance is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, at beginning of year	$34,247	$28,451	$29,782
Additions	14,677	8,789	1,879
Reversals	(6,571)	(6,776)	(2,102)
Other adjustments	1,071	3,783	(1,108)
Balance, at end of year	$43,424	$34,247	$28,451

As a result of the deemed mandatory repatriation provisions in the Tax Cuts and Jobs Act (“TCJA”), the Company included $206.7 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. Certain provisions within the TCJA effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income that are not taxed at a minimum level. At this time, the Company does not intend to distribute earnings in a taxable manner; and therefore, intends to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, the Company has not recognized a deferred tax liability on any remaining undistributed foreign earnings as of December 31, 2020.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, at beginning of year	$1,384	$1,955	$2,229
Additions for tax positions of prior years	51	9	8
Lapse in statute of limitations	(451)	(587)	(264)
Foreign currency translation	7	7	(18)
Balance, at end of year, total tax provision	$991	$1,384	$1,955

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $0.3 million at December 31, 2020.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020, 2019 and 2018, approximately $0.2 million was expensed for interest and penalties in each year.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2021. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.9 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2016.

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

Purchase Commitments

The Company had no material purchase commitments at December 31, 2020.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2020 on its consolidated balance sheet.

Retirement Plans

Approximately 948 of our U.S. employees participate in multi-employer retirement plans. Substantially all of the Company’s remaining U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Company contributions to the domestic plans were $3.0 million, $5.2 million and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. From April 2020 to November 2020, the Company suspended Company contributions to increase liquidity and improve financial flexibility in light of COVID-19.

Certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2020, 2019 and 2018 were $0.3 million, $0.8 million and $1.1 million, respectively.

In connection with the Company’s 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Both the pension expense and funding requirements for the years ended December 31, 2020, 2019 and 2018 were immaterial to the Company’s consolidated financial position and results of operations. The plan assets and benefit obligation at December 31, 2020 were approximately $10.2 million and $9.5 million, respectively. The Company used a discount rate of 1.3% for the evaluation of the pension liability. The Company recorded an asset associated with the overfunded status of this plan of approximately $0.7 million, which is included in other long-term assets on the consolidated balance sheet. The plan assets and benefit obligation at December 31, 2019 approximated $9.1 million and $8.2 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 inputs as defined in Note 2.

14.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two operating segments, which are also its reportable segments: Infrastructure Solutions and Corrosion Protection. The Company’s operating segments correspond to its management organizational structure. Each operating segment has leadership that reports to the chief operating decision manager (“CODM”). The operating results and financial information reported by each segment are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment (see Note 6). As a result, the operating results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019 and 2018. Additionally, the relevant asset and liability balances of Energy Services are presented as held for sale at December 31, 2020, 2019 and 2018.

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

Financial information by segment was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues:
Infrastructure Solutions	$562,571	$590,797	$604,121
Corrosion Protection	245,193	295,090	393,740
Total revenues	$807,764	$885,887	$997,861

Gross profit:
Infrastructure Solutions	$144,213	$144,074	$132,411
Corrosion Protection	52,246	60,927	92,968
Total gross profit	$196,459	$205,001	$225,379

Operating income (loss):
Infrastructure Solutions (1)	$78,098	$42,079	$37,509
Corrosion Protection (2)	(6,133)	(5,635)	16,283
Corporate (3)	(30,977)	(35,211)	(33,783)
Total operating income	40,988	1,233	20,009
Other income (expense):
Interest expense (4)	(12,483)	(11,358)	(14,709)
Interest income	1,125	1,038	516
Other (5)	437	(10,893)	(9,881)
Total other expense	(10,921)	(21,213)	(24,074)
Income (loss) before taxes (benefit) on income (loss)	$30,067	$(19,980)	$(4,065)

Total assets:
Infrastructure Solutions	$511,606	$508,226	$500,977
Corrosion Protection	238,566	278,694	279,106
Corporate and other	58,425	39,794	50,098
Assets held for sale	92,850	168,799	162,236
Total assets	$901,447	$995,513	$992,417

Capital expenditures: (6)
Infrastructure Solutions	$10,103	$10,679	$12,730
Corrosion Protection	5,654	11,437	9,754
Corporate	802	3,219	4,977
Total capital expenditures	$16,559	$25,335	$27,461

Depreciation and amortization: (7)
Infrastructure Solutions	$14,174	$13,773	$16,758
Corrosion Protection	12,007	12,487	11,874
Corporate	2,521	2,413	2,112
Total depreciation and amortization	$28,702	$28,673	$30,744

(1)

Operating income for 2020 includes: (i) $0.1 million of restructuring reversals (see Note 4); (ii) $0.4 million of costs primarily related to the planned divestiture of certain international operations; and (iii) $1.1 million of impairment reversals related to assets held for sale. Operating income for 2019 includes: (i) $7.5 million of restructuring charges (see Note 4); (ii) $1.0 million of costs primarily related to the planned divestiture of certain international operations; and (iii) $17.6 million of impairment charges to assets held for sale (see Note 6). Operating income for 2018 includes: (i) $16.1 million of restructuring charges (see Note 4); and (ii) $0.4 million of cost incurred related to the disposition of Denmark.

(2)

Operating loss for 2020 includes $9.5 million of restructuring charges (see Note 4). Operating loss for 2019 includes: (i) $7.7 million of restructuring charges (see Note 4); (ii) $0.1 million of divestiture costs; and (iii) $2.9 million of impairment charges to assets held for sale (see Note 6). Operating income for 2018 includes: (i) $7.6 million of restructuring charges (see Note 4); and (ii) $2.5 million of costs incurred related to the divestiture of Bayou.

(3)	Operating loss for 2020 includes: (i) $2.7 million of restructuring charges (see Note 4); (ii) $3.2 million of divestiture costs; and (iii) $1.3 million of impairment charges related to assets held for sale (see Note 6). Operating loss for 2019 includes: (i) $5.2 million of restructuring charges (see Note 4); (ii) $2.2 million of costs primarily related to the planned divestiture of certain international operations; and (iii) $2.9 million of impairment charges to assets held for sale (see Note 6). Operating loss for 2018 includes $1.6 million of restructuring charges (see Note 4) and $4.1 million of divestiture costs.
(4)	Interest expense for 2020 includes $0.7 million of third-party arranging fees, expenses and the write-off of unamortized loan costs associated with the amended Credit Facility (see Note 9). Interest expense for 2018 includes $2.3 million of third-party arranging fees, expenses and the write-off of unamortized loan costs associated with the amended Credit Facility (see Note 9).
(5)	Other expense for 2020 includes gains of $0.9 million related to restructuring (see Note 4). Other expense for 2019 includes $10.2 million of restructuring charges (see Note 4). Other expense for 2018 includes charges of $7.0 million related to the loss on the sale of Bayou (see Note 1) and $4.0 million of restructuring charges (see Note 4).
(6)	Capital expenditures from our discontinued operations were $3.0 million, $3.4 million and $3.1 million in 2020, 2019 and 2018, respectively.
(7)	Depreciation and amortization from our discontinued operations were $6.8 million, $7.5 million and $7.1 million in 2020, 2019 and 2018, respectively.

The following table summarizes revenues, gross profit, operating income (loss) and long-lived assets by geographic region (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues: (1)
United States	$572,729	$586,628	$630,584
Canada	118,253	123,033	133,612
Europe	37,251	64,278	66,794
Other foreign	79,531	111,948	166,871
Total revenues	$807,764	$885,887	$997,861

Gross profit: (1)
United States	$139,308	$134,471	$136,477
Canada	24,360	22,183	22,823
Europe	11,437	14,849	8,379
Other foreign	21,354	33,498	57,700
Total gross profit	$196,459	$205,001	$225,379

Operating income (loss): (1)
United States	$18,817	$(3,528)	$(9,464)
Canada	11,849	7,460	9,482
Europe	6,230	(11,363)	(10,599)
Other foreign	4,092	8,664	30,590
Total operating income	$40,988	$1,233	$20,009

Long-lived assets: (1)(2)
United States	$89,487	$83,225	$105,978
Canada	7,817	7,462	7,725
Europe	3,073	3,336	8,295
Other foreign	1,413	10,192	6,662
Total long-lived assets	$101,790	$104,215	$128,660

(1)	Attributed to the country of origin.
(2)	Long-lived assets do not include goodwill, intangible assets, operating lease assets or deferred tax assets.

15.    DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. At December 31, 2020 and 2019, the Company’s cash flow hedges were in a net deferred loss position of $9.0 million and $4.6 million, respectively. The change during the period was due to unfavorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred losses were recorded in other non-current liabilities and other comprehensive income (loss) on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. Dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. No contracts were utilized during 2020. During 2019 and 2018, losses of $0.2 million and $0.5 million, respectively, were recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations.

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

The following table summarizes the Company’s derivative positions at December 31, 2020:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Interest Rate Swap	—	$166,287,598	2.2	—

The following table summarizes the fair value amounts of the Company’s derivative instruments, all of which are Level 2 inputs as defined in Note 2 (in thousands):

		December 31,
Designation of Derivatives	Balance Sheet Location	2020	2019
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current assets	$-	$261
	Total Assets	$-	$261

Interest Rate Swaps	Other non-current liabilities	$9,018	$4,899
	Total Liabilities	$9,018	$4,899

	Total Derivative Assets	$-	$261
	Total Derivative Liabilities	9,018	4,899
	Total Net Derivative Liability	$(9,018)	$(4,638)

16.    SUBSEQUENT EVENT

On February 16, 2021, the Company entered into a definitive merger agreement with affiliates of New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York. The transaction is valued at approximately $963 million, or $26.00 per common share, and was unanimously approved by the Company’s board of directors. Upon completion of the transaction, Aegion will become a private company and shares of Aegion common stock will no longer be listed on any public market. The merger is expected to close in the second quarter of 2021, subject to customary closing conditions, including, among other things, approval under the HSR Act and approval of the Company’s stockholders. In connection with the merger, any unvested restricted stock units and performance stock units will become fully vested at the time of the completed transaction and convert into the right to receive a cash payment equal to the per share transaction valuation. This conversion could be material. The merger agreement also includes customary termination provisions for both parties, subject, in certain circumstances, to the payment by the Company of a termination fee of $30,000,000.

As a result of the agreement, the Company terminated the open market share repurchase program effective February 16, 2021. For the period January 1, 2021 through February 15, 2021, the Company acquired 39,501 shares of the Company’s common stock for $0.8 million ($19.84 average price per share).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s report is included in Item 8 of this Report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their respective ages and positions with us, as of the date of this Annual Report on Form 10-K are as follows:

Executive Officers
Charles R. Gordon	63	President, Chief Executive Officer and Director
David F. Morris	59	Executive Vice President and Chief Financial Officer
Mark A. Menghini	48	Senior Vice President, General Counsel and Secretary
Kenneth L. Young	69	Senior Vice President, Treasury and Tax
John L. Heggemann	43	Senior Vice President, Corporate Controller and Chief Accounting Officer
Non-Employee Directors
Stephanie A. Cuskley	60	Director and Chair of the Board
Stephen P. Cortinovis	71	Director and Vice Chair of the Board
Walter J. Galvin	74	Director
Rhonda Germany Ballintyn	64	Director
M. Richard Smith	73	Director
Phillip D. Wright	65	Director

Executive Officers

Charles R. Gordon.  Mr. Gordon serves as our President and Chief Executive Officer, a position he has held since October 2014. Mr. Gordon had been serving as our interim Chief Executive Officer since May 2014 and has served on our board of directors since 2009. Prior to serving as interim Chief Executive Officer of the Company, Mr. Gordon served as Chief Executive Officer of Natural Systems Utilities, LLC, a distributed water infrastructure company, from February 2014 to May 2014. Prior to Natural Systems Utilities, LLC, Mr. Gordon was President and Chief Operating Officer of Nuverra Environmental Solutions, Inc. (a holding company formerly known as Heckmann Corporation that buys and builds companies in the water sector) from November 2010 until his resignation in October 2013. Mr. Gordon was President and Chief Executive Officer of Siemens Water Technologies (a business unit of Siemens AG, a world leader in products, systems and services for water and wastewater treatment for industrial, institutional and municipal customers) from 2008 to 2010. Previously, Mr. Gordon served as Executive Vice President of the Siemens Water & Wastewater Systems Group from 2005 to 2008 and as Executive Vice President of the Siemens Water & Wastewater Services and Products Group from 2003 to 2005. His past experience also includes various management positions with US Filter Corporation and Arrowhead Industrial Water, prior to the acquisition of US Filter Corporation by the Siemens family of companies in 2004.

David F. Morris.  Mr. Morris serves as our Executive Vice President and Chief Financial Officer, a position he has held since April 2018.  Mr. Morris served as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary from October 2014 through April 2018 and as our interim Chief Financial Officer from November 2017 through April 2018. Mr. Morris served as our Vice President, General Counsel and Secretary beginning in January 2005 through April 2007, at which time he was promoted to Senior Vice President. Mr. Morris became our Chief Administrative Officer in August 2007. Mr. Morris was promoted to Executive Vice President in October 2014. From March 1993 until January 2005, Mr. Morris was an attorney with the law firm of Thompson Coburn LLP, St. Louis, Missouri, most recently as a partner in its corporate and securities practice areas.

Mark A. Menghini.  Mr. Menghini serves as our Senior Vice President, General Counsel and Secretary, a position he has held since May 2018.  Mr. Menghini served as our Senior Vice President and Interim General Counsel from November 2017 through May 2018.  Mr. Menghini served as our Senior Vice President and Deputy General Counsel from October 2014 through November 2017 and as our Deputy General Counsel from December 2013 through October 2014. Prior to joining Aegion, Mr. Menghini was an officer and shareholder Greensfelder, Hemker & Gale, P.C., a regional law firm based in St. Louis, Missouri, where he practiced as a member of the firm’s Construction Law Practice Group from 1998 until 2013.

Kenneth L. Young.  Mr. Young serves as our Senior Vice President, Treasury and Tax, a position he has held since June 2019. He served as our Senior Vice President, Controller, Principal Accounting Officer and Treasurer from December 2018 until June 2019. Mr. Young served as our Senior Vice President and Treasurer from October 2014 through December 2018, and as interim Corporate Controller from May to December 2018. Mr. Young served as our Vice President and Treasurer from April 2009 until October 2014. Prior to joining our Company in April 2009, he worked for Huttig Building Products, Inc., a building supply distributor, from 2005 to 2009, most recently serving as Chief Financial Officer, Secretary and Treasurer. Prior to that, he worked for MEMC Electronic Materials (now SunEdison Semiconductor) from 1989 to 2005, most recently serving as Corporate Treasurer.

John L. Heggemann. Mr. Heggemann serves as our Senior Vice President, Corporate Controller and Chief Accounting Officer, a position he has held since June 2019.  He served as our Vice President – Operational Finance, Middle East and Asia Pacific from April 2018 to June 2019. Prior to that, Mr. Heggemann served as our Senior Controller and Director of Cost Accounting in the Corrosion Protection Platform and as a Plant/Manufacturing Controller and Senior Financial Analyst in the Infrastructure Solutions Platform. Mr. Heggemann has been with the Company since August 2013 and previously worked for the Company from September 2001 to September 2006. Mr. Heggemann served in finance-related roles with Spartan Showcase, a division of Leggett & Platt, Inc., and with Carboline Company, a division of RPM International Inc., from September 2006 to August 2013.

Non-Employee Directors

Stephanie A. Cuskley.  Ms. Cuskley was elected as the Chair of our Board in April 2019 and has served as a director since 2005.  Ms. Cuskley serves as an ex officio member of all standing Board committees.  Since late 2015, Ms. Cuskley has served as the Chief Executive Officer of the Leona M. and Harry B. Helmsley Charitable Trust, which aspires to improve lives by supporting efforts in the U.S. and around the world in health and select place-based initiatives.  From 2009 until late 2015, Ms. Cuskley served as the Chief Executive Officer of NPower, a national nonprofit mobilizing the tech community and providing opportunities to build tech skills of individuals, nonprofits and schools.  Prior to NPower, Ms. Cuskley was an investment banker, most recently with JPMorgan Chase.  Ms. Cuskley formerly served as a director of AdvantAir, Inc., a publicly-held company, until 2013.  Ms. Cuskley was selected to serve on our Board because of her strong financial and investment banking background, as well as her leadership and executive management experience.

Stephen P. Cortinovis.  Mr. Cortinovis was elected as the Vice Chair of our Board in 2013 and has served as a director since 1997.  Mr. Cortinovis serves as a member of our Audit Committee and Compensation Committee.  Mr. Cortinovis has been co-owner of Lasco Foods, Inc., a privately-held company, since 2005.  Mr. Cortinovis was a partner with Bridley Capital Partners Limited, a private equity group, from 2001 until 2007.  Prior to Bridley Capital Partners Limited, Mr. Cortinovis served in various executive positions, including President – Europe, with Emerson Electric Co. (NYSE: EMR), a publicly-held electrical and electronic manufacturer, from 1995 – 2001.  Mr. Cortinovis currently serves on the Board of Plexus Corp. (NASDAQ: PLXS), a publicly-held electronic manufacturing services company (since 2013), and Lasco Foods, Inc.  Mr. Cortinovis was selected to serve on our Board because of his strong background in the global manufacturing and technology sector, as well as his expertise with large multinational corporations.

Walter J. Galvin.  Mr. Galvin was elected to our Board in 2014.  Mr. Galvin serves as Chair of our Audit Committee and as a member of our Corporate Governance and Nominating Committee.  Mr. Galvin retired from Emerson Electric Co. (NYSE: EMR), a publicly-held electrical and electronic manufacturer, in 2013, where he served as Vice Chairman from 2009 to 2013, Chief Financial Officer from 1993 to 2010, management member of the Board of Directors from 2000 to 2013 and, following retirement, a consultant from 2013 to 2015.  Mr. Galvin currently serves as a senior advisor to Irving Place Capital, a private equity firm.  Mr. Galvin formerly served as a director of Ameren Corporation (NYSE: AEE), a publicly-held company; FM Global, a privately-held mutual insurance company, and United Way of Greater St. Louis, a non-profit.  Mr. Galvin was selected to serve on our Board because of his wealth of senior management, leadership, and financial experience with well-respected public companies.

Rhonda Germany Ballintyn.  Ms. Germany Ballintyn was elected to our Board in 2017.  Ms. Germany Ballintyn serves as a member of our Compensation Committee and our Corporate Governance and Nominating Committee.  Ms. Germany Ballintyn retired from Honeywell International, Inc. (NYSE: HON), a publicly-held producer of commercial and consumer products, engineering services and aerospace systems, in 2017, where she served as Vice President, Chief Strategy and Marketing Officer from 2002 to 2017.  Prior to Honeywell, Ms. Germany Ballintyn held the positions of Vice President, Partner and Board Director at Booz, Allen & Hamilton (NYSE: BAH), a publicly-held management and technology consulting firm.  Ms. Germany Ballintyn also held management positions with Chem Systems Inc. and Union Carbide Corporation.  Ms. Germany Ballintyn currently serves on the Boards of Univar Solutions Inc. (NYSE: UNVR), a publicly-held global chemical distributor; Integra LifeSciences Holdings Corp. (NASDAQ: IART), a publicly-held medical technology company; Hypertherm, Inc., a privately-held designer and manufacturer of cutting products; and Zapata Computing, Inc., a privately-held software solutions company.  Ms. Germany Ballintyn formerly served as a director of UMGCV, a non-profit supporting higher education.  Ms. Germany Ballintyn was selected to serve on our Board because of her extensive strategy and marketing background, as well as her senior leadership experience, especially in the manufacturing sector.

M. Richard Smith.  Mr. Smith was elected to our Board in 2009.  Mr. Smith serves as Chair of our Corporate Governance and Nominating Committee and as a member of our Audit Committee.  Mr. Smith served as a consultant to the Board of Sithe Global Power, LLC from 2008 to 2016.  Mr. Smith also served as Interim Chief Executive Officer of SkyFuel, Inc. from February through November 2010 and as a member of its Board until December 2011.  Prior to SkyFuel, Inc., Mr. Smith served as the Chief Executive Officer of Intergen NV and in various management positions at affiliated Bechtel companies and PG&E Corporation (NYSE: PCG).  Mr. Smith currently serves on the Board of McGrath Rentcorp (NASDAQ: MGRC), a publicly-held diversified business-to-business rental company and previously served on the Board of USEC Inc. (now known as Centrus Energy Corporation (NYSEAMERICAN: LEU)), a publicly-held supplier of nuclear fuel and services to the nuclear power industry.  Mr. Smith was selected to serve on our Board because of his global business experience in the energy industry, including the mining and oil and gas sectors.

Phillip D. Wright.  Mr. Wright was elected to our Board in 2011.  Mr. Wright serves as Chair of our Compensation Committee and as a member of our Corporate Governance and Nominating Committee.  Mr. Wright previously served as President of Williams Gas Pipeline Company from 2005 to 2011, Senior Vice President and Chief Restructuring Officer of The Williams Companies, Inc. (NYSE: WMB) from 2002 to 2005; and President and Chief Executive Officer of Williams Energy Services LLC from 2001 to 2002.  Prior to Williams, Mr. Wright held roles in operations, engineering and commercial management for thirteen years with Conoco, Inc. (merged with ConocoPhillips (NYSE: COP))  Mr. Wright previously served as a director and chairman of the Interstate Natural Gas Association of America, as a former chairman of the Association of Oil Pipelines of America, and as former First Vice Chairman of the Southern Gas Association.  Mr. Wright formerly served as a director for Piedmont Natural Gas Company, a publicly-held energy services company acquired by Duke Energy (NYSE: DUK) in 2016.  Mr. Wright was selected to serve on our Board based on his extensive managerial experience in the energy industry, including numerous executive positions, as well as his in-depth knowledge of the oil and gas sectors.

There are no family relationships among any of the directors or executive officers.

Corporate Governance Documents

Based on the recommendation of our Board’s standing committees, our Board has adopted corporate governance documents to assist in regulating risk and to improve corporate performance and accountability in creating long-term shareholder value. These corporate governance documents include:

•	Corporate Governance Guidelines
•	Board Standing Committee Charters
•	Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Employees
•	Code of Conduct

Each of the above listed corporate governance documents, as well as our By-Laws, may be found on our website, www.aegion.com under “Investors – Corporate Governance”. If our Code of Ethics is amended or a waiver of our Code of Ethics or Code of Conduct is granted to any of our officers or directors, we will disclose the amendment or waiver on our website or as required by law.

The members of our Board’s Audit Committee are Walter J. Galvin (Chair), Stephen P. Cortinovis and M. Richard Smith. The Board has affirmatively determined that each member of the Audit Committee qualifies as independent under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and under Exchange Act Rule 10A-3 specific to audit committee members.

Based on the findings of the Audit Committee, our Board has also determined that Mr. Galvin is an “audit committee financial expert,” as defined in the rules promulgated by the Securities and Exchange Commission and as required of Nasdaq-listed companies.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information about our 2020 compensation program for the following executive officers (collectively, our “Named Executive Officers”):

Named Executive Officer	Position
Charles R. Gordon	President and Chief Executive Officer
David F. Morris	Executive Vice President and Chief Financial Officer
Mark A. Menghini	Senior Vice President, General Counsel and Secretary
Kenneth L. Young	Senior Vice President, Treasury and Tax
John L. Heggemann	Senior Vice President, Corporate Controller and Chief Accounting Officer

This discussion also contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

COVID-19 Impact

When the COVID-19 pandemic first presented in February 2020, we, like the rest of the world, were faced with numerous unprecedented uncertainties regarding the pandemic’s impact on our near- and long-term financial outlook and liquidity, any one of which uncertainties would alone cause us concern in an ordinary year. It bears mentioning that, unlike other companies without exposure to the oil and gas markets, our business and outlook faced further uncertainty as a result of a globally impactful oil dispute between Saudi Arabia and Russia that was developing at this same time which caused an unprecedented decline in oil prices.

Faced with the confluence of the pandemic and the volatility of oil prices, in late February and March 2020, our senior leadership spent significant time examining the various scenarios that could play out in the coming months.  We identified several individual and collective “worst case scenarios” to guide our decision-making in addressing the rapidly developing situation. Significant questions drove our scenario planning, including, but not limited to, the following:

•	What steps would be necessary to keep our employees safe, and how would those steps impact productivity at each level of our business?
•	How would local, state, federal and foreign legislation impact our operations or increase our costs?
•	How would the pandemic impact our customers’ ability to timely pay for our work, and how would our cashflow be impacted?
•	Would the pandemic lead to key customer bankruptcies?
•	Could the pandemic lead to budget shortfalls and a reallocation of funds for anticipated projects by our municipal clients?
•	Would the pandemic result in the cancellation or postponement of our larger remote coating projects in South America and the Middle East?
•	How would our access to capital be impacted?
•	How long would “work from home” restrictions last, and what impact would the anticipated decrease in gas consumption have on our West Coast oil refinery operations?
•	How would the Saudi/Russia dispute impact the price of oil and, as a result, our domestic pipeline projects and large scheduled projects in the Middle East?

The scenario planning, coupled with the absence of any clarity at the time as to how any of the foregoing questions would be answered, made one thing clear: we needed to take quick actions to position Aegion’s liquidity to withstand the potential cumulative impact of any number of the foregoing situations playing out. Our senior leadership determined that it was necessary to immediately take a combination of steps to brace and expand Aegion’s liquidity for the uncertain days ahead. Chief among those actions was (i) initiating a negotiation of an amendment to the Company’s credit facility to expand the Company’s access to cash; and (ii) enacting significant cost-cutting and cash-saving measures, including with respect to our compensation programs.

Specifically, with regard to our compensation programs, we took the following actions in March 2020:

•	Effective April 1, 2020, we instituted a temporary base salary reduction for all North American salaried employees. This reduction resulted in reductions of 50% of the base salaries of Messrs. Young and Heggemann and 100% of the base salaries of Messrs. Gordon, Morris and Menghini. These reductions were made with the intent to grant restricted stock units under our 2016 Employee Equity Incentive Plan, as amended, to make up for the base salary forgone by our North American salaried employees, including the Named Executive Officers.
•	We canceled previously approved 2020 merit increases to base salaries which were scheduled to go into effect on April 1, 2020. The canceled 2020 merit increases were not reinstated.
•

We modified our 2020 Annual Incentive Program (“2020 AIP”) to: (i) remove a revenue growth multiplier first introduced in 2020, which served as an incentive and reward for revenue growth or, conversely, a deduct for failure to grow by objective measures; (ii) remove a potential deduct for certain metrics relating to days sales outstanding in light of the pandemic’s impact on collection of our accounts receivable; and (iii) calculate payouts using a percentage of base salary level (without regard to the reductions discussed above) and not a percentage of base salary earnings (i.e., base salary actually paid).

•	We temporarily suspended employer contributions to 401(k) and other defined contribution plans, as well as our deferred compensation plans.
•	We amended our severance policy such that the maximum severance period available to any employee was three months.
•	We canceled second quarter cash compensation payments to our Board of Directors, ultimately replacing those cash payments with deferred stock unit awards of equal value on June 30, 2020.

Throughout the second quarter of 2020, our Board of Directors met with our senior management at least every two weeks to obtain real-time updates of how our businesses were impacted by the pandemic.  At these meetings, the Board reviewed various metrics to understand the impacts of the pandemic, as well as the proactive measures we were employing to combat and minimize those impacts.

In April 2020, we successfully completed an amendment to our credit facility that significantly increased our borrowing capacity.  In light of this improvement in our liquidity position and as we gained better clarity into the impact of the pandemic on our business, effective May 1, 2020, we were able to reduce the percentage of the salary reductions to 25% for Messrs. Young and Heggemann and 50% for Mr. Menghini. Messrs. Gordon and Morris continued to forgo 100% of their respective base salaries.

In June 2020, we completed a study of our municipal customers’ budgeting processes, concluding that the majority of municipal spending for our wastewater sewer repair projects was not at risk.  With continuing improved clarity into the impact of the pandemic on our business, we fully reversed the base salary reductions above, effective July 1, 2020, such that each Named Executive Officer’s base salary was equal to the level prior to the March 2020 reductions. Further, we awarded to each of the Named Executive Officers restricted stock units under our 2016 Employee Equity Incentive Plan, as amended, equal to the amount of base salary forgone. The number of restricted stock units granted was determined by dividing the total base salary foregone by $15.87, the closing price of our stock on June 30, 2020. The restricted stock units awarded to each of the Named Executive Officers fully vested on November 15, 2020. We believe a short vesting period was appropriate given these awards were in place of forgone base salary which has no time-based service component. Similarly, our North American salaried employees other than our Named Executive Officers received either cash or restricted stock units in replacement of their forgone base salary.  For those members of senior management subject to our Stock Ownership Policy with Respect to Officers, the Board of Directors allowed a variance to that policy such that participants would be allowed to sell their stock awards after vesting, recognizing that such awards were for the replacement of forgone salary as opposed to retention purposes.  The following table outlines the base salary forgone by each of the Named Executive Officers, as well as the awards of restricted stock units made with respect to such forgone base salary:

Named Executive Officer	Base Salary Forgone	RSUs Granted(1)
Charles R. Gordon	$176,713	11,135
David F. Morris	115,504	7,278
Mark A. Menghini	67,503	4,253
Kenneth L. Young	23,352	1,471
John L. Heggemann	22,503	1,418

______________________

(1)   The number of restricted stock units (“RSUs”) awarded was determined by dividing the total base salary forgone by $15.87, which was the closing stock price of our common stock on June 30, 2020.  All RSUs in the above table fully vested on November 15, 2020.

In July 2020, we further modified our 2020 AIP to add two potential quarterly payout opportunities if certain objective financial metrics were met in the third and fourth quarters of 2020.  The maximum amount of each of these two payouts was 15% of a participant’s overall 2020 AIP goal, with a threshold payout of 50% of the maximum amount if 90% of the financial metric was met.  Payouts would follow a straight line from a payout of 50% of the maximum amount to 100% of the maximum amount if between 90% and 100% of the financial metric was met.  The fourth quarter payout was subject to a potential deduct if certain safety metrics were not met.  Previously established full year 2020 AIP targets remained unchanged, with any “full year” 2020 payouts reduced by 67% of any actual third and fourth quarter payouts. We believe these modifications to the 2020 AIP struck the correct balance between continuing to incentivize participants in the 2020 AIP during the challenging conditions caused by the pandemic and ensuring payouts were appropriate in light of the Company’s performance in 2020.

Beginning on November 1, 2020, we reinstituted employer contributions to our 401(k) and other defined contributions plans as well as our deferred compensation plan. See page 126 and footnote (5) to the Summary Compensation Table on page 129 for the employer contributions made to the 401(k) and deferred compensation plans of each of our Named Executive Officers. Further, effective December 8, 2020, we revised our severance policy to eliminate the three-month maximum severance period among other changes that are described in more detail on page 133.

Despite the challenges presented by an unprecedented global pandemic, after careful consideration, we elected not to modify in any manner our outstanding long-term incentive awards. Given the long-term nature of these awards, including a three-year performance period, we currently believe these awards should remain intact and not be modified as a result of the COVID-19 pandemic.

Overview & Compensation Philosophy

We emphasize a total compensation approach in establishing individual executive compensation levels, with each element of compensation serving a specific purpose.  In this context, the foundation of all decisions regarding our executive compensation program is a pay for performance philosophy.  Our pay for performance philosophy requires the achievement of financial goals and business objectives designed to drive profitable growth coupled with service requirements to encourage retention of executive talent.  We believe that the continuation of this philosophy will in turn drive stockholder value over time.

We also believe that our executive compensation decisions should be consistent with, and designed to facilitate, good corporate governance practices. Accordingly, we:

✓	utilize independent compensation consultants that do not perform any other work for the Company or our management team;
✓	devote significant time to succession planning efforts;
✓	adopt and maintain compensation programs that do not encourage imprudent risk;
✓	do not enter into employment agreements with our executive officers;
✓	include double-trigger change in control provisions in our Continuity Agreements (defined below) and for accelerated vesting of our long-term incentive awards;
✓	target all components of compensation at the 50th percentile of our peer group companies;
✓	maintain robust stock ownership guidelines, which prohibit the sale of shares (other than shares used to pay applicable taxes and/or the exercise price for stock options) until compliance is achieved;
✓	consider benchmarking and market data in making compensation decisions;
✓

do not permit or include problematic pay practices such as the repricing of “underwater” stock options without stockholder approval, excessive perquisites or tax gross-up payments (including in the event of a change in control);

✓	maintain anti-hedging, anti-pledging and incentive compensation clawback policies;
✓	maintain a robust stockholder outreach program;
✓	elect directors annually by a majority vote standard (except in contested elections);
✓	separate the roles of Chair of the Board and Chief Executive Officer;
✓	ensure that all of our directors are independent other than our Chief Executive Officer; and
✓	mitigate the potential dilutive effect of equity awards through share repurchase programs.

The Compensation Committee (the “Committee”) is responsible for establishing our compensation philosophy and for establishing individual executive compensation. In doing so, the Committee has developed a compensation philosophy that strives to ensure that:

•

our executive compensation aligns the interests of our executives with those of our stockholders by rewarding the achievement of specific annual, long-term and strategic goals, with the ultimate objective of increasing stockholder value;

•

our executive compensation attracts, retains and incentivizes top talent by providing a competitive and equitable compensation package relative to the compensation paid to similarly situated executives of our peer group;

•	our executive compensation includes performance and/or service requirements for vesting or retention of equity awards;
•	our executive compensation is based on the executive’s combined and individual commitment, experience, level of responsibility and contribution to our business goals;
•	our executive compensation policies enhance our business interests by encouraging innovation on the part of our executives and other key employees balanced by appropriate levels of risk taking; and
•	our executive compensation program has flexibility that allows us to pivot in the face of unforeseen circumstances, such as the COVID-19 pandemic.

The Committee also considers:

•	the tax and accounting effects of compensation when determining the elements, structure and amounts of our executives’ total compensation packages; and
•

whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. The Committee has determined that the Company’s current compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Process

Independent Compensation Consultants. In determining the total compensation of our executive officers and other high-level employees, the Committee is assisted by independent compensation consultants.  In 2020, the Committee directly engaged the services of Exequity, which performed services at the request of the Committee and did not perform any other services that were not related to executive compensation for the Company through requests from management.  Exequity provided the Committee with advice and recommendations with respect to our Company’s executive compensation program including a review of the overall competitiveness of the program and its consistency with our pay for performance philosophy.

Role of Chief Executive Officer. The Committee also seeks the input of Mr. Gordon in determining the total compensation of our executive officers (other than with respect to Mr. Gordon’s compensation) and other high-level employees.  Mr. Gordon’s input includes his review of the performance of each executive officer, including our Named Executive Officers, and his recommendations to the Committee regarding the specific compensation levels of those executives.  Mr. Gordon tracks each executive’s performance throughout the year, detailing accomplishments and areas of strength and improvement.  Then, Mr. Gordon bases his evaluation and recommendation on his knowledge of each executive’s performance.  Mr. Gordon and executive management then typically work together to develop performance target recommendations for presentation to, and consideration by, the Committee in connection with incentive compensation determinations for the coming year.  In addition, executive management also recommends the management annual incentive compensation plan to the Committee for review and consideration by the Committee.

Benchmarking Target for Executive Compensation. As noted above, in making decisions regarding the target total compensation of our executives, the Committee continuously reviews information provided by outside compensation consultants and considers, among other factors discussed herein, the relative compensation of similarly situated employees of our peer group of companies.  In selecting a peer group, the Committee reviews companies that the Committee believes, based on certain data and recommendations of Aon Hewitt and Exequity, compete most with our Company for executive talent.  The Committee periodically reviews and updates our peer group.

The peer group of companies used for purposes of 2020 compensation is as set forth immediately below:

Barnes Group Inc.	Helix Energy Solutions Group	Newpark Resources, Inc.
CIRCOR International, Inc.	Kennametal Inc.	Oil States International Inc.
Dril-Quip, Inc.	MasTec, Inc.	Primoris Services Corporation
Enerpac Tool Group Corp.	Matrix Service Company	Team, Inc.
Forum Energy Technologies, Inc.	McDermott International Inc.	Tetra Tech, Inc.
Granite Construction Incorporated	Mistras Group, Inc.	Valmont Industries, Inc.

The Committee also considers pay data of similarly situated executives from publicly filed proxy statements and compensation surveys.  The data the Committee reviewed may include base salary, annual cash incentive payments and long-term incentive components of pay or selected market survey data where peer group data for a like-position is not available.  In considering total compensation for 2020, the Committee specifically considered pay data from Aon Hewitt’s Executive Compensation Benchmarking Analysis, which included data from our peer group (as set forth above) as well as a broader group of 23 companies*.  For compensation paid to our executives, in 2020, the Committee targeted annual cash compensation opportunity (base salaries and incentive compensation) and targeted total long-term incentive compensation opportunity at the 50% range of the peer group for similarly situated executives.  The Committee believes that total compensation opportunity should be targeted at the median levels and that base salaries establish the minimum compensation upon which an executive can rely.  Actual annual cash and long-term incentive compensation, and therefore, total compensation, can meet, fall short of or exceed the target based on the level of achievement of applicable corporate and individual performance requirements.  The target compensation levels are only one factor in the Committee’s determination of executive compensation levels.  Actual compensation levels for executives may be more or less than the targeted levels based upon other factors that the Committee may consider in its discretion as discussed herein.

*

The 23 companies consist of: American Axle & Manufacturing Holdings, Inc.; A.O. Smith Corporation; Armstrong World Industries, Inc.; Brady Corp.; Chart Industries Inc.; ESCO Technologies, Inc.; H.B. Fuller Company; Helix Energy Solutions Group, Inc.; IDEX Corporation; Leggett & Platt Inc.; Martin Marietta Materials, Inc.; Mueller Water Products, Inc.; Nordson Corporation; Oil States International, Inc.; Olin Corporation; Packaging Corporation of America; Polaris Industries Inc.; PolyOne Corporation; SPX Corporation; Steelcase Inc.; Valmont Industries, Inc.; Waters Corporation;  and Woodward, Inc.

Say on Pay Results

We conduct a stockholder outreach program through which we interact with stockholders on a number of matters throughout the year, including executive compensation.  The compensation disclosed in last year’s Proxy Statement was approved by our stockholders at the 2020 Annual Meeting of Stockholders by a 98.40% vote, which reflects, in the view of the Committee, the efficacy of that outreach.  The Committee considered this favorable outcome and believes it conveyed our stockholders’ support of the Committee’s decisions and the existing executive compensation programs.  Consistent with this support and outside of adjustments made in light of COVID-19, the Committee decided to retain the design and structure of our executive compensation programs in the remainder of 2020 and in 2021, with minor modifications as described in this Compensation Discussion and Analysis.  The Committee believes that the existing compensation programs continue to attract, retain and appropriately incent senior management.

Compensation Mix

In 2020, our executive compensation program consisted primarily of three elements: (i) short-term cash compensation in the form of a base salary; (ii) performance-based, short-term cash compensation in the form of annual cash incentives; and (iii) long-term equity incentive compensation in the form of performance-based stock units and time-based restricted stock units. The objective and alignment with stockholder value creation for each of these elements are set forth in the table below.

Component	Key Features	Objectives
Total Direct Compensation
Base Salary	• Provides a base wage that is competitive to attract and retain highly qualified leaders • Reflects individual performance, experience and scope of responsibility	• Only pay element that is independent of Company financial or individual performance and service requirements
Annual Cash Incentive	• Provides additional cash compensation opportunity for executives • Motivates executives to achieve annual individual and Company goals	• 75% at risk based on Company performance • 25% at risk based on individual performance • Focused on Company earnings growth
Long-Term Incentives
Performance Units	• Provides opportunity for stock acquisition • Motivates executives to make decisions that focus on long-term stockholder value • Promotes retention of highly qualified leaders	• Equity-based • At risk based on Company TSR and ROIC goal achievement • Payout based on sustained growth
Restricted Stock Units	• Same key features as “Performance Units”	• Equity-based • Service requirements aid long-term retention

Pay for Performance Analysis

We target

We believe the mix of compensation we have adopted appropriately provides rewards only upon strong financial and operational performance, especially over the long-term. Specifically, in 2020, using year-end base salary and target percentages for our 2020 AIP:

•	50% of total target compensation of our CEO was performance-based and 61.4% was long-term and equity-based;
•	42.3% of total target compensation of our Named Executive Officers other than the CEO was performance-based and 38.5% was long-term and equity-based (in each case on a weighted average basis);
•

a substantial portion of target pay is delivered through long-term equity awards, 50% of which is based on the achievement of objective performance goals and 100% of which is based on a multi-year vesting schedule and continued service requirements; and

•	19.3% of total target compensation of our CEO was base salary; and 38.3% of our Named Executive Officers’ total target compensation was base salary (on a weighted average basis).

As noted above in the section “COVID-19 Impact”, during the second quarter of 2020, the Named Executive Officers temporarily forwent some or all of their respective base salary compensation but were reimbursed for the amount of the forgone base salary with restricted stock units that fully vested on November 15, 2020.  The purpose of the above percentages presented in this section is to demonstrate the link between target compensation and either performance- or equity-based compensation.  For that reason, the base salary reductions and award of restricted stock units with respect thereto is disregarded in the above percentages in this section.

Understanding the Pay of our Chief Executive Officer and Other Named Executive Officers

 This section provides additional detail on the rationale for the pay of our Chief Executive Officer as well as the pay of our other Named Executive Officers.

2020 Total Reported Compensation v. Realizable Pay

The 2020 realizable pay of our Named Executive Officers is set forth in the table below as compared to the total reported compensation of these executives as set forth in the Summary Compensation Table on page 129 (the “SCT”). We define realizable pay for these purposes as the sum of the following: (1) base salary and cash incentives earned for 2020; (2) the fair market value of the shares of our common stock payable in respect of performance units vesting as a result of Company performance for a performance period ending in 2020; and (3) the fair market value of any restricted stock unit awards granted during 2020. For purposes of the table, the value of shares subject to awards was based on the year-end 2020 closing price of our common stock (i.e., $18.99). Although the Committee did not rely on the information in the below table to make compensation decisions for 2020, the information in the table is made available to the Committee as part of the compensation process.

		2020 Realizable Pay
Name	2020 Total Reported Compensation	Salary(1)	Annual Cash Incentive	Performance Units(2)	Service-Based Restricted Stock Units(3)	Other Compensation(4)	Total Realizable Pay	Realizable Pay as a % of Total Reported Compensation
Charles R. Gordon	$3,487,012	$706,832	$388,754	$342,599	$930,472	$19,801	$2,388,458	68.50%

David F. Morris	1,477,106	464,432	208,510	111,338	310,164	13,608	1,108,052	75.02

Mark A. Menghini	906,441	360,003	118,800	30,840	165,422	6,011	681,076	75.14

Kenneth L. Young	414,305	249,076	54,797	17,129	41,360	5,018	367,380	88.67

John L. Heggemann	404,091	240,003	52,800	—	41,360	5,867	340,030	84.15

______________________

(1)	Includes base salary paid in 2020 plus the dollar amount of forgone salary resulting from the temporary reduction in base salary as a result of COVID-19. As discussed in further detail above the section entitled “COVID-19 Impact”, restricted stock units were awarded on June 30, 2020 in consideration of the forgone salary, with the number of restricted stock units being equal to the amount of salary forgone divided by the closing price of our common stock on June 30, 2020.
(2)

The performance units from the 2018-2020 awards vested at 43.55% of target value as a result of the ROIC metric (25%) not being achieved and the TSR metric (75%) being below target over the three-year cumulative period. The dollar values represent the fair market value as of December 31, 2020 ($18.99) of the vested performance units from the 2018-2020 grant.

(3)

Represents the fair market value as of December 31, 2020 of the annual restricted stock units granted in 2020, all of which are subject to a cliff vesting requirement ending on the third anniversary of the grant date. As noted in footnote (1) above, does not include the awards of restricted stock units made in connection with forgone base salary as a result of reductions in the second quarter of 2020, which are captured in the “Salary” column.

(4)	Computed consistent with the “All Other Compensation” column of the Summary Compensation Table.

As demonstrated by the above table, for all Named Executive Officers, the actual compensation realizable in 2020 by our Named Executive Officers was 68.50% to 88.67% of the compensation set forth on the SCT. The Committee believes this is an appropriate result in light of the Company’s financial performance in 2020 (and, with respect to the performance units with a performance period from 2018-2020, the Company’s financial performance for that period) and demonstrates that our compensation program is working as designed to achieve pay for performance.

Compensation Decisions in 2020

2020 Compensation Decisions by Element of Pay

Set forth below is a more detailed description of each element of our compensation and benefits programs for our Named Executive Officers, including the compensation decision in 2020 for each element.

Base Salary.

Named Executive Officer	Base Salary Effective January 1, 2020	Increases During 2020	Base Salary Effective December 31, 2020
Charles R. Gordon	$706,825	None	$706,825
David F. Morris	462,000	8.2%	500,000
Mark A. Menghini	360,000	None	360,000
Kenneth L. Young	249,075	None	249,075
John L. Heggemann	240,000	None	240,000

Annual Cash Incentive Compensation. We maintain a Management Annual Incentive Plan (the “AIP”), as reviewed and approved by the Committee, pursuant to which our executives and other key employees are eligible to receive annual cash incentive awards.

Each participant in the 2020 AIP was assigned a target incentive award goal that was expressed as a percentage of his or her base salary. For 2020, the Committee assigned the following target annual incentive awards as a percentage of the Named Executive Officers’ respective base salaries, which percentages are consistent with target percentages as of December 31, 2019 with the exception that Mr. Menghini’s percentage was increased from 55% to 60% in February 2020 in conjunction with a market adjustment and Mr. Morris’ percentage was increased from 70% to 80% in December 2020 in recognition of the achievements set forth above under the section entitled “Base Salary”, with such latter increase effective for all 2020 AIP payments made to Mr. Morris subsequent to the approval of the increase:

Named Executive Officer	2020 AIP Target % of Base Salary
Charles R. Gordon	100%
David F. Morris	80
Mark A. Menghini	60
Kenneth L. Young	40
John L. Heggemann	40

In determining the annual target incentive award as a percentage of individual base salary for these executives, the Committee reviewed peer group data and other survey market data and trends and considered the mix of total compensation of individuals in positions similarly situated to our executives.  Based on its review and analysis, the Committee determined that a significant portion of the total annual cash compensation opportunity of our executives (i.e., base salary and annual incentive compensation) should be tied to our Company’s operating results.  Target incentive award goals are “mid-point” targets, and the executives’ incentive cash compensation could be higher (subject to the cap discussed below) or lower than the target award goals based upon the level of achievement against the pre-established performance goals.

Consistent with 2019, the 2020 AIP, as approved in February 2020, was structured such that 75% of the AIP (the “Financial Goal Portion”) is intended to compensate executive officers for the Company’s achievement of annual, full-year financial performance goals at corporate or business unit levels, as appropriate (the “Full Year 2020 Financial Goal”), and 25% of the AIP (the “Personal Goal Portion”) is intended to compensate employees for each employee’s achievement of personal objectives (the “Personal Goals”).  In July 2020, we modified the 2020 AIP to add two potential quarterly payout opportunities if certain quarterly financial metrics were met in the third quarter of 2020 (the “Third Quarter Financial Goal”) and the fourth quarter of 2020 (the “Fourth Quarter Financial Goal” and, together with the Full Year 2020 Financial Goal and the Third Quarter Financial Goal, the “Financial Goals”).  The maximum amount of each of these quarterly payouts was 15% of a participant’s overall 2020 AIP goal, and any payout for meeting the Full Year 2020 Financial Goal would be reduced by 67% of the total third and fourth quarter payouts.

The targets for the Financial Goals are intended to be consistent with our internal budgets.  Payments with respect to meeting the Full Year 2020 Financial Goal may be made if and to the extent that certain minimum, target and maximum goals were actually achieved by the Company.  For 2020, the potential payout for each Named Executive Officer for meeting the Full Year 2020 Financial Goal ranged from 50% of the target Financial Goal Portion upon the Company achieving the threshold Full Year 2020 Financial Goal to 200% of the target Financial Goal Portion upon the Company achieving the maximum Full Year 2020 Financial Goal, subject to the reduction discussed above for any payout resulting from meeting the Third Quarter Financial Goal or the Fourth Quarter Financial Goal.  For our Named Executive Officers as well as other certain management and corporate employees of the Company, the Financial Goals were EBT Goals (as defined below).  The threshold Full Year 2020 Financial Goal was 75% of the target annual EBT Goal and the maximum Full Year 2020 Financial Goal was 120% of the target annual EBT Goal.  Performance results that fall between the goals are calculated from those points on a straight-line sliding scale to determine the potential payout.  Finally, any payout with respect to meeting the Full Year 2020 Financial Goal may be reduced if the Company does not meet minimum requirements with respect to other Company-wide metrics that management and the Committee have deemed to be important, such as safety metrics.  This reduction is in addition to any reduction in payout with respect to meeting the Full Year 2020 Financial Goal for payouts related to the Third Quarter Financial Goal and Fourth Quarter Financial Goal.

With respect to each of the Third Quarter Financial Goal and Fourth Quarter Financial Goal, as noted above, the maximum payout for each was 15% of a participant’s overall 2020 AIP goal.  Each participant was eligible for a threshold payout of 50% of the maximum if 90% of the quarterly EBT Goal was met and payouts would follow a straight line from a payout of 50% of the maximum to 100% of the maximum if between 90% and 100% of the financial metrics were met. The Fourth Quarter Financial Goal was subject to a potential reduction if certain safety metrics were not met.  The Full Year 2020 Financials Goal and potential payouts related thereto were not modified in any way in connection with the addition of these two additional payout opportunities, save for the reduction of the Financial Goal Portion for any actual quarterly payouts as discussed above.

The Committee strives to establish Financial Goals that are difficult to achieve but are attainable in order to reinforce our pay for performance commitment.  In 2018, our financial performance was below the threshold EBT goal set forth in the 2018 AIP.  However, in recognition of the additional efforts expended in 2018 by several of our Named Executive Officers in managing significant global restructuring efforts while transitioning into new roles with increased responsibilities with the Company, the Committee approved Mr. Gordon’s exercise of discretion to award Messrs. Morris, Menghini and Callahan with cash incentive payments calculated at 33% of their target amounts under the 2018 Annual Incentive Plan.  This calculated amount is consistent with the actual payout percentage made to non-executive officer employees under the 2018 Annual Incentive Plan.  In 2019, our financial performance was above the threshold EBT Goal, but slightly less than the target EBT Goal set forth in the 2019 AIP.  However, because a key Company metric was not met in 2019, the Financial Goal Portion was reduced by 17%.  As a result, AIP payments with respect to the Financial Goal Portion were made to our Named Executive officers at 82% of target for 2019, except for Mr. Heggemann, who had a portion of his AIP payment tied to the operations in the Eastern Hemisphere from January 1, 2019 to June 23, 2019.  Mr. Heggemann’s overall 2019 AIP payment was 88% of his target.  In 2020, we achieved an EBT of $38.823 million, which was below the threshold level of the Full Year 2020 Financial Goal and, as such, no payout was made the with respect to full year 2020.  However, the Third Quarter Financial Goal was fully met, which resulted in a payout of 15% of each Named Executive Officer’s overall target AIP.  Further, the Fourth Quarter Financial Goal was fully met, which resulted in a payout of 15% of each Named Executive Officer’s overall target AIP.

As  noted above, the Personal Goal Portion of the AIP represents 25% of the overall target AIP.  The Personal Goal Portion is not contingent on the Company’s achievement of the EBT Goal and may be paid in the event that the Company does not achieve the EBT Goal.  The Committee strives to establish personal performance objectives that are difficult to achieve but are attainable.  At the beginning of each year, at least four personal goals are established for each 2020 AIP participant.  Achievement of three of the personal goals entitles an AIP Participant to the Personal Goal Portion.  The Personal Goal Portion of the 2020 AIP is “all or nothing” such that if three of the personal goals are not met, no payout is made with respect to the Personal Goal Portion.  Each of the executive officers achieved three of their respective personal goals for 2020 and, as such, the Personal Goal Portion paid out at 100% for 2020.

Financial Goal for 2020. In 2020, the Financial Goal Portion of AIP for the Named Executive Officers, including with respect to each of the Financial Goals, was based on the achievement of either annual or quarterly (as appropriate) consolidated earnings before taxes, or “EBT”, subject to objective adjustment in accordance with the 2020 AIP (the “EBT Goals”).  With respect to the Full Year 2020 Financial Goals, there were threshold, target and maximum annual EBT Goals and with respect to the Third Quarter Financial Goal and the Fourth Quarter Financial Goal, there were threshold and maximum quarterly EBT Goals. We used consolidated Company EBT as the applicable financial metric in 2020 because it reflects the Company’s financial performance, is easy to track, and is communicated on a quarterly basis through the Company’s quarterly earnings press releases and conference calls.  EBT is defined in our 2020 Annual Incentive Plan as “income before taxes on income and before extraordinary items less income / (loss) before taxes of non-controlling interests”.

For purposes of the AIP in 2020, consolidated EBT was determined from our audited financial statements for the year and was adjusted to exclude the following:

•

operating results and/or losses associated with the write-down of assets of a subsidiary, business unit or division that has been designated by the Board of Directors as a discontinued business operation or to be liquidated;

•	gains or losses on the sale of any subsidiary, business unit or division, or the assets or business thereof;
•

gains or losses from the disposition of material capital assets (other than in a transaction described in the immediately preceding bullet) or the refinancing of indebtedness, including, among other things, any make-whole payments and prepayment fees;

•	losses associated with the write-down of goodwill or other intangible assets of the Company due to the determination under applicable accounting standards that the assets have been impaired;
•

gains or losses from material property casualty occurrences or condemnation awards taking into account the proceeds paid by insurance companies and other third parties in connection with the casualty or condemnation;

•

any income statement effect resulting from a change in tax laws, accounting principles (including, without limitation, generally accepted accounting principles), regulations, or other laws regulations affecting reported results, except, in each case, to the extent the effect of such a change is already reflected in the target EBT amount;

•	reorganization or restructuring charges and acquisition- or divestiture-related transaction expenses and costs;
•	any gains or losses from unusual nonrecurring or extraordinary items;
•

operating results of any entity or business acquired or disposed of during 2020, but only to the extent the operating income contributed by the entity or business acquired during the 2020 exceeds ten percent (10%) of the total operating income generated by the business unit in which it resides (such that any operating income contributed by the acquired entity or business equal to or less than ten percent of the total operating income generated by the business equal to or less than ten percent of the total operating income generated by the business unit in which it resides shall not be excluded from EBT);

•	operating results of any entity or business disposed of during 2020, except to the extent such entity or business was not included in the Company’s operating business plan for 2020;
•	any gain or loss resulting from currency fluctuations or translations as set forth in the Aegion Corporation Foreign Exchange Rate Policy for Annual Incentive Plan and Long-Term Incentive Plan;
•	any other material income or loss item the realization of which is not directly attributable to the actions of current senior management of the Company; and
•	the income taxes (benefits) of any of the above-designated gains or losses.

If the threshold EBT goal is not achieved, the Company’s Chief Executive Officer may make awards under the 2020 AIP of up to $500,000 in the aggregate for extraordinary performance, subject to review and approval of the Committee with respect to any such awards to executive officers of the Company (including each of the Named Executive Officers).

Negative Discretion of Compensation Committee. Notwithstanding the achievement of the threshold, target or maximum Financial Goals or the achievement of the Personal Goals, in 2020 the Committee retained negative discretion to reduce payments to an individual participant or participants under the AIP.

Establishment and Achievement of 2020 Goals. In establishing the EBT Goals for the Financial Goal Portion of the 2020 AIP, the Committee considered (i) the recommendations of executive management regarding current industry and market conditions and projections based on management’s internal market analysis and various market surveys, (ii) prior year operating results; (iii) our full year 2020 business plan as approved by our Board of Directors with respect to the Full Year 2020 Financial Goal; and (iv) our business plans for the third and fourth quarters of 2020 with respect to the Third Quarter Financial Goal and the Fourth Quarter Financial Goal, respectively.  The full year EBT Goal target for the 2020 AIP was $57.578 million, subject to the adjustments described above.  The Third Quarter Financial Goal was $12.184 million and the Fourth Quarter Financial Goal was $11.382 million.  Considering our 2019 performance, our internal budgets and the prevailing conditions in the Company’s energy markets, the Financial Goals were believed to be set at a level that was aggressive and promoted our compensation objectives.

In determining the amount of the 2020 annual incentive compensation, the Committee reviewed our operating results for 2020 against the EBT Goal target, including any adjustments to EBT as described above and concluded that the threshold level of the 2020 Full year Financial Goal was not met and therefore no payout was made with respect to full year 2020 performance.  The Committee further reviewed our operating results for the third and fourth quarters of 2020 against the quarterly EBT Goals, including any adjustments to EBT as described above, and concluded that (i) the Third Quarter Financial Goal was fully met resulting in a payout of the full 15% of each Named Executive Officer’s overall 2020 AIP target, and (ii) the Fourth Quarter Financial Goal was fully met resulting in a payout of the full 15% of each Named Executive Officer’s overall 2020 AIP target.  Then, as noted above, each Named Executive Officer achieved a 100% payout of the 25% Personal Goal Portion.  The combination of the 100% payout of the 25% Personal Goal Portion with the two 15% payouts from fully achieving the Third Quarter Financial Goal and the Fourth Quarter Financial Goal resulted in each Named Executive Officer receiving a payout of 55% of their overall target AIP for 2020.  As such, total 2020 AIP payments were awarded to our Named Executive Officers as follows:

Named Executive Officer	2020 AIP Award
Charles R. Gordon	$388,754
David F. Morris	208,510
Mark A. Menghini	118,800
Kenneth L. Young	54,797
John L. Heggemann	52,800

Long-Term Incentive Compensation. In order to reward executive actions that enhance long-term stockholder returns, the Committee provides certain long-term equity-based incentives to our executives and other key employees.  We believe that the value of long-term equity awards with continued service requirements, as is the case with our restricted stock unit awards, encourages executives to remain with the Company as leaving the Company results in the forfeiture of the unvested long-term equity awards.  To that end, all of our long-term incentive compensation awards include a continued service requirement.

Each year, the Committee considers a number of factors when deciding on the amount and allocation of long-term compensation, including, among other things, recommendations by the Committee’s independent compensation consultants, peer group and other survey market data regarding similarly situated executives, the historical compensation for responsibilities of each Named Executive Officer, business objectives, historic Company performance, current market conditions, risks associated with compensation principally linked to stock price, and other factors that may be relevant at that point in time.  Further, the Committee decides on a mix of long-term incentive compensation with the goal to provide the appropriate balance of stock price appreciation, performance and retention elements of long-term incentive compensation.  Generally, annual awards of equity-based incentives are made during the Committee’s regularly scheduled first quarter meetings after financial results for the prior year as well as updated compensation data for our peer group are known.

In 2020, the Committee determined that the Named Executive Officers would continue to receive the following mix of long-term incentive compensation: 50% performance-based stock units and 50% time-based restricted stock units.  Each type of award is described in more detail below.  The Committee believes that the mix of long-term incentive compensation set forth above are appropriate for each of our Named Executive Officers in order to successfully balance the attributes of each form of long-term incentive compensation, which are set forth in this Compensation Discussion and Analysis.

As compared to 2019, we held flat the long-term incentive compensation for Messrs. Gordon and Young.  We increased long-term incentive compensation for Messrs. Morris and Menghini in 2020 by 15.4% and 33%, respectively, excluding an off-cycle grant that Mr. Menghini received in 2019.  These increases for Messrs. Morris and Menghini were made to bring their long-term incentive compensation awards in line with market consistent with our compensation philosophy, as well as to reward Messrs. Morris and Menghini for their respective successful contributions to the Company in 2019. Finally, we increased long-term incentive compensation for Mr. Heggemann by 33%, excluding an off-cycle grant that Mr. Heggemann received in 2019.  However, we note that when Mr. Heggemann’s 2019 long-term incentive compensation was set, he had not yet been promoted to his current role.

Despite the challenges presented by an unprecedented global pandemic, after careful consideration, we elected not to modify in any manner our outstanding long-term incentive awards. Given the long-term nature of these awards, including a three-year performance period, we currently believe these awards should remain intact and not be modified as a result of the COVID-19 pandemic.

Performance Units. Performance-based stock units support achievement of the Company’s longer-term financial goals, while the three-year vesting period also simultaneously supports retention and succession planning.  The performance units are denominated in restricted stock units.  In 2018, we introduced several changes to our performance unit awards.  Namely, those changes included a one year post-vesting holding period, a 400% cap on the payout value of performance units tied to TSR (versus grant date value) and a 100% cap on the payout value of performance units tied to TSR in the event we fail to achieve positive total shareholder return during the three-year performance period.  The changes introduced in 2018 also applied to the performance units granted in 2019 and 2020.

Employees who receive performance units shall have no rights as stockholders with respect to such performance units until the performance units vest, although the awards are subject to adjustment due to stock dividends, split-ups, mergers, etc.

For performance awards granted in 2018, 2019 and 2020 to our Named Executive Officers for the respective 2018-2020, 2019-2021, 2020-2022 performance periods (the “LTIP Awards”), the Committee used the following metrics: (i) the relative TSR component was weighted at 75%; and (ii) return on invested capital (“ROIC”) was weighted at 25%.  Vesting of the LTIP awards is based on cumulative three-year performance metrics with no potential for vesting on an annual basis.

The following table sets out the three-year performance goals and resulting vesting for the LTIP Awards for 2020 (LTIP Awards in 2018 and 2019 are generally similar, although the threshold (93.9%) and maximum (106.1%) with regard to the ROIC target vary year-to-year and have been disclosed for each of 2018 and 2019 in our proxy statements):

TSR Performance Goal
Threshold	Target	Maximum
Percentile of Company TSR vs. Comparator Group (37.5% of Target Performance Units Vest)	Percentile of Company TSR vs. Comparator Group (75% of Target Performance Units Vest)	Percentile of Company TSR vs. Comparator Group (150% of Target Performance Units Vest)

ROIC Performance Goal
Threshold	Target	Maximum
93.9% of ROIC target (12.5% of Target Performance Units Vest)	100% of ROIC target (25% of Target Performance Units Vest)	106.1% of ROIC target (50% of Target Performance Units Vest)

The Company did not achieve the ROIC threshold target, which was 8.75% for the 2018-2020 performance period.  As a result, the 25% portion of the 2018 performance awards tied to the ROIC goal did not vest and was forfeited.  With respect to the 75% portion of the 2018 performance awards tied to the TSR goal, the Company achieved a TSR of negative 27.79% for the period from January 1, 2018 through December 31, 2020, which was at the 29th percentile compared to the Company’s TSR peer group, resulting in the 75% TSR portion paying out at 58.06% of target and an overall payout of 43.55% of the full 2018 performance awards.

In 2020, as part of the annual compensation program offered to the Named Executive Officers, the Committee awarded performance units as follows:

Named Executive Officer	Threshold (#)	Target (#)	Maximum (#)	Target Award Date Value ($)(1)
Charles R. Gordon	24,499	48,998	97,996	$1,125,000
David F. Morris	8,167	16,333	32,666	375,000
Mark A. Menghini	4,356	8,711	17,422	200,000
Kenneth L. Young	1,089	2,178	4,356	50,000
John L. Heggemann	1,089	2,178	4,356	50,000

______________________

(1)

“Target Award Date Value” is based on the closing stock price on the Nasdaq Global Stock Market on the date of the award. The Committee based the number of performance units awarded on the market price rather than the Monte Carlo valuation method used to determine “Grant Date Fair Value” for purposes of our financial accounting in accordance with ASC Topic 718, “Compensation – Stock Compensation”.

For all Named Executive Officers, the target number of performance units awarded was calculated by dividing the target award date value of each Named Executive Officer’s respective award by $22.96, the closing price of our common stock on the Nasdaq Global Select Market on February 14, 2020, the last trading day prior to the date of the award.

For all Named Executive Officers, threshold award levels are one-half of the target award levels and maximum award levels are two times the target award levels.

Restricted Stock Units. In 2020, the granting of time-based restricted stock units was specifically targeted toward the retention of our executives and key employees.  Grants of restricted stock units have enabled us to attract and retain key employees by encouraging their ownership in our common stock.  The award of restricted stock units is also designed to assist executives in satisfying our Company’s ownership guidelines with respect to our common stock.  The number of restricted stock units awarded to an executive is based on the target dollar value of the amount of such executive’s long-term incentive compensation allocated to restricted stock units (i.e., 50% for all of our Named Executive Officers).  That target dollar value is translated into a number of restricted stock units based on the fair value of the award, which is determined to be the closing price of our common stock on the Nasdaq Global Select Market on the date of the award (or, if the date of the award is not a trading day, the most recent trading day prior to the date of the award).

In 2020, restricted stock units awarded to our executive officers and all key employees contained a three-year service restriction.  The entire restricted stock unit award remains subject to forfeiture until the third anniversary of the award.  Upon the third anniversary of the award, the service restriction lifts, provided the recipient was an employee of our Company or any majority-owned subsidiary from the date of grant until the third anniversary of such date.

There are certain instances in which time-based service restrictions will lapse prior to the third anniversary:

•

The restricted stock units will vest immediately upon the occurrence of the recipient’s death, termination of employment as a result of disability or upon a change in control of our Company followed by an impermissible termination of employment.

•

If we terminate a recipient’s employment without cause, provided the restricted stock unit was awarded more than 18 months prior to termination of employment, such restricted stock units will pro-rata vest as to a percentage of the award determined by dividing the number of whole months of the recipient’s employment beginning on the date of grant by 36.

•

If a recipient retires from our Company after: (i) the age of 55 and with at least 10 years of full-time service; (ii) after age 60 with at least 5 years of full-time service; or (iii) the age of 65 with no minimum full-time service requirement, the time-based service restrictions will lapse and the restricted stock units will pro-rata vest as to a percentage of the grant determined by dividing the number of months of his or her employment since the date of the award by 36.

If a recipient is terminated for cause or voluntarily terminates his employment prior to the third anniversary of the date of award, the entire restricted stock unit award is forfeited regardless of when the termination of employment occurs in the three-year service period. The Committee believes that allowing for the lapse of time-based service restrictions prior to the third anniversary of the award is appropriate in the instances set forth above as such instances are largely life events outside of the control of the participants and, as such, do not conflict with the retention goals provided with the three-year service requirement.

In 2020, the Committee awarded restricted stock to all Named Executive Officers as follows:

Restricted Stock Units Awarded

Named Executive Officer	Restricted Stock Awarded (#)(1)	Award Date Value ($)
Charles R. Gordon	48,998	$1,125,000
David F. Morris	16,333	375,000
Mark A. Menghini	8,711	200,000
Kenneth L. Young	2,178	50,000
John L. Heggemann	2,178	50,000

______________________

(1)	Does not include restricted stock units awarded as a result of reductions in base pay during the second quarter of 2020 due to the COVID-19 pandemic.

All the above grants were made on February 17, 2020.  For all Named Executive Officers, the number of restricted stock units awarded was calculated by dividing the target award date value of each Named Executive Officer’s respective award by $22.96, the closing price of our common stock on the Nasdaq Global Select Market on February 14, 2020, the most recent trading day preceding the date of the award.

Named Executive Officer	Base Salary Forgone	RSUs Granted(1)
Charles R. Gordon	$176,713	11,135
David F. Morris	115,504	7,278
Mark A. Menghini	67,504	4,253
Kenneth L. Young	23,352	1,471
John L. Heggemann	22,503	1,418

______________________

(1)   The number of restricted stock units (“RSUs”) awarded was determined by dividing the total base salary forgone by $15.87, which was the closing stock price of our common stock on June 30, 2020.  All RSUs in the above table fully vested on November 15, 2020.

Other Benefits: Supplemental Benefits for Certain Executives. In order to provide a competitively attractive package to secure and retain executives, we supplement our standard benefit packages offered to all employees with the executive benefits listed below. The executives’ benefits packages are designed to assist the executives in providing for their own financial security in a manner that recognizes individual needs and preferences.

Deferred Compensation Plan. Executives may choose to defer up to specified maximum amounts of compensation by contributing those amounts to our nonqualified deferred compensation plan for key employees.  The plan allows for base salary deferral up to 75% of base salary and bonus deferral of up to 100% of bonus amounts.  Under the plan, we will match contributions equal to the first 3% of compensation at a 100% rate, and contributions equal to the next 2% of compensation at a 50% rate, when aggregated with any matching contributions made under our 401(k) Profit Sharing Plan (Company-matching payments were limited to a maximum aggregate amount of $11,400 per employee for 2020).  Deferred account balances in the nonqualified deferred compensation plan are adjusted to match the performance of participant-selected indices, which mirror fund choices available under our 401(k) Profit Sharing Plan.

Account balances will accrue for each participant based on the amount of the participant’s deferrals into his or her account, the Company’s matching payments, if any, and the investment performance of his or her selected indices.  Participants are at all times 100% vested in their deferrals, Company-matching payments and investment earnings.  Participants generally will be paid their account balances after termination of their employment with our Company or on such other distribution date as they may elect.  For our Named Executive Officers, however, no payments may be made from his or her account balance until the date that is six months following the date of termination of the Named Executive Officer’s employment.

During 2020, Messrs. Morris and Menghini deferred $70,038 and $3,240 of their compensation, respectively, under our nonqualified deferred compensation plan.  No Company-matching payments were made to Messrs. Morris or Menghini in 2020 with respect to our nonqualified deferred compensation plan.

During 2020, we temporarily suspended employer contributions to 401(k) and other defined contribution plans, as well as our deferred compensation plans. Beginning on November 1, 2020, we reinstituted employer contributions to our 401(k) and other defined contributions plans as well as our deferred compensation plans.

Executive Disability Insurance. The Company provides a supplemental policy for executives pursuant to which the maximum monthly benefit under long-term disability is increased from $12,500 to 60% of the executive’s monthly cash compensation.

Other Benefits. While we provide all employees with life insurance benefits in an amount equal to two times the employee’s salary up to $500,000, we provide our Chief Executive Officer with $1.0 million in life insurance benefits.

Key 2021 Compensation Actions

We believe that the structure and form of our compensation program in 2020 struck the appropriate balance between attraction and retention, on the one hand, and pay for performance, on the other hand.  We further believe that our compensation program in 2020 appropriately aligned the interests of our Named Executive Officers with those of our stockholders and rewarded the most relevant financial metrics (without over-rewarding any particular metric).  As such, we have kept the structure and form of our compensation program for our Named Executive Officers intact and relatively unaltered for 2021, with the following exceptions.

With regard to base salary, there were modest increases awarded to our Named Executive Officers in early 2021.  Messrs. Gordon and Young received 3.0% increases, Mr. Menghini received a 5.0% increase and Mr. Heggemann received a 6.0% increase.  Mr. Morris’ base salary was not adjusted in early 2021.

For our 2021 AIP, we modified the applicable metrics and weightings for our Named Executive Officers.  First, we decreased the weight of the personal goal objective from 25% to 20%.  Then, the remaining 80% is fully tied to earnings but is made up of a stand-alone earnings metric (45%), a new bookings metric (15%), a safety metric (10%), which was previously a potential deduct, and a days sales outstanding (“DSO”) metric (10%), which was also previously a potential deduct.  The bookings, safety and DSO metrics are all paid out if and to the extent the earnings metric is achieved.  Therefore, these three metrics serve as additional criteria for the payout of a large portion of the 80% tied to earnings.  Finally, we changed the specific earnings metric from consolidated earnings before taxes to consolidated earnings before taxes, interest, depreciation and amortization.

We made no changes to target incentive award percentages (as compared to those in effect as of December 31, 2020) with the exception of Mr. Menghini, whose percentage was increased from 60% to 65%.

2021 annual equity award values were held flat for Messrs. Menghini and Young.  Mr. Morris’ award was increased from $750,000 to $1,108,000 and Mr. Heggemann’s award was increased from $100,000 to $150,000.  Mr. Gordon did not receive a 2021 annual equity award in light of the announcement of his intention to retire.

None of the COVID-related compensation measures discussed throughout this Compensation Discussion and Analysis have continued into 2021.

Compensation Related Policies

 Underpinning our executive compensation philosophy are certain policies relating to compensation and equity ownership.

Policies Relating to Compensation

Section 162(m) Performance-Based Compensation. Prior to 2018, we generally structured incentive compensation to be deductible under Section 162(m) of the Internal Revenue Code. Beginning in 2018, except for payments made pursuant to agreements in place as of November 2, 2017, any compensation payments in excess of $1 million to any Named Executive Officer will not be tax deductible by Aegion.

Policy on Recoupment of Incentive Compensation. Our Board of Directors has adopted a policy on recoupment of incentive compensation providing that if, during any fiscal year there occurs a material misstatement or omission of financial information in our financial statements, our Board or the Committee may, in its discretion, recoup or cancel all or part of the incentive compensation provided to a responsible executive officer or key employee.  For the purposes of the policy, incentive compensation includes any bonus, incentive payment, equity award or other compensation, including the amount of any annual salary increase or any gains realized on the exercise of stock options or sale of shares of our common stock received as incentive compensation.  In addition to the recoupment of incentive compensation, our Board or the Committee may take such other actions as it deems necessary or appropriate to address the events that gave rise to the material misstatement or omission and to prevent its recurrence.  Such actions may include, to the extent permitted by applicable law:

•	adjusting the future compensation of the executive officer or key employee;
•	terminating the employment of the executive officer or key employee; and
•	pursuing other legal remedies against the executive officer or key employee.

Each executive officer or key employee who receives incentive compensation pursuant to any of our incentive compensation plans is required to acknowledge in writing his or her agreement with the policy and understanding that any incentive compensation made to him or her is conditioned upon and subject to the policy.

We believe that by providing the Company with the appropriate power to recover incentive compensation paid to an executive officer, the Company demonstrates its commitment to strong corporate governance. This recoupment policy is in addition to any policies or recovery rights that are provided under applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act.

Policies Relating to Equity

In light of the significant portion of our executive compensation program that consists of equity-based compensation, we have adopted certain policies that help encourage stock ownership by our executives as well as protect the advantages, and mitigate against the risk, of equity holdings by our executives.

Stock Ownership Policy with Respect to Named Executive Officers. We have a policy with respect to the required stock ownership levels of certain highly compensated key employees, including our Named Executive Officers.  The purpose of this policy is to ensure that the required stock ownership of these employees is commensurate with his or her duties and responsibilities, as measured on an annual basis.  Under the policy, each of our Named Executive Officers, other than our Chief Executive Officer and Chief Financial Officer, is required to beneficially own, by no later than the third anniversary of the date he or she became subject to the policy (and to retain thereafter, until he or she is no longer subject to the policy), a minimum number of shares of our common stock that is equal in value to a multiple of his or her annual base salary.  Our Chief Executive Officer and Chief Financial Officer shall have five years to meet the applicable minimum number of shares due to the more restrictive method for determining which shares count toward minimum share ownership.  The minimum share ownership amount is recalculated annually as of January 1 based on the Named Executive Officer’s current annual base salary as of December 31 of the immediately preceding year.  For each of our Named Executive Officers other than our Chief Executive Officer and Chief Financial Officer, the following forms of equity interest count towards the achievement of the required stock ownership:  (i) shares of common stock purchased on the open market; (ii) shares of common stock owned jointly with or separately by spouses and/or children; (iii) shares of common stock purchased through our employee stock purchase program; (iv) shares of stock acquired upon stock option exercises; (v) deferred stock units; and (vi) unvested restricted stock units (but not unvested performance stock units).  With respect to our Chief Executive Officer and Chief Financial Officer, only the forms of equity interest set forth in (i) through (v) in the immediately preceding sentence count toward the achievement of the required stock ownership.

Our stock ownership policy prohibits the sale or transfer of shares, other than shares used to pay applicable taxes and/or exercise price for stock options, until compliance with a minimum share ownership requirement is met.  This prohibition applies during the three-year period or five-year period, as applicable, provided to individuals to achieve compliance after becoming subject to the policy as well as any time after such three-year period or five-year period, as applicable, in which an individual falls out of compliance (e.g., as a result of a decline in stock price).

The minimum number of shares is determined by dividing the base salary multiple by the average of the closing price of our common stock for the ten trading days prior to the applicable valuation date.  The multiplier used in calculating the base salary multiple is assigned to each Named Executive Officer based on his or her responsibilities and duties and ranges from one to three times the Named Executive Officer’s annual base salary.

As of January 1, 2021, each of the Named Executive Officers has fulfilled the stock ownership requirements of this policy, as set forth below:

Named Executive Officer	Date Subject to Policy	Salary at December 31, 2020	Salary Multiplier	10-Day Average Closing Price	Required Share Ownership as of January 1, 2021		Actual Share Ownership as of January 1, 2021(1)
Charles R. Gordon	Oct. 6, 2014	$706,825	3x	$18.89	112,254		185,763
David F. Morris	July 25, 2006	500,000	2x	18.89	52,938		209,695
Mark A. Menghini	May 10, 2018	360,000	2x	18.89	38,115	(2)	51,368
Kenneth L. Young	Dec. 12, 2018	249,075	1x	18.89	13,186	(3)	25,209
John L. Heggemann	June 24, 2019	240,000	1x	18.89	12,705	(4)	19,650

______________________

(1)	With respect to Messrs. Gordon and Morris, does not include unvested restricted stock units.
(2)

Mr. Menghini has until May 10, 2021 to be in compliance with the policy and, as such, there was no required share ownership as of January 1, 2021. However, as shown in the table, Mr. Menghini’s stock ownership was sufficient as of January 1, 2021 to be in compliance.

(3)

Mr. Young has until December 12, 2021 to be in compliance with the policy and, as such, there was no required share ownership as of January 1, 2021.  However, as shown in the table, Mr. Young’s stock ownership was sufficient as of January 1, 2021 to be in compliance.

(4)

Mr. Heggemann has until June 24, 2022 to be in compliance with the policy and, as such, there was no required share ownership as of January 1, 2021.  However, as shown in the table, Mr. Heggemann’s stock ownership was sufficient as of January 1, 2021 to be in compliance.

Anti-Hedging Policy. In February 2012, our Board of Directors adopted an anti-hedging policy that prohibits officers, directors and employees from entering into hedging or monetization transactions involving our common stock. Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, margin accounts, or other derivatives that are directly linked to our Company’s stock or transactions involving short sales of the Company’s stock. The Board adopted this policy to require officers, directors and employees to continue to own Company stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with the Company’s other stockholders.

Anti-Pledging Policy. In July 2015, our Board of Directors amended the previously adopted anti-pledging policy.  The amended policy prohibits any officer or director from pledging our common stock owned by such director or officer; provided that any pledges existing as of the amendment must be unwound and terminated prior to July 22, 2020.  One executive officer, Mr. Morris, continues to have an existing pledge of shares of our common stock, as described in more detail in the footnotes of the table set forth under the heading “Information Concerning Certain Stockholders” beginning on page 141 below.  Although the amendment to the anti-pledging policy required pledges to be unwound by July 22, 2020, our Board granted an exception to Mr. Morris in light of the COVID-19 pandemic.  Mr. Morris now has until the end of the third quarter of 2021 to unwind his pledge of shares.

COMPENSATION COMMITTEE REPORT

The responsibilities of our Compensation Committee are provided in its charter, which has been approved by our Board of Directors.

In fulfilling its oversight responsibilities with respect to the Compensation Discussion and Analysis included in this Annual Report on Form 10-K, the Compensation Committee, among other things, has:

•	reviewed and discussed the Compensation Discussion and Analysis with management, and
•	based on such review and discussions, recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Aegion Corporation Compensation Committee,

Phillip D. Wright, Chair

Stephen P. Cortinovis

Rhonda Germany Ballintyn

COMPENSATION IN LAST FISCAL YEAR

Summary Compensation Table

The following table sets forth information concerning compensation earned for the fiscal years ended December 31, 2020, 2019 and 2018, if applicable, for all persons who served as our principal executive officer or principal financial officer during 2020 and the three other most highly compensated executive officers of our Company who were serving as executive officers of the Company at December 31, 2020 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Award ($)(2)(3)		Non-Equity Incentive Plan Compensation ($)(1)(4)	All Other Compensation ($)(5)	Total ($)
Charles R. Gordon President and Chief Executive Officer	2020 2019 2018	$530,119 700,284 682,053	— — —	$2,548,338 2,438,426 2,021,150	(6) (7) (8)	$388,754 612,305 —	$ 19,801 23,771 23,571	$3,487,012 3,774,786 2,726,774
David F. Morris Executive Vice President and Chief Financial Officer	2020 2019 2018	$348,928 457,000 429,258	— — —	$ 906,060 704,427 1,156,874	(6) (7) (8)	$208,510 280,153 102,656	$ 13,608 16,885 16,685	$1,477,106 1,458,465 1,705,473
Mark A. Menghini Senior Vice President, General Counsel and Secretary	2020 2019 2018	$292,500 342,771 304,576	— — —	$ 489,130 525,122 301,904	(6) (7) (8)	$118,800 171,522 54,161	$ 6,011 12,849 12,649	$ 906,441 1,052,431 673,290
Kenneth L. Young (9) Senior Vice President, Treasury and Tax	2020 2019 2018	$225,724 — 326,589	— — —	$ 128,766 — 101,058	(6) (8)	$ 54,797 — 33,207	$ 5,018 — 11,371	$ 414,305 — 472,225
John L. Heggemann (10) Senior Vice President, Corporate Controller and Chief Accounting Officer	2020 2019 2018	$217,500 204,601 —	— — —	$ 127,924 250,000 —	(6) (7)	$ 52,800 84,754 —	$ 5,867 156,735 —	$ 404,091 696,090 —

______________________

(1)	Includes amounts earned but deferred at the election of the executive officer under our 401(k) Profit Sharing Plan and our nonqualified deferred compensation plan.
(2)

Represents the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  For a discussion regarding the valuation of our stock awards for financial statement reporting purposes, please refer to Note 11, “Equity-Based Compensation,” in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(3)	Stock Awards: These amounts do not necessarily reflect the actual economic value received by our Named Executive Officers.
(4)

These amounts represent bonuses awarded in 2018, 2019 and 2020 under our Management Annual Incentive Plan, including any discretionary amounts awarded by Mr. Gordon, and approved by our Compensation Committee, to our Named Executive Officers.

(5)

Represents the following amounts paid or accrued in 2020: Mr. Gordon, $7,068 in employer-matching payments under our 401(k) Profit Sharing Plan, $6,600 in term life insurance premiums and $6,133 in executive disability insurance premiums; Mr. Morris, $7,761 in employer-matching payments under our 401(k) Profit Sharing Plan, $660 in term life insurance premiums and $5,187 in executive disability insurance premiums; Mr. Menghini, $4,200 in employer-matching payments under our 401(k) Profit Sharing Plan, $660 in term life insurance premiums and $1,151 in executive disability insurance premiums; Mr. Young, $4,359 in employer-matching payments under 401(k) Profit Sharing Plan and $659 in term life insurance premiums; and Mr. Heggemann, $4,200 in employer-matching payments under our 401(k) Profit Sharing Plan, $634 in term life insurance premiums and $1,033 in executive disability insurance premiums.

(6)

Includes the grant date fair value of the annual awards of performance units granted in 2020, the grant date fair value of the annual awards of restricted stock units granted in 2020, and the grant date fair value of the awards of restricted stock units granted on June 30, 2020 in consideration of the base salary forgone by the Named Executive Officers as a result of our cost and cash savings initiatives in response to the COVID-19 pandemic (the “COVID Grants”). The annual awards of restricted stock units are subject to forfeiture if the Named Executive Officer’s employment terminates prior to the end of a three-year service period.  The annual award of performance units are subject to forfeiture if three-year performance metrics are not met or if the Named Executive Officer’s employment terminates prior to the end of the performance period.  The COVID Grants fully vested on November 15, 2020.  See footnote (2) above and the Grants of Plan-Based Awards table for additional detail on the Grant Date Fair Value of all awards.

(7)

Includes the grant date fair value of the annual awards of performance units granted in 2019, the grant date fair value of the annual awards of restricted stock units granted in 2019, and the grant date fair value of the off-cycle awards of restricted stock units granted to Messrs. Menghini and Heggemann in 2019 in conjunction with a market adjustment in Mr. Menghini's compensation and Mr. Heggemann’s appointment as Senior Vice President, Corporate Controller and Chief Accounting Officer, respectively.   All such awards of restricted stock units are subject to forfeiture if the Named Executive Officer’s employment terminates prior to the end of a three-year service period.  All such awards of performance units are subject to forfeiture if three-year performance metrics are not met or if the Named Executive Officer’s employment terminates prior to the end of the performance period.  See footnote (2) above and the Grants of Plan-Based Awards table for additional detail on the Grant Date Fair Value of all awards.

(8)

Includes the grant date fair value of the annual awards of performance units awarded granted in 2018, the grant date fair value of the annual awards of restricted stock units granted in 2018, and the grant date fair value of the off-cycle awards of restricted stock units granted to Messrs. Morris and Menghini in 2018 in conjunction with their appointments as Chief Financial Officer and General Counsel, respectively.   All such awards of restricted stock units are subject to forfeiture if the Named Executive Officer’s employment terminates prior to the end of a three-year service period, with the exception of Mr. Morris’ off-cycle restricted stock unit award, which is subject to forfeiture if Mr. Morris’ employment terminates prior to the end of a five-year service period.  All such awards of performance units are subject to forfeiture if three-year performance metrics are not met or if the Named Executive Officer’s employment terminates prior to the end of the performance period.  See footnote (2) above for additional detail on the Grant Date Fair Value of all awards.

(9)	Mr. Young became an executive officer of the Company on May 4, 2018, however, he was not one of our three most highly compensated executive officers in 2019
(10)	Mr. Heggemann became an executive officer of the Company on June 24, 2019.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards for the fiscal year ended December 31, 2020 for our Named Executive Officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)

Charles R. Gordon	02/17/2020 (1)	–	–	–	–	48,998	–	–	–	–	$1,125,000
	02/17/2020 (2)	–	–	–	24,499	48,998	97,996	–	–	–	1,246,632
	06/60/2020 (3)	–	–	–	–	11,135	–	–	–	–	176,712

David F. Morris	02/17/2020 (1)	–	–	–	–	16,333	–	–	–	–	375,000
	02/17/2020 (2)	–	–	–	8,167	16,333	32,666	–	–	–	415,552
	06/30/2020 (3)	–	–	–	–	7,278	–	–	–	–	115,502

Mark A. Menghini	02/17/2020 (1)	–	–	–	–	8,711	–	–	–	–	200,000
	02/17/2020 (2)	–	–	–	4,356	8,711	17,422	–	–	–	221,630
	06/30/2020 (3)	–	–	–	–	4,253	–	–	–	–	67,495

Kenneth L. Young	02/17/2020 (1)	–	–	–	–	2,178	–	–	–	–	50,000
	02/17/2020 (2)	–	–	–	1,089	2,178	4,356	–	–	–	55,414
	06/30/2020 (3)	–	–	–	–	1,471	–	–	–	–	23,345

John L. Heggemann	02/17/2020 (1)	–	–	–	–	2,178	–	–	–	–	50,000
	02/17/2020 (2)	–	–	–	1,089	2,178	4,356	–	–	–	55,414
	06/30/2020 (3)	–	–	–	–	1,418	–	–	–	–	22,504

______________________

(1)

Represents the number of shares of time-based restricted stock units awarded on February 17, 2020. “Grant Date Fair Value” is the number of restricted stock units issued to the recipient multiplied by the grant date stock price of $22.96.

(2)

Represents number of performance units issued to the recipient at “Threshold”, “Target” and “Maximum” performance levels.  “Grant Date Fair Value” is the grant date fair value of performance units awarded in 2020, based on a Monte-Carlo valuation of the TSR portion of each award on the date of grant determined under FASB ASC 718 and the grant date stock price of $22.96 for the ROIC portion of each award. Please refer to Note 11, “Equity-Based Compensation,” in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion regarding the valuation of our stock awards.

(3)

Represents the number of shares of time-based restricted stock units awarded on June 30, 2020 in lieu of base salary cash compensation forgone by the officer due to cost and cash savings initiatives implemented by the Company in March 2020 due to the uncertainty surrounding the COVID-19 pandemic. “Grant Date Fair Value” is the number of shares issued to the recipient multiplied by the grant date stock price of $15.87. All such shares cliff vested on November 15, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards, as of the fiscal year ended December 31, 2020, held by our Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(4)

Charles R. Gordon	—	—	—	—	—	146,006	$2,772,654	—	—
	—	—	—	—	—	—	—	122,622	$2,328,592

David F. Morris	—	—	—	—	—	66,687	1,266,386	—	—
	—	—	—	—	—	—	—	38,253	726,424

Mark A. Menghini	—	—	—	—	—	34,984	664,346	—	—
	—	—	—	—	—	—	—	17,746	336,997

Kenneth L. Young	—	—	—	—	—	6,719	127,594	—	—
								5,550	105,395
John L. Heggemann	—	—	—	—	—	18,020	342,200	—	—
	—	—	—	—	—	—	—	2,178	41,360

______________________

(1)

Represents the number of restricted stock units awarded and outstanding at fiscal year-end as follows:  Mr. Gordon, 48,998 restricted stock units awarded on February 17, 2020, 55,583 restricted stock units awarded on February 18, 2019 and 41,425 restricted stock units awarded on February 19, 2018; Mr. Morris, 16,333 restricted stock units awarded on February 17, 2020, 16,057 restricted stock units awarded on February 18, 2019, 20,834 restricted stock units awarded on April 23, 2018 and 13,463 restricted stock units awarded on February 19, 2018; Mr. Menghini, 8,711 restricted stock units awarded on February 17, 2020, 10,309 restricted stock units awarded on September 4, 2019, 7,411 restricted stock units awarded on February 18, 2019, 4,825 restricted stock units awarded on May 10, 2018 and 3,728 restricted stock units awarded on February 19, 2018; Mr. Young, 2,178 restricted stock units awarded on February 17, 2020, 2,470 restricted stock units awarded on February 18, 2019 and 2,071 restricted stock units awarded on February 19, 2018; and Mr. Heggemann, 2,178 restricted stock units awarded on February 17, 2020, 10,479 restricted stock units awarded on June 24, 2019, 3,706 restricted stock units awarded on February 18, 2019 and 1,657 restricted stock units awarded on February 19, 2018.

(2)	Represents the value of restricted stock units calculated on the basis of the closing price of our common stock on The Nasdaq Global Select Market on December 31, 2020 ($18.99 per share).
(3)

Represents the number of performance units granted in 2018 that were distributed on February 19, 2021, as adjusted to reflect the Company’s actual achievement (or non-achievement) of performance metrics during the period January 1, 2018 through December 31, 2020.  Also represents the number of performance units granted in 2019 and 2020 that, as of December 31, 2020, may potentially vest if three-year target performance goals are met at target.

(4)

Represents the value of performance units calculated on the basis of the closing price of our common stock on The Nasdaq Global Select Market on December 31, 2020 ($18.99 per share) multiplied by (a) the number of performance units that were distributed on February 19, 2021 with respect to the 2018 performance unit grant (based on the Company’s actual achievement of performance metrics during the period January 1, 2018 through December 31, 2020), plus (b) the number of performance units that, as of December 31, 2020, may potentially vest for the performance units granted in 2019 and 2020 if the target performance goal is met.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised by our Named Executive Officers and the vesting of stock awards previously granted to our Named Executive Officers during the fiscal year ended December 31, 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles R. Gordon	—	—	69,114	$1,513,969
David F. Morris	—	—	28,814	613,822
Mark A. Menghini	—	—	10,051	202,824
Kenneth L. Young	—	—	4,784	100,183
John L. Heggemann	—	—	1,418	23,227

______________________

(2)

Reflects the number of shares vesting multiplied by the market price on the date of the lapse of time-based restrictions.  The restricted stock, restricted stock unit and performance unit grants were made pursuant to the terms of our 2016 Employee Equity Incentive Plan.  Mr. Gordon had 11,135 restricted stock units vest on November 15, 2020 with a share price of $16.38 for a FMV of $182,391, 37,977 restricted stock units vest on February 22, 2020 with a share price of $22.97 for a FMV of $872,332 and 20,002 performance units vest on February 17, 2020 with a share price of $22.96 for a FMV of $459,246; Mr. Morris had 7,278 restricted stock units vest on November 15, 2020 with a share price of $16.38 for a FMV of $119,214, 14,106 restricted stock units vest on February 22, 2020 with a share price of $22.97 for a FMV of $324,015 and 7,430 performance units vest on February 17, 2020 with a share price of $22.96 for a FMV of $170,593; Mr. Menghini had 4,253 restricted stock units vest on November 15, 2020 with a share price of $16.38 for a FMV of $69,664, 3,798 restricted stock units vest on February 22, 2020 with a share price of $22.97 for a FMV of $87,240 and 2,000 performance units vest on February 17, 2020 with a share price of $22.96 for a FMV of $45,920; Mr. Young had 1,471 restricted stock units vest on November 15, 2020 with a share price of $16.38 for a FMV of $24,095, 2,170 restricted stock units vest on February 22, 2020 with a share price of $22.97 for a FMV of $49,845 and 1,143 performance units vest on February 17, 2020 with a share price of $22.96 for a FMV of $26,243; and Mr. Heggemann had 1,418 restricted stock units vest on November 15, 2020 with a share price of $16.38 for a FMV of $23,227.

Nonqualified Deferred Compensation

Executive officers may choose to defer up to specified maximum amounts of compensation by contributing those amounts to our nonqualified deferred compensation plan for key employees.  For 2020, the plan allowed for base salary deferral up to 75% of base salary, and bonus deferral of up to 100% of bonus amounts.  Under the plan, we will match contributions equal to the first 3% of compensation at a 100% rate, and contributions equal to the next 2% of compensation at a 50% rate, when aggregated with any matching contributions made under our 401(k) Profit Sharing Plan (Company-matching payments were limited to a maximum aggregate amount of $11,400 per employee for 2020).  Deferred account balances in the nonqualified deferred compensation plan are adjusted to match the performance of participant-selected indices, which mirror fund choices available under our 401(k) Profit Sharing Plan.  In connection with this plan, the Company established a Rabbi Trust to fund the Company’s promise to pay deferred compensation account balances contributed by participants in the plan.  This trust becomes fully funded upon a change in control.  We amended the plan (effective January 1, 2018) to include non-employee directors as eligible participants with respect to the cash component of the compensation paid to our non-employee directors.

Account balances will accrue for each participant based on the amount of the participant’s deferrals into the account, the Company’s matching payment, if any, and the investment performance of his or her selected indices.  Participants are at all times 100% vested in their deferrals, Company-matching payments and investment earnings.  Employee participants generally will be paid their account balances after termination of their employment with our Company or on such other distribution date as they may elect.  For Named Executive Officers, however, no payments may be made from his or her account balance until a date that is at least six months following the date of termination of the Named Executive Officer’s employment.

During 2020, Messrs. Morris and Menghini deferred $70,038 and $3,240 of their compensation, respectively, under our nonqualified deferred compensation plan.  No Company-matching payments were made to Messrs. Morris or Menghini in 2020 with respect to our nonqualified deferred compensation plan.

The following table sets forth information concerning contributions, Company-matching payments, earnings and balances under our nonqualified deferred contribution plan for our Named Executive Officers:

Name(1)	Executive Contribution in Last FY ($)(2)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings/(Losses) in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

David F. Morris	$70,038	$—	$309,822	$—	$1,675,197
Mark A. Menghini	3,240	—	49,693	—	322,433

(1)	Messrs. Gordon, Young and Heggemann have not participated in our nonqualified deferred contribution plan.
(2)

Named Executive Officer contributions and registrant payments also are reported in the “Salary”, “Non-Equity Incentive Plan Compensation” and “Other Compensation” columns of the Summary Compensation Table.

(3)	Amounts credited do not constitute above-market earnings.

Severance, Change in Control and Termination

Severance

Effective December 8, 2020, our Board of Directors approved an amended severance policy (the “2020 Severance Policy”).  Mr. Gordon is not subject to the 2020 Severance Policy as his severance is addressed under the terms of his 2014 offer letter.  Under the terms of the 2020 Severance Policy, in the event of a qualifying severance event on December 31, 2020, Mr. Morris would be entitled to 24 months’ severance, Mr. Menghini would be entitled to 19 months’ severance and Messrs. Young and Heggemann would be entitled to 12 months’ severance, in each case where severance would result in base salary and benefits continuation.  Under the 2020 Severance Policy, severance is paid out over the course of the severance period (rather than a lump sum) and the employee must sign a separation agreement to qualify.  In the event of a termination for cause, the employee is not eligible for severance.

The Severance Policy would apply if a Named Executive Officer in good standing with our Company that has completed a minimum of six months’ continuous service time is involuntarily terminated (1) without cause or (2) as a result of a reduction in force or position elimination, where a comparable position is not available.

Our Company does not offer change in control tax gross-up provisions.

Under his offer letter, if Mr. Gordon is terminated for any reason other than for “Cause” (as defined in his offer letter), Mr. Gordon would receive severance benefits equal to 24 months of his then current base salary and 24 months of the monthly cost of health, dental, vision, life, long-term disability and accidental insurance then provided by us.  The payments are in lieu of payments that would have been due Mr. Gordon under the 2020 Severance Policy.  Any severance payments made pursuant to Mr. Gordon’s offer letter are conditioned upon certain representations, warranties, covenants and agreements to be made by Mr. Gordon, including, but not limited to, covenants of confidentiality, non-solicitation and non-competition and a release of all claims.

Change in Control and Termination

Continuity Agreements.

Upon such a termination, the Continuity Agreements provide, among other things, for the following benefits:

•	A lump-sum payment of the executive’s accrued but unpaid base salary, accrued vacation pay and other items earned and owed to the executive through and including the effective date of termination;
•	A lump-sum payment of a pro-rated portion of the executive’s annual target bonus opportunity;
•

A lump-sum payment of a specified multiple, which is 2.99 for Mr. Gordon, 1.99 for Messrs. Morris and Menghini and 1.0 for Messrs. Young and Heggemann, of the executive’s base salary and annual target bonus opportunity;

•

Continuation of health, dental and vision insurance coverage after termination for 36 months for Mr. Gordon, 24 months for Messrs. Morris and Menghini and 12 months for Messrs. Young and Heggemann; and

•	Up to $15,000 in executive outplacement services.

Each of the Change in Control Agreements provide for a “double trigger” such that benefits are only payable if there is a change in control (as defined in the Change in Control Agreements) followed, within 24 months after the change in control, by involuntary termination without cause (as defined in the Change in Control Agreements) or voluntary termination for good reason (as defined in the Change in Control Agreements).

Equity-Based Incentives.

If we were to terminate any Named Executive Officer’s employment without cause, the service restrictions on any restricted stock units awarded more than 18 months prior to such termination would vest as to a percentage of the award determined by dividing (i) the number of whole months of the Named Executive Officer’s employment beginning on the date of the award through the date of termination (provided that the number of whole months is at least 18) by (ii) 36.  With respect to the award of 20,834 restricted stock units granted to Mr. Morris on April 23, 2018, the entire amount of the grant would vest upon a termination of Mr. Morris without cause at any time.  A termination of any Named Executive Officer’s employment without cause does not result in any vesting of performance units and all such awards would be forfeited, unless the underlying performance period has been completed and the Committee has yet to certify that the underlying performance goals have been achieved.

If any Named Executive Officer meets the definition of retirement as set out in the restricted stock unit award agreements, the service restrictions on any restricted stock units would vest as to a percentage of the award determined by dividing (i) the number of whole months of the Named Executive Officer’s employment beginning on the date of the award through the date of termination by (ii) 36.  With respect to the award of 20,834 restricted stock units granted to Mr. Morris on April 23, 2018, there is no provision for early vesting upon retirement.

Upon death or disability of a Named Executive Officer, the award agreements in connection with all restricted stock unit awards provide that all restricted stock units will immediately vest. However, the award agreements in connection with our performance unit awards granted in 2018, 2019 and 2020 provide that, upon death, disability or retirement (each as defined in the agreement) the performance units governed by such award agreement will vest to the extent that the three-year performance goals are met, but reduced pro rata to a percentage of that amount determined by dividing (i) the number of whole months of the participant’s employment with the Company or a subsidiary thereof during the performance period by (ii) 36.

Potential Post-Employment Payments as of December 31, 2020

The following tables show the potential payments and benefits due to each Named Executive Officer, who remained an executive officer of our Company as of December 31, 2020, under various employment termination events and under the terms of the Severance Policy, Mr. Gordon’s 2014 offer letter, the applicable Continuity Agreement and the applicable equity award agreements, as the case may be. These post-employment amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to our Named Executive Officers. The assumptions used in preparation of these tables are consistent with the payments and benefits described above as well as the following assumptions:

•	A termination date of December 31, 2020.
•	A value of $18.99 per share used for the value of our common stock, which was the closing price of our common stock on December 31, 2020.

Charles R. Gordon - President and Chief Executive Officer

Type of Payment	Involuntary Termination without Cause		Involuntary Termination without Cause after a Change in Control		Voluntary Termination for Good Reason after a Change in Control		Retirement		Death		Disability
Severance Compensation	$ 1,413,650		$ 4,933,639		$ 4,933,639		—		—		—
Medical, Dental, Vision, Life, Disability	59,378		46,433		43,433		—		—		—
Outplacement Services	—		15,000		15,000		—		—		—
Unvested Restricted Stock Units	1,646,471	(1)	2,772,654	(2)	2,772,654	(2)	$ 1,646,471		$ 2,772,654	(2)	$ 2,772,654	(2)
Performance Units	1,356,437	(1)	2,772,654	(4)	2,772,654	(4)	1,356,437	(5)	1,356,437		1,356,437	(5)
Total	$ 4,475,936		$ 10,540,390		$ 10,540,390		$ 3,002,908		$ 4,129,091		$ 4,129,091

______________________

(1)

Mr. Gordon would meet the definition of “Retirement” in each of his equity award agreements in the event of an involuntary termination without cause. Therefore, in such case, the number of unvested restricted stock units immediately vesting is 86,702 and the number of performance units immediately vesting is 71,429. The 71,429 performance units that would immediately vest include: (a) 18,041 performance units, which is calculated based upon Mr. Gordon’s 2018 performance unit grant of 41,425 shares vesting at 43.55% due to the TSR metric (75%) missing the target goal (58.06% pay out), while the threshold goal for the ROIC metric (25%) was not achieved for the period from January 1, 2018 through December 31, 2020; (b) 37,055 performance units, which is equal to the target number of performance units granted in 2019 (i.e., that relate to the 2019-2021 performance period) multiplied by the number of whole months of Mr. Gordon’s employment with the Company during the performance period (i.e., 24 months) divided by the total months in the performance period (i.e., 36 months), assuming ROIC and TSR metrics are achieved at target; and (c) 16,333 performance units, which is equal to the target number of performance units granted in 2020 (i.e., that relate to the 2020-2022 performance period) multiplied by the number of whole months of Mr. Gordon’s employment with the Company during the performance period (i.e., 12 months) divided by the total months in the performance period (i.e., 36 months), assuming ROIC and TSR metrics are achieved at target.

(2)

The number of shares of unvested restricted stock units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 146,006.

(3)	The number of shares of unvested restricted stock immediately vesting upon retirement is 86,702.
(4)

The number of unvested performance units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 146,006, which assumes “ target” value for Mr. Gordon’s 2018, 2019 and 2020 performance unit grants given actual performance as of December 31, 2020 for each grant was below target.

(5)	Calculated in the same manner as set forth in footnote (1) above.

David F. Morris - Executive Vice President and Chief Financial Officer

Type of Payment	Involuntary Termination without Cause		Involuntary Termination without Cause after a Change in Control		Voluntary Termination for Good Reason after a Change in Control		Retirement		Death		Disability
Severance Compensation	$1,000,000		$2,191,000		$2,191,000		—		—		—
Medical and Dental Benefits	20,037		20,037		20,037		—		—		—
Outplacement Services	15,000		15,000		15,000		—		—		—
Unvested Restricted Stock Units	865,640	(1)	1,266,386	(2)	1,266,386	(2)	$513,964	(3)	$1,266,386	(2)	$1,266,386	(2)
Performance Units	418,008	(1)	870,748	(4)	870,748	(4)	418,008	(5)	418,008	(5)	418,008	(5)
Total	$2,318,685		$4,363,171		$4,363,171		$931,972		$1,684,394		$1,684,394

______________________

(1)

In the event of an involuntary termination without cause, Mr. Morris would meet the definition of “Retirement” in each of his equity award agreements other than the agreement governing the 20,834 restricted stock units granted to Mr. Morris on April 23, 2018, which agreement does not contain any provision for early vesting on retirement. However, with respect to such 20,834 restricted stock units, the governing agreement provides that all 20,834 restricted stock units would vest upon an involuntary termination without cause. As a result of the foregoing, in the event of an involuntary termination without cause, the number of unvested restricted stock units immediately vesting is 45,584 and the number of performance units immediately vesting is 22,012. The 22,012 performance units that would immediately vest include: (a) 5,863 performance units, which is calculated based upon Mr. Morris’ 2018 performance unit grant of 13,463 shares vesting at 43.55% due to the TSR metric (75%) missing the target goal (58.06% pay out), while the threshold goal for the ROIC metric (25%) was not achieved for the period from January 1, 2018 through December 31, 2020; (b) 10,705 performance units, which is equal to the target number of performance units granted in 2019 (i.e., that relate to the 2019-2021 performance period) multiplied by the number of whole months of Mr. Morris’ employment with the Company during the performance period (i.e., 24 months) divided by the total months in the performance period (i.e., 36 months), assuming ROIC and TSR metrics are achieved at target; and (c) 5,444 performance units, which is equal to the target number of performance units granted in 2020 (i.e., that relate to the 2020-2022 performance period) multiplied by the number of whole months of Mr. Morris’ employment with the Company during the performance period (i.e., 12 months) divided by the total months in the performance period (i.e., 36 months), assuming ROIC and TSR metrics are achieved at target.

(2)

The number of shares of unvested restricted stock immediately vesting upon an involuntary termination without cause after a change of control, voluntary termination for good reason after a change in control, death or disability is 66,687.

(3)	The number of shares of unvested restricted stock immediately vesting upon retirement is 27,065.
(4)

The number of unvested performance units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 45,853, which assumes “ target” value for Mr. Morris’ 2018, 2019 and 2020 performance unit grants given actual performance as of December 31, 2020 for each grant was below target.

(5)	Calculated in the same manner as set forth in footnote (1) above.

Mark A. Menghini - Senior Vice President, General Counsel and Secretary

Type of Payment	Involuntary Termination without Cause		Involuntary Termination without Cause after a Change in Control		Voluntary Termination for Good Reason after a Change in Control		Retirement	Death		Disability
Severance Compensation	$570,000		$1,362,240		$1,362,240		—	—		—
Medical and Dental Benefits	14,282		18,041		18,041		—	—		—
Outplacement Services	15,000		15,000		15,000		—	—		—
Unvested Restricted Stock Units	231,773	(1)	664,346	(2)	664,346	(2)	(3)	$664,346	(2)	$664,346	(2)
Performance Units	30,840	(1)	376,952	(4)	376,952	(4)	(3)	179,797	(5)	179,79	(5)
Total	$861,895		$2,436,579		$2,436,579		—	$844,143		$844,143

______________________

(1)

The number of shares of unvested restricted stock immediately vesting upon an involuntary termination without cause is 12,205. The number of performance units immediately vesting upon an involuntary termination without cause is 1,624 shares, which is calculated based upon Mr. Menghini’s 2018 performance unit grant of 3,728 shares vesting at 43.55% due to the TSR metric (75%) missing the target goal (58.06% pay out), while the threshold goal for the ROIC metric (25%) was not achieved for the period from January 1, 2018 through December 31, 2020.

(2)

The number of shares of unvested restricted stock units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 34,984.

(3)	As of December 31, 2019, Mr. Menghini did not meet the definition of “retirement” in the various award agreements.
(4)

The number of unvested performance units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 19,850, which assumes 100% “target” value for Mr. Menghini’s 2018, 2019 and 2020 performance unit grants given actual performance as of December 31, 2020 for each grant was below target.

(5)

Represents 43.55% of the 201-2020 performance units granted to Mr. Menghini, or 1,624 performance units. As described above, with respect to the 2018-2020 performance units granted to all Named Executive Officers, such performance units vested as a result of the TSR metric (weighted at 75%) missing the target goal for the period from January 1, 2018 to December 31, 2020, while the ROIC metric (weighted at 25%) was not achieved for the period from January 1, 2018 to December 31, 2020.

Also represents two-thirds, which is equal to the number of whole months of Mr. Menghini’s employment with the Company during the performance period (i.e., 24) divided by 36, of the performance units granted in 2018 (i.e., that relate to the 2019-2021 performance period), or 4,941 performance units. Assumes ROIC and TSR metrics are achieved at target.

Also represents one-third, which is equal to the number of whole months of Mr. Menghini’s employment with the Company during the performance periods (i.e., 12) divided by 36, of the target performance unit award for the performance units granted in 2020 (i.e., that relate to the 2020-2022 performance period), or 2,904 performance units. Assumes ROIC and TSR metrics are achieved at target.

Kenneth L. Young - Senior Vice President, Treasury & Tax

Type of Payment	Involuntary Termination without Cause		Involuntary Termination without Cause after a Change in Control		Voluntary Termination for Good Reason after a Change in Control		Retirement		Death		Disability
Severance Compensation	$ 249,075		$ 448,335		$ 448,335		—		—		—
Medical and Dental Benefits	5,365		5,365		5,365		—		—		—
Outplacement Services	10,000		15,000		15,000		—		—		—
Unvested Restricted Stock Units	77,289	(1)	127,594	(2)	127,594	(2)	$ 77,289	(3)	$ 127,594	(2)	$ 127,594	(2)
Performance Units	62,192	(1)	127,594	(4)	127,594	(4)	62,192	(5)	62,192	(5)	62,192	(5)
Total	$ 403,921		$ 723,888		$ 723,888		$ 139,481		$ 189,786		$ 189,786

_______________________

(1)

Mr. Young would meet the definition of “Retirement” in each of his equity award agreements in the event of an involuntary termination without cause. Therefore, in such case, the number of unvested restricted stock units immediately vesting is 4,070 and the number of performance units immediately vesting is 3,275. The 3,275 performance units that would immediately vest include: (a) 902 performance units, which is calculated based upon Mr. Young’s 2018 performance unit grant of 2,071 shares vesting at 43.55% due to the TSR metric (75%) missing the target goal (58.06% pay out), while the threshold goal for the ROIC metric (25%) was not achieved for the period from January 1, 2018 through December 31, 2020; (b) 1,647 performance units, which is equal to the target number of performance units granted in 2019 (i.e., that relate to the 2019-2021 performance period) multiplied by the number of whole months of Mr. Young’s employment with the Company during the performance period (i.e., 24 months) divided by the total months in the performance period (i.e., 36 months), assuming ROIC and TSR metrics are achieved at target; and (c) 726 performance units, which is equal to the target number of performance units granted in 2020 (i.e., that relate to the 2020-2022 performance period) multiplied by the number of whole months of Mr. Young’s employment with the Company during the performance period (i.e., 12 months) divided by the total months in the performance period (i.e., 36 months), assuming ROIC and TSR metrics are achieved at target.

(2)

The number of shares of unvested restricted stock immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 6,719.

(3)	The number of shares of unvested restricted stock immediately vesting upon retirement is 4,070.
(4)

The number of unvested performance units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 6,719, which assumes “target” value for Mr. Young’s 2018, 2019 and 2020 performance unit grants given actual performance as of December 31, 2020 for each grant was below target.

(5)	Calculated in the same manner as set forth in footnote (1) above.

John L. Heggemann - Senior Vice President, Corporate Controller and Chief Accounting Officer

Type of Payment	Involuntary Termination without Cause		Involuntary Termination without Cause after a Change in Control		Voluntary Termination for Good Reason after a Change in Control		Retirement	Death		Disability
Severance Compensation	$240,000		$432,000		$432,000		—	—		—
Medical and Dental Benefits	15,481		15,481		15,481		—	—		—
Outplacement Services	10,000		15,000		15,000		—	—		—
Unvested Restricted Stock Units	172,220	(1)	342,200	(2)	342,200	(2)	(3)	$342,200	(4)	$342,200
Performance Units	—		41,360		41,360		(3)	13,787		13,787
Total	$437,701		$846,041		$846,041		—	$355,987		$355,987

______________________

(1)	The number of shares of unvested restricted stock immediately vesting upon an involuntary termination without cause is 9,069. No performance units would vest upon an involuntary termination.
(2)

The number of shares of unvested restricted stock immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 18,020.

(3)	As of December 31, 2020, Mr. Heggemann did not meet the definition of “retirement” in the various award agreements.
(4)

The number of unvested performance units immediately vesting upon an involuntary termination without cause after a change of control or voluntary termination for good reason after a change in control is 2,178, which assumes “target” value for Mr. Heggemann’s 2020 performance unit grant.

(5)	Represents one-third, which is equal to the number of whole months of Mr. Heggemann’s employment with the Company during the performance periods (i.e., 12) divided by 36, of the target performance unit award for the performance units granted in 2020 (i.e., that relate to the 2020-2022 performance period), or 726 performance units. Assumes ROIC and TSR metrics are achieved at target.

Pay Ratio Disclosure

For 2020, the Committee reviewed a comparison of the annual total compensation of the Company’s principal executive officer, Mr. Gordon, to the annual total compensation of our median employee, who was identified in October 2020. Annual total compensation for both individuals was calculated in accordance with Item 402(c)(2)(x) of SEC Regulation S-K. In 2020, annual total compensation for Mr. Gordon was $3,487,012, and for our median employee $70,591, resulting in a ratio of approximately 49:1.  We identified the median employee in 2020 by examining 2020 base wages for all individuals, excluding Mr. Gordon, who were employed by us on October 31, 2020. We believe our employee benefits vary across the globe.

In identifying the median employee in October 2020, we included all employees of the Company, whether employed on a full-time, part-time, or seasonal basis, except as set forth below, including employees on leave of absence. We annualized the compensation for any full-time employees that were not employed by us for all of 2020. We applied October 2020 exchange rates to base wages paid in non-U.S. dollar currencies, converting all base wages to U.S. dollar amounts.

The total number of our U.S. and non-U.S. employees as of October 31, 2020 was 4,249. In determining the median employee, we excluded employees from certain non-U.S. countries under the de minimis exemption allowed under Item 402(u)(4)(ii) of SEC Regulation S-K. The list of excluded countries, along with the number of employees excluded in each country, is as follows: Argentina (1); Chile (18); Indonesia (42); Malaysia (9); and Oman (118). The total number of employees excluded under the de minimis exemption is 188 (4.4% of our total number of employees as of October 31, 2020).

This information is provided pursuant to the SEC’s guidance under Item 402(u) of SEC Regulation S-K and is the Company’s good faith estimate of the median of the annual total compensation of all of our employees, except Mr. Gordon.

Compensation Committee Interlocks and Insider Participation

No member of the Committee was, during the year ended December 31, 2020, or had previously been, an officer or employee of Aegion or any of its subsidiaries. Nor did any member of the Committee have any material interest in a transaction of Aegion or a business relationship with or any indebtedness to, Aegion. No interlocking relationship existed during the year ended December 31, 2020 between any member of the Board or the Committee and an executive officer of Aegion.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth information concerning compensation earned by our non-employee directors in fiscal year 2020:

Name	Year	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen P. Cortinovis	2020	$74,000		$134,552	–	–	–	–	$208,552
Stephanie A. Cuskley	2020	107,250		212,150	–	–	–	–	319,400
Walter J. Galvin (3)	2020	–		206,000	–	–	–	–	206,000
Rhonda Germany Ballintyn	2020	68,250	(4)	132,750	–	–	–	–	201,000
Juanita H. Hinshaw (5)	2020	30,113		–	–	–	–	–	30,113
M. Richard Smith	2020	72,750		134,250	–	–	–	–	207,000
Phillip D. Wright (3)	2020	–		207,863	–	–	–	–	207,863

 ______________________

(1)

Due to the COVID-19 pandemic, we postponed the payment of fees for board and committee service for the second quarter of 2020 to June 30, 2020, which would have otherwise been paid on April 1, 2020.  Further, we granted deferred stock units (“DSUs”) in lieu of cash with respect to these second quarter 2020 fees, which are subject to a one-year vesting requirement. These DSUs are included in the column entitled “Stock Awards” and additional information is provided in footnote (2) below.

(2)

Represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation–Stock Compensation,” with respect to DSUs awarded on: (a) January 1, 2020, in the amount of 1,085 to Mr. Galvin; (b) January 1, 2020, in the amount of 1,153 to Mr. Wright; (c) April 22, 2020, in the following amounts: 7,869 to each of Messrs. Cortinovis, Galvin, Smith and Wright and Ms. Germany Ballintyn; and 12,618 to Ms. Cuskley; (d) June 30, 2020 in the amount of 1,547 to Mr. Cortinovis; (e) June 30, 2020 in the amount of 2,253 to Ms. Cuskley; (f) June 30, 2020 in the amount of 1,512 to Mr. Galvin; (g) June 30, 2020 in the amount of 1,434 to Ms. Germany Ballintyn; (h) June 30, 2020 in the amount of 1,528 to Mr. Smith; (i) June 30, 2020 in the amount of 1,535 to Mr. Wright; (j) July 1, 2020, in the amount of 1,523 to Mr. Galvin; (k) July 1, 2020, in the amount of 1,523 to Mr. Wright; (l) October 1, 2020, in the amount of 1,685 to Mr. Galvin; and (m) October 1, 2020, in the amount of 1,685 to Mr. Wright.  See footnote (3) below for additional information regarding the awards of DSUs to Messrs. Galvin and Wright, respectively.  Please refer to Note 11, “Equity-Based Compensation,” in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion regarding the valuation of our stock awards.  The aggregate number of deferred stock unit awards outstanding at December 31, 2020 was as follows: Mr. Cortinovis, 35,919; Ms. Cuskley, 78,740; Mr. Galvin, 64,924; Ms. Germany Ballintyn, 18,732; Ms. Hinshaw, 0; Mr. Smith, 22,401; and Mr. Wright, 38,297.

(3)

As described in more detail below, our directors are permitted to receive DSUs in lieu of cash fees.  Pursuant to this option, Messrs. Galvin and Wright elected to receive DSUs in lieu of all cash fees payable to Messrs. Galvin and Wright in 2020.  See footnote (2) above for additional information regarding the number of DSUs Messrs. Galvin and Wright received on January 1, 2020, July 1, 2020 and October 1, 2020 in lieu of the cash fee that would have otherwise been payable to Messrs. Galvin and Wright for board and committee service during each of the first, third and fourth quarters of 2020, respectively.  See footnote (1) above with respect to the actions taken regarding payment for board and committee service for the second quarter of 2020 and footnote (2) above for additional information regarding the specific number of DSUs Messrs. Galvin and Wright received on June 30, 2020 for board and committee service during the second quarter of 2020.

(4)

Ms. Germany Ballintyn has elected to defer 100% of her cash compensation through the Company’s non-qualified deferred compensation plan.  See pages 126 and 139 for additional details regarding this plan.  Ms. Germany Ballintyn contributed $68,250 to the plan in 2020, had aggregate earnings of $44,798 in 2020 and had a balance of $314,358 in the plan as of December 31, 2020.  The earnings do not constitute above-market earnings and Ms. Germany Ballintyn in not eligible for any Company matching contributions.

(5)	Ms. Hinshaw retired from the Board of Directors, effective April 22, 2020.

Additional Information about Director Compensation

The Corporate Governance and Nominating Committee is responsible for reviewing and recommending to the Board of Directors the general guidelines for determining the form of director compensation.  Based on these guidelines, the Committee then reviews and recommends to the Board of Directors any changes in the amount of director compensation that will enhance the Company’s ability to attract and retain qualified directors.

During 2020, the Board did not increase the annual cash fees paid to non-employee directors for board service and the last increase to the annual cash fees for board service was in 2017.  In 2020, each non-employee director, other than Ms. Cuskley, was compensated at a rate of $67,000 per year, plus reimbursed for related business travel expenses.  Ms. Cuskley, our Chair, was compensated at a rate of $143,000 per year, plus reimbursed for related business travel expenses.  Directors were not paid meeting fees in 2020.

Non-employee directors, other than Ms. Cuskley, received the following additional annual compensation for serving on Board committees:

Board Committee	Chair Compensation	Member Compensation
Audit Committee	$20,000	$15,000
Compensation Committee	20,000	15,000
Corporate Governance and Nominating Committee	15,000	9,000
Strategic Planning Committee(1)	20,000	15,000

______________________

(1)  The Strategic Planning Committee was eliminated on April 22, 2020.

The foregoing annual compensation for serving on Board committees, which was not increased in 2020, has not increased since 2011.

The cash fees for board and committee services described above are generally paid on a quarterly basis on the first day of each calendar quarter.  However, as part of the Company’s cash savings initiatives in response to the COVID-19 pandemic, we postponed payment of the quarterly cash payment that would have been made on April 1, 2020 to June 30, 2020.  Further, we granted deferred stock units in lieu of cash.  The number of deferred stock units granted was determined by dividing the quarterly payment otherwise due by the closing price of our common stock on the Nasdaq Global Select Market on June 30, 2020.  The deferred stock units granted are subject to a one-year minimum vesting requirement.  As a result of these actions, the following grants of deferred stock units were made on June 30, 2020: (a) 1,547 to Mr. Cortinovis; (b) 2,253 to Ms. Cuskley; (c) 1,512 to Mr. Galvin; (d) 1,434 to Ms. Germany Ballintyn; (e) 1,528 to Mr. Smith; and (f) 1,535 to Mr. Wright.

In 2020, for the first time since 2013, we increased the amount of the annual equity grant for our directors, other than our Chair, from $102,000 to $110,000, a 7.8% increase.  The annual equity grant for our chair was not increased in 2020 and has not been increased since 2013.  As a result, our non-employee directors, other than our Chair, received an annual equity grant in April 2020 of $110,000, and our Chair received an annual equity grant in April 2020 of $176,400, in each case payable in deferred stock units.  Each award is based on the closing price of our common stock on the Nasdaq Global Select Market on the date of the award.  For 2020, the annual equity grant resulted in an award on April 22, 2020 of 7,869 deferred stock units to each of Messrs. Cortinovis, Galvin, Smith and Wright and Ms. Germany Ballintyn and 12,618 deferred stock units to Ms. Cuskley.  Annual equity grants made pursuant to our Non-Employee Director Equity Plan (as amended and restated) in 2020 are subject to a one-year minimum vesting requirement.

In order to facilitate compliance with our stock ownership requirements as well as further align the interests of our directors with those of our stockholders, we permit our non-employee directors to elect to receive deferred stock units in lieu of the cash fees payable for board and committee service (separate and apart from the deferred stock units granted in lieu of the cash fees payable for the second quarter of 2020 in response to the COVID-19 pandemic described above).  In 2020, Messrs. Galvin and Wright elected to receive all cash fees for board and committee service in the form of deferred stock units.  As a result, Mr. Galvin received 5,805 deferred stock units in lieu of the $96,000 cash fee that would have otherwise been payable to Mr. Galvin for board and committee service during 2020 and Mr. Wright received 5,896 deferred stock units in lieu of the $97,863 cash fee that would have otherwise been payable to Mr. Wright for board and committee service during 2020 (in each case inclusive of the grant of deferred stock units in lieu of cash fees for the second quarter of 2020 as a result of the COVID-19 pandemic).  Deferred stock units received in lieu of cash fees are immediately vested, with the exception of the deferred stock units granted in lieu of cash fees payable for the second quarter of 2020 as described above.

Each deferred stock unit represents our obligation to transfer one share of our common stock to the director in the future.  Following termination of the director’s service on our Board or on any other distribution date after a mandatory deferral period as the director may elect, shares of our common stock equal to the number of deferred stock units reflected in the director’s account will be distributed to the director.  Currently, pursuant to the Non-Employee Director Equity Plan, directors are required to defer the distribution of annual awards of deferred stock units for at least three years and the distribution of deferred stock units awarded in lieu of the payment of cash fees for at least one year, in each case unless there is a termination of a director’s service on our Board and such director has elected to have deferred stock units distributed on termination.

In December 2017, we amended our Voluntary Deferred Compensation Plan, effective January 1, 2018, to open the plan to our non-employee directors. Our non-employee directors may elect to defer between 1% and 100% of their cash compensation pursuant to the terms of the Voluntary Deferred Compensation Plan.  Non-employee directors are not eligible for matching contributions or discretionary contributions under the Voluntary Deferred Compensation Plan.

There were no agreements or arrangements between any of our directors and any person or entity other than the Company relating to compensation or other payment in connection with any director’s candidacy or service.

Stock Ownership Policy with Respect to Non-Employee Directors

We have a policy with respect to required levels of stock ownership for our non-employee directors.  Under the policy, each current non-employee director is required to beneficially own (and retain thereafter) the greater of:  (a) 10,000 shares of our common stock; and (b) the number of shares of our common stock having a value equal to five times the amount of the non-employee director’s annual cash retainer, excluding any cash retainer paid for service on a Committee of the Board (where the number of shares is determined by dividing such value by the average closing price of our common stock for the ten trading days prior to December 31); provided, however, that for the Chair, the amount of the annual cash retainer shall be the amount paid to our other non-employee directors.  This ensures that the stock ownership requirement for our directors is proportional to the price of our common stock as well as our directors’ compensation for service on our Board.  The required ownership amount is recalculated annually as of January 1, based on the director’s annual cash retainer as of December 31 of the immediately preceding year.

Each non-employee director is required to beneficially own (and retain thereafter) the requisite number of shares of our common stock no later than the third anniversary of his or her election or appointment.  In the event there is a significant decline in the price of our common stock that causes a director’s holdings to fall below the applicable threshold, such director is not required to purchase additional shares to meet the threshold but our policy provides that such director shall not sell or transfer any shares until the threshold has again been achieved.

As of January 1, 2021, each non-employee director was in compliance with the stock ownership requirements of this policy as set forth below:

Non-Employee Director	Date Subject to Policy	Retainer Multiplied by 5	10-Day Average Closing Price	Required Share Ownership as of January 1, 2021	Actual Share Ownership as of January 1, 2021
Stephen P. Cortinovis	July 25, 2006	$335,000	$18.89	17,734	100,416
Stephanie A. Cuskley (1)	July 25, 2006	335,000	18.89	17,734	82,899
Walter J. Galvin	October 10, 2014	335,000	18.89	17,734	128,782
Rhonda Germany Ballintyn	January 4, 2017	335,000	18.89	17,734	30,110
M. Richard Smith	December 15, 2009	335,000	18.89	17,734	67,141
Phillip D. Wright	November 10, 2011	335,000	18.89	17,734	81,827

 ______________________

(1)	For purposes of determining the required ownership of our Chair, the annual cash retainer used is the amount paid to our other non-employee directors (i.e., $67,000).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information Concerning Certain Stockholders

The table below sets forth certain information as of March 3, 2021 with respect to the number of shares of our common stock owned by:

•	each of our Named Executive Officers,
•	each of our directors,
•	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Common Stock (%)
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, Maryland 21202	5,489,284	(3)	17.86%
BlackRock, Inc. 55 East 52nd Street New York, New York 10022	5,124,536	(4)	16.67
The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,153,798	(5)	10.26
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas 78746	2,542,604	(6)	8.27
Charles R. Gordon	328,906	(7)	1.07
Stephen P. Cortinovis	100,416	(8)	— (9)
Stephanie A. Cuskley	82,899	(10)	— (9)
Walter J. Galvin	128,782	(11)	— (9)
Rhonda Germany Ballintyn	30,110	(12)	— (9)
John L. Heggemann	21,967	(13)	— (9)
Mark A. Menghini	58,103	(14)	— (9)
David F. Morris	298,048	(15)	— (9)
M. Richard Smith	67,141	(16)	— (9)
Phillip D. Wright	81,827	(17)	— (9)
Kenneth L. Young	27,000	(18)	— (9)
Directors and executive officers as a group (11 persons)	1,225,199	(19)	3.99

______________________

(1)	The address for each of our directors and executive officers (current and former) is 17988 Edison Avenue, Chesterfield, Missouri 63005.
(2)

Except as otherwise indicated, as of March 3, 2021, all shares are owned with sole voting and investment power.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  For the listed officers and directors, the number of shares beneficially owned includes shares of common stock that the individual had the right to acquire within 60 days after March 3, 2021.  All deferred stock units and restricted stock units are included.  Unvested performance units are not included.

(3)

The information provided herein is based on Amendment No. 10 to Schedule 13G filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission on February 16, 2021.  The information in Amendment 10 to Schedule 13G indicates that, at December 31, 2020, T. Rowe Price Associates, Inc. had sole voting power with respect to 1,860,775 shares of our common stock and sole dispositive power with respect to 5,489,284 shares of our common stock.  The aggregate amount of shares beneficially owned by T. Rowe Price Associates, Inc. is 5,489,284 shares.

(4)

The information provided herein is based on the Schedule 13G filed by BlackRock, Inc. with the Securities and Exchange Commission on January 25, 2021. The information in the Schedule 13G indicates that, at December 31, 2020, BlackRock, Inc. possessed the sole power to vote 5,062,370 shares and sole power to direct the disposition of 5,124,536 shares.  The aggregate amount of shares beneficially owned by BlackRock, Inc. is 5,124,536 shares.

(5)

The information provided herein is based on Amendment 11 to Schedule 13G filed by The Vanguard Group with the Securities and Exchange Commission on February 10, 2021.  The information in the Amendment 11 to Schedule 13G indicates that, at December 31, 2020, The Vanguard Group possessed the sole power to vote zero shares, the shared power to vote 33,400 shares, the sole power to direct the disposition of 3,095,695 shares and the shared power to direct the disposition of 58,103 shares.  The aggregate amount of shares beneficially owned by The Vanguard Group is 3,153,798 shares.

(6)

The information provided herein is based on Amendment 7 to Schedule 13G filed by Dimensional Fund Advisors LP with the Securities and Exchange Commission on February 12, 2021. The information in Amendment 7 to Schedule 13G indicates that, at December 31, 2020, Dimensional Fund Advisors LP had the sole power to vote 2,467,267 shares and sole power to direct the disposition of 2,542,604 shares. The aggregate amount of shares beneficially owned by Dimensional Fund Advisors LP is 2,542,604 shares. These securities are owned by various investment companies, commingled funds, group trusts and separate accounts, which Dimensional Fund Advisors LP, or its subsidiaries, serve as an investment adviser and may have the power to direct investments and/or power to vote the securities.  For purposes of the reporting requirements of the Securities Exchange Act of 1934, Dimensional Fund Advisors LP is deemed to be a beneficial owner of these securities; however, Dimensional Fund Advisors LP expressly disclaims that it is, in fact, the beneficial owner of these securities.

(7)	Charles Gordon. Represents 218,869 shares of common stock (of which 5,455 shares are held in Mr. Gordon’s Individual Retirement Account), 104,581 restricted stock units and 5,456 deferred stock units.
(8)

Stephen Cortinovis. Represents 64,497 shares of common stock (of which 15,200 shares are held in Mr. Cortinovis’ Individual Retirement Account, 2,800 shares are held in Mr. Cortinovis’ spouse’s Individual Retirement Account, 26,677 shares are held in a trust in the name of Mr. Cortinovis’ spouse pursuant to which Mr. Cortinovis is the primary beneficiary), and 35,919 deferred stock units.

(9)	Less than one percent.
(10)	Stephanie Cuskley. Represents 4,159 shares of common stock and 78,740 deferred stock units.
(11)	Walter Galvin. Represents 62,594 shares of common stock and 66,188 deferred stock units.
(12)	Rhonda Germany Ballintyn. Represents 11,378 shares of common stock and 18,732 deferred stock units.
(13)	John Heggemann. Represents 2,706 shares of common stock and 19,261 restricted stock units.
(14)	Mark Menghini. Represents 19,119 shares of common stock and 38,984 restricted stock units.
(15)

David Morris. Represents the following direct holdings: (a) 194,333 shares of common stock, of which 3,500 are held in an IRA and 48,362 are pledged as collateral for certain personal loans with a third party; and (b) 74,630 restricted stock units. Also represents: (a) 2,950 shares of common stock held by Mr. Morris’ spouse in an IRA; and (b) 26,135 shares held by Mr. Morris’ spouse, of which 23,000 are pledged as collateral for certain personal loans with a third party. Mr. Morris disclaims that he is the beneficial owner of the securities held by his spouse.

(16)

M. Richard Smith. Represents 44,740 shares of common stock (all of which shares are held by a family trust for the benefit of Mr. Smith and his spouse for which he and his spouse serve as trustees) and 22,401 deferred stock units.

(17)	Phillip Wright. Represents 43,221 shares of common stock (of which 10,000 shares are held in Mr. Wright’s Individual Retirement Account) and 38,606 deferred stock units.
(18)	Kenneth L. Young. Represents 20,420 shares of common stock and 6,580 restricted stock units.
(19)	Includes 716,694 shares of common stock, 244,036 restricted stock units and 264,469 deferred stock units.

On February 16, 2021, we entered into the Merger Agreement with Carter Intermediate, Inc. (“Parent”) and Carter Acquisition, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds affiliated with New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York (together with Parent and Merger Sub, “New Mountain”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). If the Merger closes, our stockholders would receive $26.00 in cash for each share of Class A common stock, par value $0.01 per share, they hold on the Merger closing date. If the Merger is completed, our common stock will be de-listed from the Nasdaq and de-registered under the Exchange Act, and we will become a private company. The Merger is expected to close in the second quarter of 2021, subject to customary closing conditions, including, among other things, approval under the HSR Act and approval of our stockholders.

Securities Authorized for Issuance under Equity Incentive Plans

Information concerning securities authorized for issuance under equity incentive plans is included in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-Party Transactions

Pursuant to its charter, our Audit Committee is responsible for reviewing and approving all transactions of our Company in which a related person has a direct or indirect material interest and the amount involved exceeds $120,000. It is our policy that executive management notify our Audit Committee of any transaction that may be deemed a related-party transaction. Upon such a notification, the Audit Committee will meet to review the terms of such a transaction and make any necessary determinations.

We maintain various written policies and procedures relating to the review, approval or ratification of transactions in which we, or any of our directors, officers or employees, may have a direct or indirect material interest. Our Code of Conduct, which may be found on our website at www.aegion.com under “Investors – Corporate Governance,” prohibits our directors, officers and employees from engaging in specified activities that may constitute a conflict of interest with the Company without prior approval of management, our Board or our Audit Committee, as appropriate. Activities that may constitute a conflict of interest with our Company and require prior approval include: (a) investing in or being an officer or employee of one of our customers, suppliers, subcontractors or competitors; (b) having a business interest in a company competing with or doing business with our Company; (c) receiving any benefit, either direct or indirect, from the investment in or association with a company that our Company may have otherwise received; and (d) engaging in a transaction with our Company personally or through an affiliate.

Additionally, we require each of our directors and officers to complete a comprehensive questionnaire each year that, among other things, identifies any transactions or potential transactions with us in which the director or officer, or a family member or associated entity, has any interest, financial or otherwise. Our directors and officers are also required to update their information if there are changes throughout the year.

We believe that these policies and procedures ensure that all related-party transactions are appropriately reviewed and, if required, disclosed pursuant to the rules of the Securities and Exchange Commission.

For 2020, we had no related-party transactions.

Director Independence

The Nasdaq rules require that a majority of our Board of Directors be independent. Our Corporate Governance Guidelines require that, with the exception of the Chief Executive Officer, the Board be comprised entirely of outside, independent directors. For a director to be considered independent, our Board must determine that the director does not have any direct or indirect material relationship with us. To assist us in determining director independence, and as permitted by Nasdaq rules, the Board previously established categorical standards that conform to, or are more exacting than, the independence requirements in the Nasdaq listing standards. These standards are contained in our Corporate Governance Guidelines, which may be found on our website at www.aegion.com under “Investors – Corporate Governance”.

Based on these independence standards, our Board of Directors has affirmatively determined that the following directors or former directors are independent and meet our categorical independence standards:  Stephen P. Cortinovis, Stephanie A. Cuskley, Walter J. Galvin, Rhonda Germany Ballintyn, Juanita H. Hinshaw, M. Richard Smith and Phillip D. Wright.

In determining the independence of the directors, our Board reviews various transactions, relationships and arrangements of individual directors, as well as considers ordinary course transactions between us and other entities with which the directors are associated, none of which were determined to constitute a material relationship with us. Mmes. Cuskley, Germany Ballintyn and Hinshaw and Messrs. Cortinovis, Galvin, Smith and Wright have no relationship with Aegion, except as a director and stockholder.

Our Board also considered contributions by us to charitable organizations with which the directors may be associated. No director is related to any executive or significant stockholder of Aegion, nor is any director, with the exception of Mr. Gordon, a current or former employee of Aegion.

Item 14. Principal Accountant Fees and Services.

Independent Auditors’ Fees

Consistent with its charter adopted by our Board of Directors, the Audit Committee pre-approves all auditing services and all non-audit services (to the extent such non-audit services are permissible) to be provided by our independent auditors. Proposed audit and non-audit services are presented to our Audit Committee periodically for pre-approval, based on a budget that includes a description of, and a budgeted amount for, particular categories of audit services, non-audit services, tax services and other services. Our Audit Committee’s approval is required to exceed the budgeted amount. In addition, as permitted by law, the Chair of our Audit Committee may pre-approve services or changes to estimated, approved fees. If our Audit Committee Chair pre-approves services on behalf of the Audit Committee, the services are presented to our Audit Committee for ratification at its next regularly scheduled meeting.

In our two most recent fiscal years, we paid or incurred the following amounts to our independent auditors, all of which were approved by our Audit Committee:

	2020	2019
Audit Fees	$1,973,000	$2,297,780
Audit-Related Fees	475,000	579,000
Tax Fees	101,500	13,602
All Other Fees	—	—
Total	$2,549,500	$2,890,382

______________________

(1)

Audit Fees.  In 2020, we paid or incurred an aggregate of $1,973,000 to PricewaterhouseCoopers LLP for (i) the 2020 fiscal year audit, (ii) the review of the financial statements included in our 2020 quarterly reports on Form 10-Q, (iii) statutory and subsidiary audits, (iv) audit efforts relating to internal controls over financial reporting; and (v) other miscellaneous audit services. In 2019, we paid or incurred an aggregate of $2,297,780 to PricewaterhouseCoopers LLP for (i) the 2019 fiscal year audit, (ii) the review of the financial statements included in our 2019 quarterly reports on Form 10-Q, (iii) statutory and subsidiary audits, and (iv) audit efforts relating to internal controls over financial reporting.

Audit-Related Fees.  In 2020, we paid or incurred an aggregate of $475,000 to PricewaterhouseCoopers LLP for audit-related services for due diligence. In 2019, we paid or incurred an aggregate of $579,000 to PricewaterhouseCoopers LLP for audit-related services for due diligence.

Tax Fees.  In 2020, we paid or incurred an aggregate of $101,500 for tax compliance and tax preparation services. In 2019, we paid or incurred an aggregate of $13,602 for tax compliance and tax preparation services.

All Other Fees. In 2020 and 2019, PricewaterhouseCoopers LLP did not perform any services for us other than those described above.

We intend to use our independent auditors to provide only audit, audit-related and tax services in the future.

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

3. Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits attached hereto.

INDEX TO EXHIBITS (1)

2.1	Agreement and Plan of Merger, dated as of February 16, 2021, amount Carter Intermediate, Inc., Carter Acquisition, Inc. and Aegion Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed February 17, 2021).

3.1

Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K12B filed on October 26, 2011), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K12B filed October 26, 2011).

3.2	Certificate of Correction of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K for the year ended December 31, 2013).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed August 4, 2015).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the annual report on Form 10-K for the year ended December 31, 2019).

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

10.4	Third Amendment to 2016 Employee Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended June 30, 2020). (2)

10.5	Fourth Amendment to 2016 Employee Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report filed on Form 10-Q for the quarter ended September 30, 2020). (2)

10.6

Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.7

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

10.9

2016 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed March 11, 2016 in connection with the 2016 annual meeting of stockholders). (2)

10.10	Amended and Restated Aegion Corporation 2016 Non-Employee Director Equity Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 6, 2019 in connection with the 2019 annual meeting of stockholders). (2)

10.11

Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 17, 2017 in connection with the 2017 annual meeting of stockholders). (2)

10.12

Voluntary Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2017). (2)

10.13

2016 Executive Performance Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 11, 2016 in connection with the 2016 annual meeting of stockholders). (2)

10.14	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2011).

10.15

Form of Executive Change in Control Severance Agreement, dated as of October 6, 2014, between Aegion Corporation and each of Charles R. Gordon and David F. Morris (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed October 10, 2014). (2)

10.16

Form of First Amendment to Executive Change in Control Severance Agreement, dated May 2, 2016, by and between Aegion Corporation and each of Charles R. Gordon and David F. Morris (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2016). (2)

10.17	Form of Change in Control Severance Agreement, dated as of March 1, 2017, between Aegion Corporation and Mark A. Menghini and Kenneth L. Young (incorporated by reference to Exhibit 10.15 to the annual report filed on Form 10-K for the year ended December 31, 2016). (2)

10.18	Form of First Amendment to Change in Control Severance Agreement, dated as of October 22, 2018, between Aegion Corporation and Mark A. Menghini (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2018). (2)

10.19	Form of Change in Control Severance Agreement, dated June 24, 2019, between Aegion Corporation and John L. Heggemann (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2019). (2)

10.20	Form of Amendment to Change in Control Severance Agreement, dated as of October 31, 2019, between Aegion Corporation and each of Charles R. Gordon, David F. Morris, Mark A. Menghini, Kenneth L. Young and John L. Heggemann (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2019). (2)

10.21	Aegion Corporation Severance Policy, dated December 8, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 14, 2020). (2)

10.22

Amended and Restated Management Annual Incentive Plan for 2020 effective January 1, 2020 (incorporated by reference to Exhibit 10.6 to the quarterly report filed on Form 10-Q for the quarter ended June 30, 2020). (2)

10.23	Management Annual Incentive Plan, effective January 1, 2021, filed herewith. (2)

10.24

Form of Director Deferred Stock Unit Agreement for Annual Grants (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended March 31, 2020). (2)

10.25	Form of Director Deferred Stock Unit Agreement for Grants in Lieu of Cash (for Non-Employee Directors) (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended March 31, 2020). (2)

10.26	Form of Director Deferred Stock Unit Agreement for Grants in Lieu of Second Quarter 2020 Retainer, dated June 30, 2020, between Aegion Corporation and each non-employee director of Aegion Corporation (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2020). (2)

10.27

Form of Performance Unit Agreement, dated February 17, 2020, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.23 to the annual report filed on Form 10-K for the year ended December 31, 2019). (2)

10.28

Form of Restricted Stock Unit Agreement, dated February 17, 2020, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.24 to the annual report filed on Form 10-K for the year ended December 31, 2019). (2)

10.29	Form of Restricted Stock Unit Agreement for Grants in Lieu of Forgone Salary, dated June 30, 2020, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 2, 2020). (2)

10.30	Form of Restricted Stock Unit Agreement, dated February 23, 2021, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.31	Form of Performance Unit Agreement, dated February 23, 2021, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.32	Letter agreement, dated October 6, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed October 10, 2014). (2)

10.33	Separation Agreement and Full and Final Release, dated February 24, 2020, between Aegion Corporation and Stephen P. Callahan (incorporated by reference to Exhibit 10.26 to the annual report filed on Form 10-K for the year ended December 31, 2019). (2)

10.34	Form of Five-Year Restricted Stock Unit Agreement, dated April 23, 2018, between Aegion Corporation and David F. Morris (incorporated by reference to Exhibit 10.1 to the current report filed on Form 8-K filed April 27, 2018). (2)

10.35	Amended and Restated Credit Agreement, dated October 30, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2015).

10.36	First Amendment to Credit Agreement, dated November 30, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 6, 2017).

10.37	Second Amendment to Credit Agreement, dated February 27, 2018 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 1, 2018).

10.38	Third Amendment to Credit Agreement, dated December 13, 2018 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 14, 2018).

10.39	Fourth Amendment to Credit Agreement, dated April 29, 2020, among Aegion Corporation, the Guarantors, Bank of America, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended March 31, 2020).

10.40	Fifth Amendment to Credit Agreement to Credit Agreement, dated November 24, 2020, among Aegion Corporation, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 1, 2020).

21	Subsidiaries of the Company, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	Power of Attorney (set forth on signature page).

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety Disclosure, filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 001-35328.

(2)	Management contract or compensatory plan or arrangement.

*     *     *

Documents listed in this Index to Exhibits will be made available upon written request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2021	AEGION CORPORATION

	By:	/s/ Charles R. Gordon
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

Signature	Title	Date

/s/ Charles R. Gordon	Principal Executive Officer and Director	March 10, 2021
Charles R. Gordon

/s/ David F. Morris	Principal Financial Officer	March 10, 2021
David F. Morris

/s/ John L. Heggemann	Principal Accounting Officer	March 10, 2021
John L. Heggemann

/s/ Stephen P. Cortinovis	Director	March 10, 2021
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	March 10, 2021
Stephanie A. Cuskley

/s/ Walter J. Galvin	Director	March 10, 2021
Walter J. Galvin

/s/ Rhonda Germany Ballintyn	Director	March 10, 2021
Rhonda Germany Ballintyn

/s/ M. Richard Smith	Director	March 10, 2021
M. Richard Smith

/s/ Phillip D. Wright	Director	March 10, 2021
Phillip D. Wright