Form 10-Q
period 2021-03-31
Aegion Corp
filed 2021-05-10
CIK 353020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

There were 30,759,964 shares of Class A common stock, $0.01 par value per share, outstanding at May 3, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Quarters Ended March 31,
	2021	2020
Revenues	$181,191	$196,312
Cost of revenues	138,473	156,025
Gross profit	42,718	40,287
Operating expenses	36,986	39,023
Acquisition and divestiture expenses	4,971	852
Restructuring and related charges (reversals)	(25)	1,192
Operating income (loss)	786	(780)
Other income (expense):
Interest expense	(2,034)	(2,519)
Interest income	306	228
Other	219	425
Total other expense	(1,509)	(1,866)
Loss before tax benefit	(723)	(2,646)
Tax benefit on loss	(58)	(110)
Loss from continuing operations	(665)	(2,536)
Income from discontinued operations	2,026	1,233
Net income (loss)	1,361	(1,303)
Non-controlling interests income	(524)	(329)
Net income (loss) attributable to Aegion Corporation	$837	$(1,632)

Earnings (loss) per share attributable to Aegion Corporation:
Basic:
Loss from continuing operations	$(0.04)	$(0.09)
Income from discontinued operations	0.07	0.04
Net income (loss)	$0.03	$(0.05)
Diluted:
Loss from continuing operations	$(0.04)	$(0.09)
Income from discontinued operations	0.07	0.04
Net income (loss)	$0.03	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Quarters Ended March 31,
	2021	2020
Net income (loss)	$1,361	$(1,303)
Other comprehensive income (loss):
Currency translation adjustments	(868)	(4,637)
Deferred gain (loss) on hedging activity, net of tax (1)	1,318	(5,936)
Pension activity, net of tax (2)	(9)	57
Total comprehensive income (loss)	1,802	(11,819)
Comprehensive income attributable to non-controlling interests	(452)	(66)
Comprehensive income (loss) attributable to Aegion Corporation	$1,350	$(11,885)

(1)	There was no tax impact for the quarters ended March 31, 2021 and 2020 due to the cumulative loss position and full valuation allowance recognized.

(2)	Amounts presented net of tax of $(2) and $13 for the quarters ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$93,275	$94,848
Restricted cash	761	765
Receivables, net of allowances of $4,051 and $4,004, respectively	126,967	133,394
Retainage	30,355	32,807
Contract assets	46,924	44,026
Inventories	46,655	44,889
Prepaid expenses and other current assets	18,788	33,675
Assets held for sale	105,609	92,850
Total current assets	469,334	477,254
Property, plant & equipment, less accumulated depreciation	90,800	92,900
Other assets
Goodwill	210,125	210,665
Intangible assets, less accumulated amortization	56,510	58,869
Operating lease assets	52,703	52,421
Deferred income tax assets	451	448
Other non-current assets	9,033	8,890
Total other assets	328,822	331,293
Total Assets	$888,956	$901,447

Liabilities and Equity
Current liabilities
Accounts payable	$48,328	$51,469
Accrued expenses	54,406	59,664
Operating lease liabilities	14,047	14,147
Contract liabilities	32,344	37,569
Current maturities of long-term debt	28,991	25,811
Liabilities held for sale	41,556	36,148
Total current liabilities	219,672	224,808
Long-term debt, less current maturities	186,585	193,988
Other liabilities
Operating lease liabilities	39,089	38,724
Deferred income tax liabilities	10,143	10,344
Other non-current liabilities	23,752	25,218
Total other liabilities	72,984	74,286
Total liabilities	479,241	493,082

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $0.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $0.01 par – shares authorized 125,000,000; shares issued and outstanding 30,741,907 and 30,640,150, respectively	307	306
Additional paid-in capital	101,548	102,001
Retained earnings	327,974	327,137
Accumulated other comprehensive loss	(29,334)	(29,847)
Total stockholders’ equity	400,495	399,597
Non-controlling interests	9,220	8,768
Total equity	409,715	408,365
Total Liabilities and Equity	$888,956	$901,447

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except number of shares)

	Quarters Ended March 31,
	2021	2020
Common Stock - Shares
Balance, beginning of period	30,640,150	30,715,959
Issuance of shares pursuant to restricted stock units	167,638	152,596
Issuance of shares pursuant to performance units	37,796	71,541
Issuance of shares pursuant to deferred stock units	2,043	—
Shares repurchased and retired	(105,720)	(260,620)
Balance, end of period	30,741,907	30,679,476

Common Stock - Amount
Balance, beginning of period	$306	$307
Issuance of shares pursuant to restricted stock units	2	2
Issuance of shares pursuant to performance units	—	1
Shares repurchased and retired	(1)	(3)
Balance, end of period	$307	$307

Additional Paid-In Capital
Balance, beginning of period	$102,001	$101,148
Shares repurchased and retired	(2,491)	(5,045)
Equity-based compensation expense	2,038	2,000
Balance, end of period	$101,548	$98,103

Retained Earnings
Balance, beginning of period	$327,137	$358,998
Net income (loss) attributable to Aegion Corporation	837	(1,632)
Balance, end of period	$327,974	$357,366

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(29,847)	$(32,694)
Currency translation adjustment and derivative transactions, net	513	(10,253)
Balance, end of period	$(29,334)	$(42,947)

Non-Controlling Interests
Balance, beginning of period	$8,768	$7,334
Net income	524	329
Currency translation adjustment, net	(72)	(263)
Balance, end of period	$9,220	$7,400

Total Equity
Balance, beginning of period	$408,365	$435,093
Net income (loss)	1,361	(1,303)
Issuance of shares pursuant to restricted stock units	2	2
Issuance of shares pursuant to performance units	—	1
Shares repurchased and retired	(2,492)	(5,048)
Equity-based compensation expense	2,038	2,000
Currency translation adjustment and derivative transactions, net	441	(10,516)
Balance, end of period	$409,715	$420,229

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarters Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,361	$(1,303)
Income from discontinued operations	(2,026)	(1,233)
	(665)	(2,536)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	7,120	7,226
Gain on sale of fixed assets	(119)	(32)
Equity-based compensation expense	2,038	2,000
Deferred income taxes	(176)	(866)
Non-cash restructuring charges	(110)	463
Gain on sale of businesses	(230)	(436)
(Gain) loss on foreign currency transactions	107	(588)
Other	389	145
Changes in operating assets and liabilities:
Receivables net, retainage and contract assets	5,813	(54)
Inventories	(1,777)	4,431
Prepaid expenses and other assets	6,512	(1,649)
Accounts payable	(3,596)	(1,710)
Accrued expenses	(5,909)	(12,327)
Operating lease liabilities	(130)	706
Contract liabilities	(5,287)	2,357
Other operating	(202)	(420)
Net cash provided by (used in) operating activities of continuing operations	3,778	(3,290)
Net cash used in operating activities of discontinued operations	(2,585)	(4,829)
Net cash provided by (used in) operating activities	1,193	(8,119)

Cash flows from investing activities:
Capital expenditures	(2,748)	(5,457)
Proceeds from sale of fixed assets	285	125
Patent expenditures	(50)	(86)
Proceeds from sale of businesses, net of cash disposed	8,444	3,358
Net cash provided by (used in) investing activities of continuing operations	5,931	(2,060)
Net cash used in investing activities of discontinued operations	(1,628)	(677)
Net cash provided by (used in) investing activities	4,303	(2,737)

Cash flows from financing activities:
Repurchase of common stock	(2,490)	(5,045)
Proceeds from notes payable	1,257	—
Proceeds from line of credit, net	—	34,000
Principal payments on long-term debt	(5,783)	(8,750)
Net cash provided by (used in) financing activities	(7,016)	20,205
Effect of exchange rate changes on cash	(57)	(1,291)
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	(1,577)	8,058
Cash, cash equivalents and restricted cash, beginning of year	95,613	66,222
Cash, cash equivalents and restricted cash, end of period	$94,036	$74,280

Supplemental disclosures of cash flow information:
Noncash investing activities:
Accruals for equipment received	$543	$826

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

The Consolidated Balance Sheet as of December 31, 2020, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2021.

Strategic Initiatives/Acquisitions/Divestitures

Pending Merger

On February 16, 2021, the Company entered into a definitive agreement and plan of merger with affiliates of New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York (the “Merger Agreement”). The Merger Agreement was amended on March 13, 2021 and April 13, 2021. The transaction is valued at approximately $1.1 billion, or $30.00 per common share, and was unanimously approved by the Company’s board of directors. Upon completion of the transaction, Aegion will become a private company and shares of Aegion common stock will no longer be listed on any public market. All necessary regulatory approvals have been completed and the transaction is expected to close shortly following a special meeting of the Company’s stockholders that has been called in order for the stockholders to vote on, among other things, the adoption of the Merger Agreement. The stockholder meeting is currently scheduled for May 14, 2021. In connection with the merger, any unvested restricted stock units and performance stock units will become fully vested at the time of the completed transaction and convert into the right to receive a cash payment equal to the per share merger consideration. This conversion could be material. The Merger Agreement also includes customary termination provisions for both parties, subject, in certain circumstances, to the payment by the Company of a termination fee of $50,000,000.

Discontinued Operations

In December 2020, the Company’s board of directors approved a divestiture plan for the Energy Services reportable segment (“Energy Services”). This decision reflects an advancement of the Company’s strategy to expand its focus on core water and wastewater markets, while reducing its exposure to the oil and gas markets. The results of the former Energy Services segment are presented as discontinued operations and have been excluded from both continuing operations and segment results for the quarters ended March 31, 2021 and 2020. The Company has classified Energy Services’s assets and liabilities as held for sale on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. See Note 5.

Restructuring Activities

On July 28, 2017, the Company’s board of directors approved a comprehensive global realignment and restructuring plan (the “Restructuring”) intended to generate more predictable and sustainable long‐term earnings growth, which included, among other things, actions to reduce upstream oil & gas exposure, the exit or divestiture of multiple smaller international businesses, the restructuring of unprofitable businesses in North America and other efforts to right‐size underperforming businesses and reduce corporate and other operating costs. See Note 4.

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

During 2019, the Company initiated plans to sell its contracting business in Northern Ireland, Environmental Techniques Limited (“Environmental Techniques”). Accordingly, the Company has classified the assets and liabilities of this business as held for sale on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. The Company temporarily suspended the sales process for Environmental Techniques due to COVID-19 and expects to recommence the process during the second half of 2021. See Note 5.

Corrosion Protection Segment (“Corrosion Protection”)

In August 2018, the Company sold substantially all of the assets of its wholly-owned subsidiary, The Bayou Companies, LLC and its fifty-one percent (51%) interest in Bayou Wasco Insulation, LLC (collectively “Bayou”). The sale price included an $8 million fully secured loan payable to Aegion. During the first quarter of 2021, the loan was paid in full.

2.	ACCOUNTING POLICIES

Accumulated Other Comprehensive Loss

As set forth below, the Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom (in thousands):

	March 31, 2021	December 31, 2020
Currency translation adjustments	$(20,556)	$(19,760)
Derivative hedging activity	(7,700)	(9,018)
Pension activity	(1,078)	(1,069)
Total accumulated other comprehensive loss	$(29,334)	$(29,847)

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss” in total stockholders’ equity. Net foreign exchange transaction losses of $0.1 million and gains of $0.6 million in the first quarters of 2021 and 2020, respectively, are included in “Other expense” in the Consolidated Statements of Operations.

Taxation

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on the Company’s ability to generate future taxable income and, at times, is dependent on its ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should the Company not be able to implement the necessary tax strategies, it may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the valuation allowances recorded against net deferred tax assets.

Earnings per Share

Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2021	2020
Weighted average number of common shares used for basic EPS	30,676,888	30,716,802
Effect of dilutive stock options and restricted and deferred stock unit awards	—	—
Weighted average number of common shares and dilutive potential common stock used for dilutive EPS	30,676,888	30,716,802

The Company excluded 637,420 and 553,766 restricted and deferred stock units for the quarters ended March 31, 2021 and 2020, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss from continuing operations for the periods.

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

The Company uses these levels of hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for derivative instruments; on a non-recurring basis, such as for acquisitions and impairment testing; for disclosure purposes, such as for long-term debt; and for other applications, as discussed in their respective footnotes. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments including notes payable are recorded at cost, which approximates fair value, and is based on Level 2 inputs as previously defined. The Company had no transfers between Level 1, 2 or 3 inputs during the quarters ended March 31, 2021 and 2020.

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation.

In the first quarter of 2021, the Company entered into an agreement with STS International Holdings LTD (“STS”) to form a joint venture, United Special Technical Services Arabia Company Limited (“USTS-Saudi Arabia”) for the purpose of executing pipeline, piping and flowline high-density polyethylene lining services primarily in Saudi Arabia. Pursuant to the agreement, the Company will hold a fifty-one percent (51%) equity interest in USTS-Saudi Arabia and STS will hold the other forty-nine percent (49%) equity interest. Certain business in Saudi Arabia is currently conducted by the Company’s Omani joint venture with STS and will be migrated to USTS-Saudi Arabia. The Company expects USTS-Saudi Arabia to be operational by the second half of 2021. There were no other changes in the Company’s VIEs during the quarter ended March 31, 2021.

Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

Balance sheet data	March 31, 2021	December 31, 2020
Current assets	$26,575	$24,876
Non-current assets	7,724	7,513
Current liabilities	11,824	10,932
Non-current liabilities	3,438	3,279

	Quarters Ended March 31,
Statement of operations data	2021	2020
Revenue	$9,092	$7,729
Gross profit	3,009	2,303
Net income attributable to Aegion Corporation	481	285

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 86.3% and 86.5% of revenues for the quarters ended March 31, 2021 and 2020, respectively. Revenues from construction, engineering and installation services are recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress toward satisfying performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Revenues from maintenance contracts are structured such that the Company has the right to consideration from a customer in an amount that corresponds directly with the performance completed to date. Therefore, the Company utilizes the practical expedient in FASB ASC 606-55-255, which allows the Company to recognize revenue in the amount to which it has the right to invoice. Applying this practical expedient, the Company is not required to disclose the transaction price allocated to remaining performance obligations under these agreements. Revenues from royalty license arrangements are recognized either at contract inception when the license is transferred or when the royalty has been earned, depending on whether the contract contains fixed consideration. Revenues from stand-alone product sales are recognized at a point in time, when control of the product is transferred to the customer. Revenues from these types of contracts accounted for 13.7% and 13.5% of revenues for the quarters ended March 31, 2021 and 2020, respectively.

On March 31, 2021, the Company had $446.6 million of remaining performance obligations from construction, engineering and installation services. The Company estimates that approximately $440.1 million, or 98.5%, of the remaining performance obligations at March 31, 2021 will be realized as revenues in the next 12 months.

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

Revenue by Category

The following tables summarize revenues by segment and geography (in thousands):

	Quarter Ended March 31, 2021			Quarter Ended March 31, 2020
	Infrastructure Solutions	Corrosion Protection	Total	Infrastructure Solutions	Corrosion Protection	Total
Geographic region:
United States	$97,362	$27,746	$125,108	$103,418	$38,739	$142,157
Canada	15,545	8,551	24,096	11,023	10,832	21,855
Europe	6,203	3,023	9,226	7,642	3,029	10,671
Other foreign	7,452	15,309	22,761	8,161	13,468	21,629
Total revenues	$126,562	$54,629	$181,191	$130,244	$66,068	$196,312

The following tables summarize revenues by segment and contract type (in thousands):

	Quarter Ended March 31, 2021			Quarter Ended March 31, 2020
	Infrastructure Solutions	Corrosion Protection	Total	Infrastructure Solutions	Corrosion Protection	Total
Contract type:
Fixed fee	$109,047	$34,221	$143,268	$112,511	$44,255	$156,766
Time and materials	—	13,075	13,075	—	12,970	12,970
Product sales	17,504	7,333	24,837	17,733	8,843	26,576
License fees	11	—	11	—	—	—
Total revenues	$126,562	$54,629	$181,191	$130,244	$66,068	$196,312

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

Net contract assets (liabilities) consisted of the following (in thousands):

	March 31, 2021 (1)	December 31, 2020 (2)
Contract assets – current	$46,924	$44,026
Contract liabilities – current	(32,344)	(37,569)
Net contract assets	$14,580	$6,457

(1)	Amounts exclude contract assets of $9.0 million and contract liabilities of less than $0.1 million that were classified as held for sale at March 31, 2021 (see Note 5).
(2)	Amounts exclude contract assets of $9.3 million and contract liabilities of $0.2 million that were classified as held for sale at December 31, 2020 (see Note 5).

Substantially all of the $37.6 million and $37.5 million contract liabilities balances at December 31, 2020 and December 31, 2019, respectively, were recognized in revenues during the first quarters of 2021 and 2020, respectively.

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

The Company completed the divestitures of Bayou and the Denmark CIPP business in 2018. The Company also completed the divestitures of the Netherlands CIPP business and its Tite Liner® joint venture in Mexico in 2019, as well as the shutdown of activities for the CIPP business in England. The Company completed the divestitures of CIPP operations in Australia and Spain in early 2020 (see Note 1). Remaining shutdown activities include Corrosion Protection entities in Argentina and South Africa, which are expected to be completed in 2021. Additionally, the exit of the Company’s cathodic protection installation activities in the Middle East is substantially complete, though management expects minimal wind-down activities will extend through the first half of 2021 related to a small number of projects remaining in backlog. The sale of the Northern Ireland contracting operation was temporarily suspended due to COVID-19, but the Company expects to recommence the sale process during the second half of 2021.

As part of efforts to optimize the cathodic protection operations in North America, management initiated plans during 2019 to further downsize operations in the U.S., including the closure of three branch offices and the exit of capital intensive drilling activities at four branch offices. These actions included a reduction of approximately 20% of the cathodic protection domestic workforce and an exit of drilling activities that contributed approximately 20% to our cathodic protection domestic revenues in 2019. Management expected these actions to improve our cathodic protection cost structure in the U.S., eliminate unprofitable results in certain parts of the business and reduce consolidated annual expenses for the business overall. Also during 2019, the Company reduced corporate headcount and took other actions to reduce corporate costs.

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

Total pre-tax restructuring and related impairment charges since inception were $188.8 million ($171.7 million post-tax) and consisted of cash charges totaling $57.5 million and non-cash charges totaling $131.3 million. Cash charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above. Non-cash charges included (i) $86.4 million related to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America, and (ii) $44.9 million related to allowances for accounts receivable, write-offs of inventory and long-lived assets, impairment of definite-lived intangible assets, release of cumulative currency translation adjustments as well as net losses on the disposal of both domestic and international entities. The Company reduced headcount by approximately 830 employees as a result of these actions.

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

During the quarters ended March 31, 2021 and 2020, the Company recorded pre-tax expenses related to the Restructuring as follows (in thousands):

	Quarter Ended March 31, 2021
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total
Severance and benefit related costs	$—	$(60)	$(4)	$(64)	$—	$(64)
Contract termination costs	—	38	—	38	—	38
Relocation and other moving costs	—	1	—	1	—	1
Other restructuring costs (1)	(94)	12	206	124	—	124
Total pre-tax restructuring charges	$(94)	$(9)	$202	$99	$—	$99

(1)	For the quarter ended March 31, 2021, charges primarily related to certain wind-down costs, reversals of allowances for accounts receivable, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, disposing of certain international businesses and other cost savings initiatives.

	Quarter Ended March 31, 2020
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total
Severance and benefit related costs	$—	$863	$275	$1,138	$—	$1,138
Contract termination costs	—	54	—	54	62	116
Relocation and other moving costs	—	—	—	—	34	34
Other restructuring costs (1)	361	979	995	2,335	—	2,335
Total pre-tax restructuring charges	$361	$1,896	$1,270	$3,527	$96	$3,623

(1)	For the quarter ended March 31, 2020, charges primarily related to certain wind-down costs, fixed asset disposals, release of cumulative currency translation adjustments and other restructuring-related costs in connection with optimizing the cathodic protection operations in North America, exiting the CIPP operations in Europe, disposing of certain international businesses and other cost savings initiatives.

Restructuring costs related to severance, other termination benefit costs and early contract termination costs were less than $0.1 million and $1.2 million for the quarters ended March 31, 2021 and 2020, respectively, and are reported on a separate line in the Consolidated Statements of Operations.

The following tables summarize all charges related to the Restructuring recognized in the quarters ended March 31, 2021 and 2020 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended March 31, 2021
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total (1)
Cost of revenues	$—	$8	$—	$8	$—	$8
Operating expenses	10	4	206	220	—	220
Restructuring and related charges (reversals)	—	(21)	(4)	(25)	—	(25)
Other expense	(104)	—	—	(104)	—	(104)
Total pre-tax restructuring charges	$(94)	$(9)	$202	$99	$—	$99

(1)	Total pre-tax restructuring charges for the quarter ended March 31, 2021 include cash charges of $0.2 million and a non-cash benefit of $0.1 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

	Quarter Ended March 31, 2020
	Infrastructure Solutions	Corrosion Protection	Corporate	Continuing Operations	Discontinued Operations	Total (1)
Cost of revenues	$17	$306	$—	$323	$—	$323
Operating expenses	449	551	381	1,381	—	1,381
Restructuring and related charges (reversals)	—	917	275	1,192	—	1,192
Other expense	(105)	122	614	631	—	631
Income from discontinued operations	—	—	—	—	96	96
Total pre-tax restructuring charges	$361	$1,896	$1,270	$3,527	$96	$3,623

(1)	Total pre-tax restructuring charges for the quarter ended March 31, 2020 include cash charges of $3.1 million and non-cash charges of $0.5 million. Cash charges consist of charges incurred during the quarter that will be settled in cash, either during the current period or future periods.

The following tables summarize restructuring activity during the first quarters of 2021 and 2020 (in thousands):

				Utilized in 2021
	Reserves at December 31, 2020	2021 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at March 31, 2021
Severance and benefit related costs	$1,777	$(64)	$15	$1,067	$—	$661
Contract termination costs	25	38	—	63	—	—
Relocation and other moving costs	123	1	—	61	—	63
Other restructuring costs	2,082	124	(72)	704	(110)	1,540
Total pre-tax restructuring charges	$4,007	$99	$(57)	$1,895	$(110)	$2,264

(1)	Refers to cash utilized to settle charges during the first quarter of 2021.

				Utilized in 2020
	Reserves at December 31, 2019	2020 Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at March 31, 2020
Severance and benefit related costs	$4,389	$1,138	$(16)	$1,973	$—	$3,538
Contract termination costs	953	116	(6)	177	—	886
Relocation and other moving costs	367	34	3	70	—	334
Other restructuring costs	2,379	2,335	(21)	3,042	463	1,188
Total pre-tax restructuring charges	$8,088	$3,623	$(40)	$5,262	$463	$5,946

(1)	Refers to cash utilized to settle charges during the first quarter of 2020.

5.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Discontinued Operations

In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment. This disposal represented a strategic shift to further reduce Aegion’s oil and gas exposure and drive greater focus on the Company’s portfolio of pipeline rehabilitation technologies. Energy Services had historically been a separate reportable segment with exclusive operations in the United States. The Company expects to incur between $2 million and $3 million in cash charges in 2021 to divest Energy Services.

In accordance with FASB ASC 205, Presentation of Financial Statements – Discontinued Operations (“FASB ASC 205”), the results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the quarters ended March 31, 2021 and 2020. Financial information included in net income from discontinued operations for the former Energy Services segment is as follows:

	Quarters Ended March 31,
	2021	2020
Revenues	$83,073	$91,063
Cost of revenues	74,603	81,466
Gross profit	8,470	9,597
Operating expenses	5,095	7,325
Restructuring and related charges	—	96
Operating income	3,375	2,176
Other income (expense):
Interest expense(1)	(719)	(677)
Total other expense	(719)	(677)
Income before taxes on income	2,656	1,499
Taxes on income	630	266
Net income from discontinued operations	$2,026	$1,233

(1)	The Company allocated interest expense, including a portion of the settlement amount from the Company's interest rate swaps, to its discontinued operations based on carrying value at March 31, 2021 and 2020.

Assets Held for Sale

During 2019, the Company initiated plans to sell its contracting business in Northern Ireland, Environmental Techniques. Before the COVID-19 pandemic, the Company was in various stages of discussions with third parties for Environmental Techniques. Although the sale process has been temporarily suspended, the Company expects to recommence the process during the second half of 2021.

The relevant asset and liability balances for Energy Services and Environmental Techniques are accounted for as held for sale and measured at the lower of carrying value or fair value less cost to sell at March 31, 2021 and December 31, 2020. In the event the Company is unable to sell the assets and liabilities or sells them at a price or on terms that are less favorable than currently anticipated, the Company could incur impairment charges or a loss on disposal. The following table provides the components of assets and liabilities held for sale (in thousands):

	March 31, 2021	December 31, 2020
Assets held for sale:
Current assets
Receivables, net	$38,828	$26,901
Retainage	135	203
Contract assets	8,981	9,330
Inventories	102	60
Prepaid expenses and other current assets	2,235	2,652
Total current assets	50,281	39,146
Property, plant & equipment, less accumulated depreciation	10,076	7,962
Goodwill	2,640	2,640
Intangible assets, less accumulated amortization	33,731	33,718
Operating lease assets	8,230	8,734
Other non-current assets	651	650
Total assets held for sale	$105,609	$92,850

Liabilities held for sale:
Current liabilities
Accounts payable	$4,883	$5,211
Accrued expenses	27,371	20,927
Operating lease liabilities	2,277	2,301
Contract liabilities	78	165
Total current liabilities	34,609	28,604
Operating lease liabilities	6,808	7,348
Other non-current liabilities	139	196
Total liabilities held for sale	$41,556	$36,148

6.	LEASES

The Company’s operating lease portfolio includes operational field locations, administrative offices, equipment, vehicles and information technology equipment. The majority of the Company’s leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Right-of-use assets are presented within “Operating lease assets” on the Consolidated Balance Sheet. “Operating lease liabilities” are presented within the respective current and non-current liability sections on the Consolidated Balance Sheet.

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

The following table presents the components of lease expense (in thousands):

	Quarters Ended March 31,
	2021	2020
Operating lease cost	$4,419	$4,570
Short-term lease cost	4,717	3,880
Total lease cost	$9,136	$8,450

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021(1)	December 31, 2020(2)
Operating leases:
Operating lease assets	$52,703	$52,421

Current liabilities	$14,047	$14,147
Other liabilities	39,089	38,724
Total operating lease liabilities	$53,136	$52,871

Weighted-average remaining lease term (in years)	4.92	4.85
Weighted-average discount rate	4.87%	4.96%

(1)	Amounts exclude operating lease assets of $8.2 million, current liabilities of $2.3 and other liabilities of $6.8 million that were classified as held for sale at March 31, 2021 (see Note 5).
(2)	Amounts exclude operating lease assets of $8.7 million, current liabilities of $2.3 million and other liabilities of $7.3 million that were classified as held for sale at December 31, 2020 (see Note 5).

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of goodwill (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total
Balance, December 31, 2020
Goodwill, gross	$241,719	$77,194	$318,913
Accumulated impairment losses	(62,848)	(45,400)	(108,248)
Goodwill, net	178,871	31,794	210,665
2021 Activity:
Foreign currency translation	(624)	84	(540)
Balance, March 31, 2021
Goodwill, gross	241,095	77,278	318,373
Accumulated impairment losses	(62,848)	(45,400)	(108,248)
Goodwill, net	$178,247	$31,878	$210,125

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2021				December 31, 2020
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	—	$3,894	$(3,894)	$—	$3,894	$(3,894)	$—
Leases	—	864	(864)	—	864	(864)	—
Trademarks	8.4	14,770	(7,648)	7,122	14,758	(7,459)	7,299
Non-competes	2.2	1,563	(1,064)	499	1,561	(1,008)	553
Customer relationships	5.8	94,958	(58,143)	36,815	95,058	(56,602)	38,456
Patents and acquired technology	6.3	39,771	(27,697)	12,074	39,756	(27,195)	12,561
Total intangible assets	—	$155,820	$(99,310)	$56,510	$155,891	$(97,022)	$58,869

Amortization expense was $2.3 million and $2.3 million for the quarters ended March 31, 2021 and 2020, respectively. Estimated amortization expense for the years ended December 31, 2021, 2022, 2023, 2024 and 2025 is $9.2 million, $9.2 million, $9.2 million, $9.2 million and $8.9 million, respectively.

8.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term note, due February 27, 2023, annualized rates of 2.00% and 2.00%, respectively	$215,933	$221,717
Other notes with interest rates from 3.00% to 7.75%	2,003	750
Subtotal	217,936	222,467
Less – Current maturities of long-term debt	28,991	25,811
Less – Unamortized loan costs	2,360	2,668
Total	$186,585	$193,988

In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018, April 2020 and November 2020, the Company amended this facility (the “amended Credit Facility”). At March 31, 2021 and December 31, 2020, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $308.4 million term loan facility, each with a maturity date in February 2023.

In April 2020, the Company amended its credit facility to provide additional liquidity and to ensure ongoing debt covenant compliance as a proactive measure to manage the potential impacts of COVID-19 on the Company’s business and the uncertainties associated with the duration of the pandemic. In November 2020, based on management’s revised confidence with future cash flows, the Company further amended its credit facility to secure more favorable interest rates and maintain flexibility to manage through downside risk. Through these amendments, the amended Credit Facility now includes more flexible financial covenants and allows for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on the Company’s open market share repurchase program. See Note 9.

Based on the 2020 amendments, interest is charged on the principal amounts outstanding under the amended Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 3.25% depending on the Company’s consolidated leverage ratio. The amended Credit Facility also provides a 25 basis point floor for the base LIBOR rate. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2021 was 2.00%.

The Company’s indebtedness at March 31, 2021 consisted of $215.9 million outstanding from the term loan under the amended Credit Facility. Additionally, the Company had $2.0 million of debt held by its joint ventures (representing funds loaned by its joint venture partners). In connection with the formation of USTS-Saudi Arabia, the Company and STS loaned USTS-Saudi Arabia an aggregate of SAR 9.7 million (approximately $2.5 million) during the first quarter of 2021 for the purchase of capital assets and for operating purposes. Of such amount, $1.3 million was designated as third-party debt in the Company’s consolidated financial statements.

As of March 31, 2021, the Company had $25.6 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $10.8 million was collateral for the benefit of certain of the Company’s insurance carriers and $14.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s indebtedness at December 31, 2020 consisted of $221.7 million outstanding from the term loan under the amended Credit Facility and $0.8 million of third-party notes.

At March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s long-term debt was approximately $213.7 million and $219.2 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 2 inputs as defined in Note 2.

In March 2018, the Company entered into an interest rate swap forward agreement that began in October 2020 and expires in February 2023 to coincide with the amortization period of the amended Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 2.937% calculated on the amortizing $170.6 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same amortizing $170.6 million notional amount. The receipt of the monthly LIBOR-based payment offsets the variable monthly LIBOR-based interest cost on a corresponding $170.6 million portion of the Company’s term loan from the amended Credit Facility. After considering the impact of the interest rate swap agreement, the effective borrowing rate on the Company’s term note as of March 31, 2021 was approximately 4.12%. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge. See Note 13.

The amended Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the amended Credit Facility’s credit agreement, the financial covenant requirements as of March 31, 2021 were defined as follows:

•

Consolidated financial leverage ratio compares consolidated funded indebtedness to amended Credit Facility defined income with a maximum amount not to exceed 3.25 to 1.00. At March 31, 2021, the Company’s consolidated financial leverage ratio was 2.23 to 1.00 and, using the amended Credit Facility defined income, the Company had the capacity to borrow up to $103.2 million of additional debt.

•

Consolidated fixed charge coverage ratio compares amended Credit Facility defined income to amended Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.20 to 1.00. At March 31, 2021, the Company’s fixed charge ratio was 1.56 to 1.00.

At March 31, 2021, the Company was in compliance with its financial covenants as required under the amended Credit Facility.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2019, the Company’s board of directors authorized the open market repurchase of up to an additional two million shares of the Company’s common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of March 31, 2021, 86,474 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The amended Credit Facility limits open market repurchases of the Company’s common stock to: (i) unlimited if the Company’s consolidated financial leverage ratio is less than 2.50 to 1.00; and (ii) $40.0 million per year while the Company’s consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00. Effective February 16, 2021, the Company terminated the open market share repurchase program in connection with the Merger Agreement (see Note 1).

The Company is also authorized to repurchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock, restricted stock unit awards and performance unit awards under such plans. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock, restricted stock unit or performance unit vests. The shares of common stock surrendered for taxes due on the exercise of the option are deemed repurchased by the Company.

During the first quarter of 2021, the Company acquired 39,501 shares of the Company’s common stock for $0.8 million ($19.84 average price per share) through the open market repurchase program discussed above, and 66,219 shares of the Company’s common stock for $1.7 million ($25.78 average price per share) in connection with the satisfaction of tax obligations in connection with equity compensation programs for employees. Once repurchased, the Company immediately retired all such shares.

During the first quarter of 2020, the Company acquired 180,491 shares of the Company’s common stock for $3.2 million ($17.80 average price per share) through open market repurchases and 80,129 shares of the Company’s common stock for $1.8 million ($22.87 average price per share) in connection with the satisfaction of tax obligations in connection with equity compensation programs for employees. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

In April 2016, the Company’s stockholders approved the 2016 Employee Equity Incentive Plan, which was amended in 2017 by the First Amendment to the 2016 Employee Equity Incentive Plan (as amended, the “2016 Employee Plan”). In April 2018, the Company’s stockholders approved the Second Amendment to the 2016 Employee Equity Incentive Plan, which increased by 1,700,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Employee Plan. The 2016 Employee Plan, which replaced the 2013 Employee Equity Incentive Plan, provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. The 2016 Employee Plan is administered by the Compensation Committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. As of March 31, 2021, 1,284,982 shares of the Company’s common stock were available for issuance under the 2016 Employee Plan.

In April 2016, the Company’s stockholders approved the 2016 Non-Employee Director Equity Incentive Plan (the “2016 Director Plan”), which replaced the 2011 Non-Employee Director Equity Incentive Plan. In April 2019, the Company’s stockholders approved an amendment and restatement of the 2016 Director Plan, which among other things, increased by 300,000 the number of shares of the Company’s common stock reserved and available for issuance in connection with awards issued under the 2016 Director Plan. The 2016 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. The board of directors administers the 2016 Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2016 Director Plan. As of March 31, 2021, 248,452 shares of the Company’s common stock were available for issuance under the 2016 Director Plan.

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

A summary of the stock award activity is as follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at December 31, 2020	1,043,607	$22.40
Period Activity:
Restricted stock units awarded	68,740	25.88
Performance stock units awarded	68,740	25.88
Restricted stock units distributed	(168,340)	24.07
Performance stock units distributed	(37,796)	24.65
Performance stock units forfeited	(48,990)	24.65
Outstanding at March 31, 2021	925,961	$22.40

Expense associated with stock awards was $1.8 million and $1.8 million for the quarters ended March 31, 2021 and 2020, respectively. Unrecognized pre-tax expense of $11.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.02 years for awards outstanding at March 31, 2021.

Deferred Stock Unit Awards

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date. Expense related to the issuance of deferred stock units is based on the award date fair value and charged to expense ratably through the requisite service period, which is generally one year. Certain deferred stock awards are fully vested, and fully expensed, on the date of grant. The forfeiture of unvested deferred stock units causes the reversal of all previous expense to be recorded as a reduction of current period expense.

A summary of deferred stock unit activity is as follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2020	264,469	$18.87
Period Activity:
Awarded	2,528	18.99
Distributed	(955)	25.40
Outstanding at March 31, 2021	266,042	$18.85

Expense associated with deferred stock unit awards was $0.3 million and $0.3 million for the quarters ended March 31, 2021 and 2020, respectively. Unrecognized pre-tax expense of less than $0.1 million related to deferred stock unit awards is expected to be recognized over the weighted average service period of 0.1 years for awards outstanding at March 31, 2021.

10.	TAXES ON INCOME

The Company’s effective tax rate from continuing operations in the quarter ended March 31, 2021 was a benefit of 8.0% on a pre-tax loss. The effective rate was negatively impacted, as compared to U.S. federal statutory tax rates, by valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. The effective rate was benefited in the first quarter of 2021 from $0.3 million in domestic and foreign state rate changes.

The Company’s effective tax rate from continuing operations in the quarter ended March 31, 2020 was a benefit of 4.2% on a pre-tax loss. The expense was negatively impacted by: (i) valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized; and (ii) a $0.4 million net tax expense related to employee share-based payments that vested during the first quarter of 2020.

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

Litigation Relating to the Merger

On March 15, 2021, a shareholder complaint relating to the merger was filed in the United States District Court for the Southern District of New York, captioned Stein v. Aegion Corp. et al., Case No. 1:21-cv-2247. On March 19, 2021, a shareholder complaint relating to the merger was filed in the United States District Court for the Eastern District of New York, captioned Pallmer v. Aegion Corp. et al., Case No: 1:21-cv-01448. On March 29, 2021, a shareholder complaint relating to the merger was filed in the United States District Court for the Southern District of New York, captioned Griffin v. Aegion Corp. et al., Case No. 1:21-cv-02686. Each of the foregoing complaints alleges that the preliminary proxy statement filed with the SEC on March 15, 2021 is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors. On April 23, 2021, a shareholder complaint relating to the merger was filed in the Delaware Court of Chancery, captioned Assad v. Aegion Corp. et al., Case No. 2021-0349, which alleges that the definitive proxy statement filed with the SEC on April 1, 2021 (the “Definitive Proxy”) is materially incomplete and misleading and asserts breach of fiduciary duty claims against the Company and its directors. On April 26, 2021, two shareholder complaints relating to the merger were filed, one in the United States District Court for the District of Delaware, captioned Kubicek v. Aegion Corp. et al., Case No. 1:21-cv-579, and one in the United States District Court for the Eastern District of Pennsylvania, captioned Ciccotelli v. Aegion Corp. et al., Case No. 2:21-cv-01914; each alleges that the Definitive Proxy omits or misrepresents material information and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors. Each of these complaints purports to seek, among other things, injunctive relief preventing the merger, damages and an award of plaintiffs’ costs and disbursements, including reasonable attorneys’ and expert fees and expenses. On May 4, 2021, the Company received a demand letter on behalf of a purported shareholder of the Company challenging certain disclosures set forth in the Definitive Proxy. The Company believes that the claims asserted in these complaints and the demand letter are without merit.

On May 7, 2021, the Company filed a Form 8-K disclosing additional information relating to the merger in response to allegations made in the above complaints. In filing the Form 8-K, the Company denied the allegations of the complaints and the need for any supplemental disclosure. However, the Company disclosed the additional information solely for the purpose of avoiding the risk of the complaints or the demand letter delaying or adversely affecting the merger and to minimize the costs, risks and uncertainties inherent in litigation.

Purchase Commitments

The Company had no material purchase commitments at March 31, 2021.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2021 on its Consolidated Balance Sheet.

12.	SEGMENT REPORTING

The Company has two operating segments, which are also its reportable segments: Infrastructure Solutions and Corrosion Protection. The Company’s operating segments correspond to its management organizational structure. Each operating segment has leadership that reports to the chief operating decision manager (“CODM”). The operating results and financial information reported by each segment are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. In December 2020, the Company’s board of directors approved a plan to sell its Energy Services operating segment (see Note 5). As a result, the operating results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the quarters ended March 31, 2021 and 2020.

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

Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2021	2020
Revenues:
Infrastructure Solutions	$126,562	$130,244
Corrosion Protection	54,629	66,068
Total revenues	$181,191	$196,312

Gross profit:
Infrastructure Solutions	$29,483	$31,370
Corrosion Protection	13,235	8,917
Total gross profit	$42,718	$40,287

Operating income (loss):
Infrastructure Solutions (1)	$11,926	$13,555
Corrosion Protection (2)	(115)	(6,447)
Corporate (3)	(11,025)	(7,888)
Total operating income (loss)	786	(780)
Other income (expense):
Interest expense	(2,034)	(2,519)
Interest income	306	228
Other (4)	219	425
Total other expense	(1,509)	(1,866)
Loss before tax benefit	$(723)	$(2,646)

(1)

Operating income in the first quarter of 2020 includes charges of $0.5 million related to restructuring (see Note 4) and costs of $0.2 million primarily related to the divestiture of certain international operations.

(2)	Operating loss in the first quarter of 2020 includes $1.8 million of restructuring charges (see Note 4).

(3)	Operating loss in the first quarters of 2021 and 2020 includes $0.2 million and $0.7 million, respectively, of restructuring charges (see Note 4) and $5.0 million and $0.7 million, respectively, of divestiture costs.

(4)

Other income in the first quarter of 2021 includes gains of $0.1 million related to restructuring (see Note 4) and a gain of $0.2 million related to the divestiture of Bayou. Other income in the first quarter of 2020 includes $0.6 million of restructuring charges (see Note 4) and gains of $0.4 million related to divestitures of Insituform Australia and Insituform Spain (see Note 1).

The following table summarizes revenues and gross profit by geographic region (in thousands):

	Quarters Ended March 31,
	2021	2020
Revenues: (1)
United States	$125,108	$142,157
Canada	24,096	21,855
Europe	9,226	10,671
Other foreign	22,761	21,629
Total revenues	$181,191	$196,312

Gross profit: (1)
United States	$29,016	$30,039
Canada	3,780	2,731
Europe	3,009	2,948
Other foreign	6,913	4,569
Total gross profit	$42,718	$40,287

(1)	Revenues and gross profit are attributed to the country of origin

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the Consolidated Statements of Operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s Consolidated Statements of Operations for either the settlement of cash flow hedges or the outstanding hedged balance. The Company’s cash flow hedges were in a net deferred loss position of $7.7 million and $9.0 million at March 31, 2021 and December 31, 2020, respectively. The change during the period was due to favorable movements in short-term interest rates relative to the hedged position. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Deferred losses were recorded in other non-current liabilities and other comprehensive loss on the Consolidated Balance Sheets. The net periodic change of the Company’s cash flow hedges was recorded on the foreign currency translation adjustment and derivative transactions line of the Consolidated Statements of Equity.

The Company also engages in regular inter-company trade activities and receives royalty payments and management fees from certain of its wholly-owned entities, paid in local currency, rather than the Company’s functional currency, U.S. dollars. From time to time, the Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from certain of its international entities. During the first quarter of 2021, a loss of $0.1 million was recorded upon settlement of foreign currency forward exchange contracts. Gains and losses of this nature are recorded to “Other income (expense)” in the Consolidated Statements of Operations. No contracts were utilized during the first quarter of 2020.

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

The following table summarizes the Company’s derivative position at March 31, 2021:

	Position	Notional Amount		Weighted Average Remaining Maturity In Years	Average Exchange Rate
Interest Rate Swap	—		$161,950,195	1.92	—
CAD/USD	Sell	C$	8,300,000	0.08	1.2635

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined in Note 2 (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest Rate Swaps	Other non-current liabilities	$7,700	$9,018
	Total Liabilities	$7,700	$9,018

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Accrued expenses	$23	$—
	Total Liabilities	$23	$—

	Total Derivative Assets	$—	$—
	Total Derivative Liabilities	7,723	9,018
	Total Net Derivative Liability	$(7,723)	$(9,018)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 2 to the consolidated financial statements contained in this report.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections, are subject to risks, uncertainties and assumptions that are difficult to predict and are not guarantees of future events or results or statements of historical fact. Forward-looking statements include statements concerning business strategy, plans and prospects, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statement by forward-looking words, such as: “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will” “could,” “predict,” and “continue,” the negative and or plural of these words and other comparable terminology. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 10, 2021, and in our subsequently filed documents, including this report, and, in particular, the impact of the current COVID-19 virus outbreak and the evolving response thereto both on the Company generally and on the other risks described therein, and the following factors:

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

•	the risk that the Merger Agreement may be terminated in circumstances that require the Company to pay Parent (as defined below) a termination fee of $50,000,000;
•	risks related to the diversion of management’s attention from the Company’s ongoing business operations;
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

Our Segments

We have two operating segments that are also our reportable segments: Infrastructure Solutions and Corrosion Protection. Our operating segments correspond to our management organizational structure. Each operating segment has leadership that reports to our chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each segment are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. In December 2020, our board of directors approved a plan to sell our Energy Services operating segment. As a result, the operating results of the former Energy Services segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the quarters ended March 31, 2021 and 2020. See Note 5 to the consolidated financial statements contained in this Report for further discussion.

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

Pending Merger

On February 16, 2021, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Carter Intermediate, Inc. (“Parent”) and Carter Acquisition, Inc., a wholly-owned subsidiary of Parent, (“Merger Sub”). Each of Parent and Merger Sub are affiliates of New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York . The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Aegion, with Aegion continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). The Merger Agreement was amended on March 13, 2021 and April 13, 2021. The transaction is valued at approximately $1.1 billion, or $30.00 per common share, and was unanimously approved by our board of directors. If the Merger closes, Aegion will become a private company and shares of Aegion common stock will no longer be listed on any public market. All necessary regulatory approvals have been obtained and Parent and Merger Sub’s financing has been completed and the Merger is expected to close shortly following a special meeting of our stockholders that has been called in order for the stockholders to vote on, among other things, the adoption of the Merger Agreement. The stockholder meeting is currently scheduled for May 14, 2021. In connection with the Merger, any unvested restricted stock units and performance stock units will become fully vested at the time of the completed transaction and convert into the right to receive a cash payment equal to the per share Merger consideration. This conversion could be material. The Merger Agreement also includes customary termination provisions for both parties, subject, in certain circumstances, to us paying a termination fee of $50,000,000. For a summary of the Merger Agreement and related amendments, please refer to our Form 8-Ks filed with the U.S. Securities and Exchange Commission on February 17, 2021, March 15, 2021 and April 14, 2021.

COVID-19 Update

Over the past year, the COVID-19 outbreak has significantly impacted domestic and international operations and economic activity. We expect these disruptions will continue through the first half of 2021 as general business and economic uncertainty persists.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations. However, we have deferred payments of $12.2 million as of March 31, 2021 related to the timing of employer payroll taxes and a $0.4 million tax benefit related to the carryback of the 2019 U.S. net operating loss, as permitted by the CARES Act.

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

We are well positioned with a positive market outlook and growth opportunities in each of our operating segments, and we are targeting significant earnings expansion in 2021.

Infrastructure Solutions

One of the most attractive areas for growth is in the rehabilitation of municipal wastewater and pressure pipelines, primarily in North America. Recent Bluefield Research forecasts estimate that in the U.S. alone, more than $230 billion of capital expenditures are forecasted over the next decade to address water and wastewater pipeline infrastructure, where the national average age of water and wastewater pipeline has climbed to 45 years. It is estimated that water loss at U.S. utilities averages 15% annually with some municipalities losing more than half of all water pumped and treated for distribution to customers. Rehabilitation of existing pipes is expected to be the fastest growing spend category, and with installation costs including labor and paving making up a significant percentage of overall capital expenditures, municipalities will continue to look for trenchless solutions in lieu of more expensive and socially disruptive dig-and-replace alternatives.

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

As part of efforts to optimize our cathodic protection operations in North America, management initiated plans during 2019 to further downsize operations in the U.S., including the closure of three branch offices and the exit of capital intensive drilling activities at four branch offices. These actions included a reduction of approximately 20% of the cathodic protection domestic workforce and an exit of drilling activities that contributed approximately 20% to our cathodic protection domestic revenues in 2019. We expected these actions to improve our cathodic protection cost structure in the U.S., eliminate unprofitable results in certain parts of the business and reduce consolidated annual expenses for the business overall. Also during 2019, we reduced corporate headcount and took other actions to reduce corporate costs.

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

Total pre-tax Restructuring charges recorded during the first quarter of 2021 were $0.1 million ($0.1 million post-tax) and consisted of employee severance, retention, extension of benefits, employment assistance programs, early contract termination and other restructuring costs associated with the restructuring efforts described above. Total pre-tax Restructuring and related impairment charges since inception were $188.8 million ($171.7 million post-tax), including cash charges of $57.5 million and non-cash charges of $131.3 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We reduced headcount by approximately 830 employees as a result of these actions.

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

Divestitures – Planned and Completed

Through our restructuring efforts to exit higher risk, low return markets and streamline our operations, we have divested, or plan to divest, certain businesses during 2021 and 2020:

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

iv.

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

Results of Operations – Quarters Ended March 31, 2021 and 2020

Significant Events

Restructuring – As part of our restructuring efforts, we recorded pre-tax charges of $0.1 million ($0.1 million post-tax) and $3.6 million ($3.1 million post-tax) during the first quarters of 2021 and 2020, respectively. See Note 4 to the consolidated financial statements contained in this Report.

Acquisition and Divestiture Expenses – We recorded pre-tax expenses of $5.0 million ($3.9 million post-tax) and $0.9 million ($0.8 million post-tax) during the first quarters of 2021 and 2020, respectively, related primarily to the Merger Agreement and divestiture of Energy Services in 2021, and the divestitures of Insituform Australia and Insituform Spain in 2020. Expenses primarily impacted the Infrastructure Solutions and Corporate reportable segments.

Consolidated Operating Results

Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues	$181,191	$196,312	$(15,121)	(7.7)%
Gross profit	42,718	40,287	2,431	6.0%
Gross profit margin	23.6%	20.5%	N/A	310bp
Operating expenses	36,986	39,023	(2,037)	(5.2)%
Acquisition and divestiture expenses	4,971	852	4,119	483.5%
Restructuring and related charges (reversals)	(25)	1,192	(1,217)	(102.1)%
Operating income (loss)	786	(780)	1,566	200.8%
Operating margin	0.4%	(0.4)%	N/A	80bp
Loss from continuing operations	(665)	(2,536)	1,871	73.8%
Income from discontinued operations	2,026	1,233	793	64.3%
Net income (loss) attributable to Aegion Corporation	837	(1,632)	2,469	151.3%

“N/A” represents not applicable.

Revenues

Revenues decreased $15.1 million, or 7.7%, in the first quarter of 2021 compared to the first quarter of 2020. The decrease in revenues was primarily due to: (i) a $11.4 million decrease in Corrosion Protection due to decreased project activity in our cathodic protection and industrial linings operations, primarily in North America, due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices; and (ii) a $3.7 million decrease in Infrastructure Solutions primarily due to decreased international revenues from our CIPP contracting installation services operations as a result of the divestitures of Insituform Australia and Insituform Spain in the first quarter of 2020, and decreased FRP orders in North America as a result of reduced commercial construction activity.

Gross Profit and Gross Profit Margin

Gross profit increased $2.4 million, or 6.0%, in the first quarter of 2021 compared to the first quarter of 2020. As part of our restructuring efforts, we recognized charges of less than $0.1 million and $0.3 million in the first quarters of 2021 and 2020, respectively. The increase in gross profit was due to a $4.3 million increase in Corrosion Protection primarily from improved revenue and profitability from our coating services operation due to large, higher-margin international projects executed in the first quarter of 2021, and efficiencies and cost-cutting measures taken by our North American cathodic protection operations in response to the lower revenue environment and restructuring actions taken in 2020. Partially offsetting this increase was a $1.9 million decrease in Infrastructure Solutions primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity during the first quarter of 2021.

Gross profit margin in the first quarter of 2021 was 23.6% compared to 20.5% in the first quarter of 2020. The increase was primarily due to Corrosion Protection, which improved 1070 basis points due to productivity improvements in the coating services and cathodic protection operations, as noted above. Offsetting this increase was a 80 basis point decline in Infrastructure Solutions primarily due to the severe weather during the first quarter of 2021 and increased material costs.

Operating Expenses

Operating expenses decreased $2.0 million, or 5.2%, in the first quarter of 2021 compared to the first quarter of 2020. As part of our restructuring efforts, we recognized charges of $0.2 million and $1.4 million in the first quarters of 2021 and 2020, respectively. The decrease in operating expenses was due to: (i) a $1.1 million decrease in Corrosion Protection primarily due to savings from headcount reductions and cost savings achieved in connection with restructuring actions in our cathodic protection operations in North America; (ii) a $0.9 million decrease in Corporate expenses primarily due to lower activity across the business in response to lower revenues and lower restructuring charges; and (iii) a $0.1 million decrease in Infrastructure Solutions primarily due to divesting certain international CIPP contracting installation operations and lower restructuring charges.

Operating expenses as a percentage of revenues were 20.4% in the first quarter of 2021 compared to 19.9% in the first quarter of 2020. The increase, as a percentage of revenues, was primarily driven by the lower revenues noted above.

Consolidated Net Income (Loss)

Consolidated net income increased $2.5 million to $0.8 million in the first quarter of 2021 compared to loss of $1.6 million in the first quarter of 2020.

Included in consolidated net income (loss) were the following pre-tax items: (i) restructuring charges of $0.1 million and $3.6 million in the first quarters of 2021 and 2020, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down costs, early contract termination costs, inventory obsolescence, fixed asset disposals, release of cumulative currency translation adjustments and other related restructuring costs; (ii) $5.0 million and $0.9 million of divestiture expenses in the first quarters of 2021 and 2020, respectively; and (iii) a $0.2 million gain on the divestiture of Bayou in the first quarter of 2021 and a net gain of $0.4 million related to the sale of our CIPP contracting businesses in Australia and Spain in the first quarter of 2020.

The increase in consolidated net income (loss) in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to an increase in operating income in Corrosion Protection from improved profitability in our coating services and cathodic protection operations. Consolidated net income was also positively impacted by lower Corporate expenses, lower interest expense from reduced borrowings and lower restructuring charges, as noted above. Consolidated net income in the first quarter of 2021, as compared to the first quarter of 2020, was negatively impacted by lower operating income in Infrastructure Solutions from severe weather that negatively impacted productivity in our North American CIPP contracting operation, higher divestiture expenses due to costs associated with the pending sale of Aegion and higher non-controlling interest income.

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

The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2021	December 31, 2020	March 31, 2020
Infrastructure Solutions	$321.9	$291.4	$297.3
Corrosion Protection	124.7	121.9	135.6
Continuing operations	446.6	413.3	432.9
Discontinued operations (1)	246.8	249.3	215.2
Total backlog	$693.4	$662.6	$648.1

(1)	In December 2020, our board of directors approved a plan to sell the former Energy Services operating segment, which is now reported as discontinued operations.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2021, 21.0% of our Corrosion Protection backlog related to these variable interest entities. The backlog related to variable interest entities in Infrastructure Solutions was de minimus. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.

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

Contract backlog from continuing operations increased $33.3 million, or 8.1%, to $446.6 million at March 31, 2021 from $413.3 million at December 31, 2020. The increase in backlog was due primarily to an increase in Infrastructure Solutions from strong order intake in the first quarter of 2021 from our CIPP contracting business in North America, and an increase in Corrosion Protection primarily from our cathodic protection operations in North America.

Consolidated customer orders from continuing operations, net of cancellations (“New orders”), increased $9.9 million, or 4.8%, to $214.5 million in the first quarter of 2021 compared to $204.6 million in the first quarter of 2020.

Infrastructure Solutions Segment

Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues	$126,562	$130,244	$(3,682)	(2.8)%
Gross profit	29,483	31,370	(1,887)	(6.0)%
Gross profit margin	23.3%	24.1%	N/A	(80)bp
Operating expenses	17,557	17,652	(95)	(0.5)%
Acquisition and divestiture expenses	—	163	(163)	(100.0)%
Operating income	11,926	13,555	(1,629)	(12.0)%
Operating margin	9.4%	10.4%	N/A	(100)bp

“N/A” represents not applicable.

Revenues

Revenues decreased $3.7 million, or 2.8%, in the first quarter of 2021 compared to the first quarter of 2020. The decrease in revenues was primarily due to: (i) decreased international revenues from our CIPP contracting installation services operations as a result of the divestitures of Insituform Australia and Insituform Spain in the first quarter of 2020; and (ii) decreased FRP orders in North America as a result of reduced commercial construction activity.

Gross Profit and Gross Profit Margin

Gross profit decreased $1.9 million, or 6.0%, in the first quarter of 2021 compared to the first quarter of 2020 and gross profit margin declined 80 basis points to 23.3% in the first quarter of 2021 compared to 24.1% in the first quarter of 2020. The decreases in gross profit and gross profit margin were primarily due to lower gross profit generated from CIPP contracting installation services activity in our North American operation as severe weather negatively impacted productivity during the first quarter of 2021. While we minimized unproductive labor hours whenever possible, unallocated idle equipment costs significantly impacted gross profit in North America. Also contributing to the decrease in the North American operation was higher resin and chemical costs during the first quarter of 2021 compared to the prior year period. Gross profit also declined in the first quarter of 2021 compared to the first quarter of 2020 due to decreased FRP orders in North America, as discussed above, but were partially offset by higher gross profit and gross profit margins from FRP project activity in our Asian operations.

Operating Expenses

Operating expenses decreased $0.1 million, or 0.5%, in the first quarter of 2021 compared to the first quarter of 2020. As part of our restructuring efforts, we recognized expense reversals of less than $0.1 million and charges of $0.4 million in the first quarters of 2021 and 2020, respectively. The decrease in operating expenses was primarily due to: (i) lower restructuring charges noted above; (ii) exiting CIPP contracting installation services in certain international locations; and (iii) reduced activity in our North American FRP operations in response to lower revenues. These reductions were partially offset by increased operating expenses in our North American CIPP operation and FRP operations in Asia.

Operating expenses as a percentage of revenues were 13.9% in the first quarter of 2021 compared to 13.6% in the first quarter of 2020.

Operating Income and Operating Margin

Operating income decreased $1.6 million, or 12.0%, to $11.9 million in the first quarter of 2021 compared to $13.6 million in the first quarter of 2020. Operating margin declined to 9.4% in the first quarter of 2021 compared to 10.4% in the first quarter of 2020.

Included in operating income were the following items: (i) restructuring charge reversals of less than $0.1 million and charges of $0.5 million in the first quarters of 2021 and 2020, respectively, related to employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs; and (ii) divestiture related expenses of $0.2 million in the first quarter of 2020 related to held for sale operations.

Operating income decreased primarily due to: (i) severe weather that negatively impacted productivity in our North American CIPP contracting operation during the first quarter of 2021; and (ii) decreased revenue and gross profit from our North American FRP operation as a result of reduced commercial construction activity.  Partially offsetting these decreases were lower restructuring charges and divestiture expenses in the first quarter of 2021 compared to the first quarter of 2020, and improved profitability from FRP project activity in our Asian operations.

Corrosion Protection Segment

Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues	$54,629	$66,068	$(11,439)	(17.3)%
Gross profit	13,235	8,917	4,318	48.4%
Gross profit margin	24.2%	13.5%	N/A	1070bp
Operating expenses	13,371	14,447	(1,076)	(7.4)%
Restructuring and related charges (reversals)	(21)	917	(938)	(102.3)%
Operating loss	(115)	(6,447)	6,332	(98.2)%
Operating margin	(0.2)%	(9.8)%	N/A	960bp

“N/A” represents not applicable.

Revenues

Revenues decreased $11.4 million, or 17.3%, in the first quarter of 2021 compared to the first quarter of 2020. The decrease was primarily due to: (i) decreased project activity in our cathodic protection and industrial linings operations, primarily in North America, due to lower customer demand as a result of COVID-19 and reduced spending in the wake of reduced oil prices; (ii) decreased revenues in our domestic cathodic protection operation from the exit of drilling activities as part of our restructuring activities; and (iii) decreased international revenues from our cathodic protection and industrial linings operations as we exit non-core operations as part of our restructuring efforts. Partially offsetting these decreases was increased project activity in our Middle East industrial linings operation and increased revenues in our coating services operation from large international projects executed during the first quarter of 2021.

Gross Profit and Gross Profit Margin

Gross profit increased $4.3 million, or 48.4%, in the first quarter of 2021 compared to the first quarter of 2020. As part of our restructuring efforts, we recognized charges of less than $0.1 million and $0.3 million in the first quarters of 2021 and 2020, respectively, primarily related to inventory obsolescence at closed locations. Gross profit margin increased 1070 basis points to 24.2% in the first quarter of 2021 compared to 13.5% in the first quarter of 2020. Gross profit and gross profit margin increased primarily due to: (i) improved revenue and profitability from our coating services operation due to large, higher-margin international projects executed in the current year period; (ii) efficiencies and cost-cutting measures taken by our North American cathodic protection operations in response to the lower revenue environment and restructuring actions taken in 2020; (iii) increased revenues from our Middle East industrial linings operation; and (iv) fewer restructuring charges in the first quarter of 2021 noted above. Partially offsetting these increases was a decline in gross profit and gross profit margin from our North American industrial linings operations due to lower revenues and lower fixed cost coverage.

Operating Expenses

Operating expenses decreased $1.1 million, or 7.4%, in the first quarter of 2021 compared to the first quarter of 2020. As part of our restructuring efforts, we recognized charges of less than $0.1 million and $0.6 million in the first quarters of 2021 and 2020, respectively. Operating expenses decreased primarily due to: (i) fewer restructuring charges in the first quarter of 2021 noted above; (ii) savings from headcount reductions and other cost savings initiatives; and (iii) cost savings achieved in connection with restructuring actions in our cathodic protection operations in North America.

Operating expenses as a percentage of revenues were 24.5% in the first quarter of 2021 compared to 21.9% in the first quarter of 2020. The increase, as a percentage of revenues, was primarily driven by the lower revenues resulting from COVID-19 and reduced customer spending in the wake of reduced oil prices, as noted above.

Operating Loss and Operating Margin

Operating loss decreased $6.3 million to a loss of $0.1 million in the first quarter of 2021 compared to a loss of $6.4 million in the first quarter of 2020. Operating margin improved to (0.2)% in the first quarter of 2021 compared to (9.8)% in the first quarter of 2020. Included in operating loss were restructuring charges of less than $0.1 million and $1.8 million in the first quarters of 2021 and 2020, respectively, related to inventory obsolescence, employee severance, retention, extension of benefits, employee assistance programs, wind-down and other related restructuring costs.

The decrease in operating loss was primarily due to: (i) fewer restructuring charges in the first quarter of 2021 compared to the first quarter of 2020; (ii) improved revenue and profitability from our coating services operation due to large, higher-margin international projects executed in the current year period; (iii) efficiencies and cost-cutting measures taken by our U.S. cathodic protection operations in response to the lower revenue environment and restructuring actions taken in 2020; and (iv) lower operating expenses in connection with headcount reductions and other actions. These decreases were offset by lower revenues and related gross profit, primarily in our North American industrial linings operation, resulting from COVID-19 and reduced oil prices.

Corporate

Key financial data for Corporate was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues	$—	$—	$—	—%
Gross profit	—	—	—	—
Gross profit margin	N/A	N/A	N/A	N/A
Operating expenses	6,058	6,924	(866)	(12.5)%
Acquisition and divestiture expenses	4,971	689	4,282	621.5%
Restructuring and related charges (reversals)	(4)	275	(279)	(101.5)%
Operating loss	(11,025)	(7,888)	(3,137)	(39.8)%
Operating margin	N/A	N/A	N/A	N/A

“N/A” represents not applicable.

Operating Expenses

Operating expenses decreased $0.9 million, or 12.5%, in the first quarter of 2021 compared to the first quarter of 2020. As part of our restructuring efforts, we recognized charges of $0.2 million and $0.4 million in the first quarters of 2021 and 2020, respectively. The decrease in operating expenses was mainly due to: (i) savings from headcount reductions and other cost savings initiatives; (ii) lower restructuring charges, as noted above; and (iii) lower activity across the business in response to lower revenues. Corporate operating expenses as a percentage of consolidated revenues were 3.3% in the first quarter of 2021 compared to 3.5% in the first quarter of 2020.

Operating Loss

Operating loss in Corporate increased $3.1 million, or 39.8%, to $11.0 million in the first quarter of 2021 compared to $7.9 million the first quarter of 2020. Included in operating loss were the following items: (i) restructuring charges of $0.2 million and $0.7 million in the first quarters of 2021 and 2020, respectively, related to severance, extension of benefits, employee assistance programs, wind-down and other restructuring costs; and (ii) divestiture related expenses of $5.0 million in the first quarter of 2021 related primarily to the pending sale of Aegion and the planned divestiture of Energy Services, and $0.7 million in the first quarter of 2020 related primarily to the divestitures of Insituform Australia and Insituform Spain.

The increase in operating loss was primarily due to the increase in divestiture expenses noted above, partially offset by lower restructuring charges and the decrease in operating expenses noted above.

Other Income (Expense)

Interest Income and Expense

Interest income increased $0.1 million in the first quarter of 2021 compared to the prior year quarter primarily due to a higher interest rate received on the $8.0 million note receivable acquired in the Bayou sale. Interest expense decreased $0.5 million, or 19.3%, in the first quarter of 2021 compared to the prior year quarter primarily due to reduced loan principal balances, partially offset by higher borrowing costs under our amended Credit Facility.

Other (Income) Expense

Other income was $0.2 million and $0.4 million in the first quarters of 2021 and 2020, respectively. As part of our restructuring efforts, we recognized gains of $0.1 million and charges of $0.6 million in the first quarters of 2021 and 2020, respectively, related to the dissolution of certain restructured entities including the release of cumulative currency translation adjustments resulting from those disposals. Additionally, we recorded a $0.2 million gain on the divestiture of Bayou in the first quarter of 2021 and a net gain of $0.4 million related to the sale of our CIPP contracting businesses in Australia and Spain in the first quarter of 2020. The remaining amounts primarily consisted of net foreign currency transaction losses of $0.1 million in the first quarter of 2021 and net foreign currency transaction gains of $0.6 million in the first quarter of 2020.

Taxes on Income (Loss)

The tax benefit on a pre-tax loss from continuing operations in the first quarter of 2021 was $0.1 million compared to a tax benefit of $0.1 million on a pre-tax loss from continuing operations in the first quarter of 2020. Our effective tax rate was a benefit of 8.0% in the quarter ended March 31, 2021 compared to a benefit of 4.2% in the quarter ended March 31, 2020. The effective rate for the first quarter of 2021 was negatively impacted, as compared to U.S. federal statutory tax rates, by valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized. The effective rate benefited in the first quarter of 2021 from $0.3 million in domestic and foreign state rate changes. The effective rate for the first quarter of 2020 was negatively impacted by: (i) valuation allowances on certain net operating losses in foreign jurisdictions for which no income tax benefits are expected to be recognized; and (ii) a $0.4 million net tax expense related to employee share-based payments that vested during the first quarter of 2020.

Non-controlling Interests

Income attributable to non-controlling interests was $0.5 million and $0.3 million in the first quarters of 2021 and 2020, respectively. In the first quarter of 2021, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia. In the first quarter of 2020, income was primarily driven from our Corrosion Protection joint venture in Oman and our Infrastructure Solutions joint ventures in Asia, partially offset by losses from our Corrosion Protection joint venture in Saudi Arabia.

Liquidity and Capital Resources

COVID-19 Considerations

In March 2020, the CARES Act was signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the year ended December 31, 2020. However, we have deferred payments of $12.2 million as of March 31, 2021 related to the timing of employer payroll taxes and a $0.4 million tax benefit related to the carryback of the 2019 U.S. net operating loss, as permitted by the CARES Act.

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

Sources and Uses of Cash

Our primary source of cash is operating activities, which include the collection of accounts receivable as well as the ultimate billing and collection of contract assets. At March 31, 2021, we believed our net accounts receivable and our contract assets, as reported on our Consolidated Balance Sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. From time to time, we have net receivables recorded that we believe will be collected but are being disputed by the customer in some manner. Disputes of this nature could meaningfully impact the timing of receivable collection or require us to invoke our contractual or legal rights in a lawsuit or alternative dispute resolution proceeding. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

We also occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. In April and November 2020, we amended our credit facility to include more flexible financial covenants, which based on current projections, provide us with additional expected borrowing capacity over the next twelve months of more than $90 million.

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital and debt service.

During the first quarter of 2021, capital expenditures were primarily used to support our Infrastructure Solutions North American CIPP business and maintain the needs of our discontinued operations. For 2021, we anticipate that we will spend approximately $25 million for capital expenditures, which is above the 2020 levels that were minimized in response to cash preservation measures taken in the wake of COVID-19.

Repurchases of Aegion’s common stock, including both open market repurchases and those in connection with equity compensation programs for employees, totaled 105,720 shares, or $2.5 million, in the first quarter of 2021. Shares repurchased in the open market are done so in accordance with applicable regulatory requirements and subject to cash availability, market conditions and other factors. We are not obligated to acquire any particular amount of common stock and, subject to applicable regulatory requirements, may commence, suspend or discontinue purchases at any time without notice or authorization. In February 2021, we terminated the open market share repurchase program in connection with the Merger Agreement. See Note 9 to the consolidated financial statements contained in this Report for additional information regarding our stock repurchase plans.

As part of our Restructuring, we utilized cash of $1.9 million during the first quarter of 2021 and $55.0 million in cumulative cash payments since 2017 related to employee severance, extension of benefits, employment assistance programs, early lease and contract termination and other restructuring related costs. Cumulatively, we have incurred both cash and non-cash charges of $188.8 million, of which $86.4 million relates to goodwill and long-lived asset impairment charges recorded in 2017 as part of exiting the non-pipe FRP contracting market in North America. We expect to incur additional cash charges related to this program of approximately $2 million. We could also incur additional non-cash charges primarily associated with the release of cumulative currency translation adjustments and losses on the closure or liquidation of international entities.

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

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources (in thousands):

	Quarters Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,193	$(8,119)
Net cash provided by (used in) investing activities	4,303	(2,737)
Net cash provided by (used in) financing activities	(7,016)	20,205
Effect of exchange rate changes on cash	(57)	(1,291)
Net increase (decrease) in cash, cash equivalents and restricted cash for the period	$(1,577)	$8,058

Cash Flows from Operating Activities

Cash flows from operating activities provided $1.2 million in the first quarter of 2021 compared to $8.1 million used in the first quarter of 2020. The increase in operating cash flow from the prior year period was primarily due to: (i) improved working capital management as we used $4.4 million of cash during the first quarter of 2021 compared to $8.2 million used in the first quarter of 2020; (ii) improved operating cash flows from our discontinued operations, which used $2.6 million in the first quarter of 2021 compared to $4.8 million used in the first quarter of 2020 primarily due to working capital improvements; and (iii) higher operating income during the first quarter of 2021 as compared to the first quarter of 2020, exclusive of certain non-cash charges in both periods. Cash flows during the first quarter of 2021 and 2020 were negatively impacted by $1.9 million and $5.3 million, respectively, in cash payments related to our restructuring activities. It is typical for our operations to have working capital usage during the first quarter given the seasonal increase in construction activity and payments for incentive compensation, tax obligations and various annual renewals.

Cash Flows from Investing Activities

Cash flows from investing activities provided $4.3 million during the first quarter of 2021 compared to $2.7 million used during the first quarter of 2020. Our continuing operations used $2.7 million in cash for capital expenditures in the first quarter of 2021 compared to $5.5 million in the first quarter of 2020. In the first quarters of 2021 and 2020, $0.5 and $0.8 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first quarters of 2021 and 2020 were partially offset by $0.3 million and $0.1 million, respectively, in proceeds received from asset disposals. During the first quarter of 2021, we received $8.4 million on the receipts of note receivable related to the divestitures of Bayou and the CIPP contracting operations in Spain. During the first quarter of 2020, we received $3.4 million from the divestitures of the CIPP contracting operations in Australia and Spain. Our discontinued operations used cash from investing activities of $1.6 million and $0.7 million in the first quarters of 2021 and 2020, respectively, primarily for capital expenditures.

Cash Flows from Financing Activities

Cash flows from financing activities used $7.0 million during the first quarter of 2021 compared to $20.2 million provided in the first quarter of 2020. During the first quarter of 2021 and 2020, we used net cash of $2.5 million and $5.0 million to repurchase 105,720 and 260,620 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 9 to the consolidated financial statements contained in this report. During the first quarter of 2021, we used cash of $5.8 million to pay down the principal balance of our term loan and borrowed $1.3 million to fund the start-up of a joint venture. During the first quarter of 2020, we had net borrowings of $34.0 million on our line of credit to fund domestic working capital needs and to ensure we had sufficient liquidity due to COVID-19 business impacts, and we used cash of $8.8 million to pay down the principal balance of our term loan.

Financial Condition

The following table presents our capitalization (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$93,275	$94,848
Restricted cash	761	765
Total long-term debt	215,576	219,799
Total equity	409,715	408,365
Total capitalization (debt plus equity)	625,291	628,164
Debt to total capitalization	34%	35%

Cash and Cash Equivalents

At March 31, 2021, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $29.0 million, or 31.1%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2021. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Certain provisions within the Tax Cuts and Jobs Act (the “TCJA”) effectively transition the U.S. to a territorial system and eliminate deferral on U.S. taxation for certain amounts of income that are not taxed at a minimum level. At this time, we do not intend to distribute earnings in a taxable manner, and therefore, intend to limit distributions to: (i) earnings previously taxed in the U.S.; (ii) earnings that would qualify for the 100 percent dividends received deduction provided in the TCJA; or (iii) earnings that would not result in significant foreign taxes. As a result, we did not recognize a deferred tax liability on any remaining undistributed foreign earnings at March 31, 2021.

Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe.

Long-Term Debt

In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. In February 2018, December 2018, April 2020 and November 2020, we amended this facility (the “amended Credit Facility”). At March 31, 2021, the amended Credit Facility consisted of a $175.0 million revolving line of credit and a $308.4 million term loan facility, each with a maturity date in February 2023.

In April 2020, we amended our credit facility to provide additional liquidity and to ensure ongoing debt covenant compliance as a proactive measure to manage the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic. In November 2020, based on management’s revised confidence with future cash flows, we further amended our credit facility to secure more favorable interest rates and maintain flexibility to manage through downside risk. Through these amendments, the amended Credit Facility now includes more flexible financial covenants and allows for the add-back of certain restructuring and divestiture charges. The amended Credit Facility also places certain limits on our open market share repurchase program.

Our indebtedness at March 31, 2021 consisted of $215.9 million outstanding from the term loan under the amended Credit Facility. Additionally, we had $2.0 million of debt held by our joint ventures (representing funds loaned by our joint venture partners). In connection with the formation of United Special Technical Services Arabia Company Limited (“USTS-Saudi Arabia”), we and STS International Holdings LTD loaned USTS-Saudi Arabia an aggregate of SAR 9.7 million (approximately $2.5 million) during the first quarter of 2021 for the purchase of capital assets and for operating purposes. Of such amount, $1.3 million was designated as third-party debt in our consolidated financial statements.

As of March 31, 2021, we had $25.6 million in letters of credit issued and outstanding under the amended Credit Facility. Of such amount, $10.8 million was collateral for the benefit of certain of our insurance carriers and $14.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

The amended Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with our financial covenants at March 31, 2021 and expect continued compliance for the next twelve months.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. At March 31, 2021, we had the capacity to borrow up to $103.2 million of additional debt under our amended Credit Facility.

See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our long-term debt.

Disclosure of Contractual Obligations and Commercial Commitments

There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 11 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2021 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2021 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. We currently utilize interest rate swap agreements with a notional amount that mirrors approximately 75% of our outstanding borrowings from the term loan under our amended Credit Facility.

At March 31, 2021, the estimated fair value of our long-term debt was approximately $213.7 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2021 would result in a $0.5 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2021, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10% change in currency exchange rates could result in an approximate $2.9 million impact to our equity through accumulated other comprehensive income (loss).

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2021, there were no material foreign currency hedge instruments outstanding. See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Relating to the Merger

On March 15, 2021, a shareholder complaint relating to the merger was filed in the United States District Court for the Southern District of New York, captioned Stein v. Aegion Corp. et al., Case No. 1:21-cv-2247. On March 19, 2021, a shareholder complaint relating to the merger was filed in the United States District Court for the Eastern District of New York, captioned Pallmer v. Aegion Corp. et al., Case No: 1:21-cv-01448. On March 29, 2021, a shareholder complaint relating to the merger was filed in the United States District Court for the Southern District of New York, captioned Griffin v. Aegion Corp. et al., Case No. 1:21-cv-02686. Each of the foregoing complaints alleges that the preliminary proxy statement filed with the SEC on March 15, 2021 is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against Aegion and its directors. On April 23, 2021, a shareholder complaint relating to the merger was filed in the Delaware Court of Chancery, captioned Assad v. Aegion Corp. et al., Case No. 2021-0349, which alleges that the definitive proxy statement filed with the SEC on April 1, 2021 (the “Definitive Proxy”) is materially incomplete and misleading and asserts breach of fiduciary duty claims against Aegion and its directors. On April 26, 2021, two shareholder complaints relating to the merger were filed, one in the United States District Court for the District of Delaware, captioned Kubicek v. Aegion Corp. et al., Case No. 1:21-cv-579, and one in the United States District Court for the Eastern District of Pennsylvania, captioned Ciccotelli v. Aegion Corp. et al., Case No. 2:21-cv-01914; each alleges that the Definitive Proxy omits or misrepresents material information and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against Aegion and its directors. Each of these complaints purports to seek, among other things, injunctive relief preventing the merger, damages and an award of plaintiffs’ costs and disbursements, including reasonable attorneys’ and expert fees and expenses. On May 4, 2021, we received a demand letter on behalf of a purported shareholder of Aegion challenging certain disclosures set forth in the Definitive Proxy. We believe that the claims asserted in these complaints and the demand letter are without merit.

On May 7, 2021, we filed a Form 8-K disclosing additional information relating to the merger in response to allegations made in the above complaints. In filing the Form 8-K, we denied the allegations of the complaints and the need for any supplemental disclosure.  However, we disclosed the additional information solely for the purpose of avoiding the risk of the complaints or the demand letter delaying or adversely affecting the merger and to minimize the costs, risks and uncertainties inherent in litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2021 (1) (2)	25,799	$19.82	23,987	2,101,988
February 2021 (1) (2)	79,182	24.76	15,514	2,086,474
March 2021 (2)	739	26.00	—	2,086,474
Total	105,720	$23.56	39,501	(3)

(1)

In December 2019, our board of directors authorized the open market repurchase of up to an additional two million shares of our common stock upon completion of the two million share repurchase program approved by the board of directors in December 2018. As of March 31, 2021, 86,474 shares remained to be repurchased under the 2018 program and an additional two million shares under the 2019 program. Any shares repurchased are pursuant to one or more 10b5-1 plans and promptly retired. Effective in November 2020, in connection with an amendment to our senior secured credit facility, open market repurchases of our common stock are limited to: (i) unlimited if our consolidated financial leverage ratio is less than 2.50 to 1.00; and (ii) $40.0 million while our consolidated financial leverage ratio is greater than or equal to 2.50 to 1.00.

(2)	In connection with approval of our senior secured credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with the vesting of restricted stock, restricted stock units or performance units issued to employees. During the first quarter of 2021, 66,219 shares were surrendered in connection with restricted stock unit and performance unit transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock units or performance units vested. Once repurchased, we promptly retired the shares.

(3)	On February 16, 2021, the Company announced that it had entered into a definitive merger agreement with affiliates of New Mountain Capital, L.L.C., a leading growth-oriented investment firm headquartered in New York. As a result, the Company terminated the open market share repurchase program effective February 16, 2021.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger, dated as of February 16, 2021, among Carter Intermediate, Inc., Carter Acquisition, Inc. and Aegion Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed February 17, 2021).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 13, 2021, among Carter Intermediate, Inc., Carter Acquisition, Inc. and Aegion Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed March 15, 2021).

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of April 13, 2021, among Carter Intermediate, Inc., Carter Acquisition, Inc. and Aegion Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed April 14, 2021).

10.1	Management Annual Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K for the year ended December 31, 2020). (1)

10.2	Form of Restricted Stock Unit Agreement, dated February 23, 2021, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.30 to the annual report on Form 10-K for the year ended December 31, 2020). (1)

10.3	Form of Performance Unit Agreement, dated February 23, 2021, between Aegion Corporation and certain executive officers of Aegion Corporation (incorporated by reference to Exhibit 10.31 to the annual report on Form 10-K for the year ended December 31, 2020). (1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David F. Morris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David F. Morris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

95	Mine Safety and Health Disclosure, filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: May 10, 2021	/s/ David F. Morris
David F. Morris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)